Form 10-Q
period 1998-06-30
INNOTRAC CORP
filed 1998-08-10
CIK 1051114

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998

                                OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES ACT OF 1934

            For the transition period from _____ to______

       Commission file number  000-23740
                              ----------

                       INNOTRAC CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Georgia                          58-1592285
   -------------------------------    ----------------------
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)     Identification Number)


        1828 Meca Way   Norcross, Georgia          30093
        ---------------------------------------------------
        (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code: (770) 717-2000
                                                      ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding at July 24, 1998
                                      ----------------------------
Common Stock at $.10 par value                  8,999,995
Shares

Part I   Financial Information
------------------------------

Item 1   Financial Statements
-----------------------------

                                                       INNOTRAC CORPORATION
                                                           BALANCE SHEETS
                                             As of June 30, 1998 and December 31, 1997

                                   ASSETS                        June 30 1998          December 31, 1997
                                   ------                        ------------          -----------------
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents.................................  $   4,055,660          $      553,746
    Accounts Receivable, net .................................     37,053,863              20,081,229
    Inventories ..............................................      2,100,448               2,935,611
    Deferred tax assets.......................................      3,237,000                 386,000
    Prepaid expenses and other current assets.................        846,984                 372,605
                                                                -------------          --------------
              Total current assets                                 47,293,955              24,329,191
                                                                -------------          --------------
Property and equipment:
    Rental equipment..........................................      9,115,329              10,432,645
    Computer, machinery and transportation equipment..........      3,797,867               1,557,765
    Furniture, fixtures and leasehold improvements............        730,384                 720,097
                                                                   13,643,580              12,710,507
    Less accumulated depreciation and amortization............      6,031,156               5,101,992
                                                                    7,612,424               7,608,515

Other assets, net ............................................        142,427                 557,537
                                                                $  55,048,806          $   32,495,243
                                                                =============          ==============

                   LIABILITIES AND PARTNERS', MEMBERS',
                         AND SHAREHOLDERS' EQUITY                June 30, 1998         December 31, 1997
                   ------------------------------------          -------------         -----------------
                                                                 (Unaudited)


Current liabilities:
    Current portion of long-term debt.........................  $      67,655          $      737,687
    Line of credit............................................      2,215,000               8,545,200
    Accounts payable .........................................     10,808,567               4,765,772
    Distributions payable ....................................      1,152,074               1,007,395
    Accrued expenses..........................................      9,136,046               7,433,611
    Other.....................................................        635,896                 318,088
                                                                 ------------          --------------
              Total current liabilities                            24,015,238              22,807,753
                                                                 ------------          --------------
Noncurrent liabilities:
    Subordinated debt.........................................              0               3,500,000
    Long-term debt............................................         10,203                 403,779
    Deferred tax liability....................................        111,000                  40,000
                                                                 ------------          --------------
              Total noncurrent liabilities....................        121,203               3,943,779
                                                                 ------------          --------------
              Total liabilities ..............................     24,136,441              26,751,532
                                                                 ------------          --------------
Commitment and contingencies..................................

Redeemable capital stock......................................        562,666                 916,949

Partners', members' and shareholders' equity:
    Partners' capital.........................................              0               1,758,896
    Members' deficit .........................................              0                (489,701)
    Common stock..............................................        900,000                   4,590
    Additional paid-in capital ...............................     25,024,708                  14,370
    Retained earnings ........................................      4,424,991               3,538,607
                                                                 ------------          --------------
             Total partners', members and
                shareholders' equity                               30,349,699               4,826,762
                                                                 ------------          --------------
             Total liabilities and partners',
                members' and shareholders' equity ............   $ 55,048,806          $   32,495,243
                                                                 ============          ==============

The accompanying condensed notes to financial statements are an integral part of these balance sheets

                                                       INNOTRAC CORPORATION
                                                         INCOME STATEMENTS
                                        Three Months and Six Months Ended June 30, 1998 and 1997
                                                            (Unaudited)


                                           Three Months Ended June 30,              Six Months Ended June 30,
                                           1998                1997                1998                1997
                                     ---------------     ---------------     ---------------     ---------------
Revenues, net ...................... $    36,345,692     $    24,699,014     $    58,910,636     $    47,087,169
Cost of revenues....................      26,514,660          18,676,388          42,926,304          36,790,004
                                     ---------------     ---------------     ---------------     ---------------
          Gross Profit..............       9,831,032           6,022,626          15,984,332          10,297,165
                                     ---------------     ---------------     ---------------     ---------------
Operating expenses:
    Selling, general and ..........
      administrative expenses......        5,103,224           3,149,526           8,531,112           5,863,311
    Depreciation and amortization..          234,141             151,101             372,535             341,255
                                     ---------------     ---------------     ---------------     ---------------
          Total operating expenses..       5,337,365           3,300,627           8,903,647           6,204,566
                                     ---------------     ---------------     ---------------     ---------------
Operating income ...................       4,493,667           2,721,999           7,080,685           4,092,599
                                     ---------------     ---------------     ---------------     ---------------
Other (income) expense:
   Interest expense ................         257,875             487,343             572,885             981,041
   Other............................          15,109             275,582              20,959             (15,890)
                                     ---------------     ---------------     ---------------     ---------------
          Total other expenses......         272,984             762,925             593,844             965,151
                                     ---------------     ---------------     ---------------     ---------------
Income before income taxes..........       4,220,683           1,959,074           6,486,841           3,127,448
Income tax provision ...............      (1,143,000)             (9,300)         (1,082,000)             34,700
                                     ---------------     ---------------     ---------------     ---------------
          Net income ............... $     3,077,683     $     1,949,774     $     5,404,841     $     3,162,148
                                     ===============     ===============     ===============     ===============

          Proforma net income        $     2,595,720     $     1,204,831     $     3,989,407     $     1,923,381
                                     ===============     ===============     ===============     ===============
Proforma net income per share:
   Basic                             $          0.33     $          0.19     $          0.54     $          0.30
                                     ===============     ===============     ===============     ===============

   Diluted                           $          0.33     $          0.19     $          0.54     $          0.30
                                     ===============     ===============     ===============     ===============

Shares used for computing net
 income per share:
   Basic                                   7,888,889           6,500,000           7,327,815           6,500,000
                                     ===============     ===============     ===============     ===============

   Diluted                                 7,921,526           6,500,000           7,344,901           6,500,000
                                     ===============     ===============     ===============     ===============


The accompanying condensed notes to financial statements are an integral part of these statements

                                                       INNOTRAC CORPORATION
                                                      STATEMENT OF CASH FLOWS
                                           For the six months ended June 30, 1998 and 1997
                                                            (Unaudited)


                                                                         1998                 1997
                                                                    -------------        -------------
Cash flows from operating activities:
    Net income                                                      $   5,404,841        $   3,162,148
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization............................         372,535              341,255
        Depreciation-rental equipment............................       1,597,945            1,857,981
        Loss on disposal of rental equipment.....................       1,034,901            2,221,821
        Deferred income taxes....................................         236,000              (95,000)
        Increase in accounts receivable..........................     (16,972,634)          (1,515,517)
        Decrease in inventories..................................         835,163            1,033,595
        (Increase) decrease in prepaid expenses and other assets.        (144,613)             165,039
        Increase (decrease) in accounts payable..................       6,042,795           (5,341,899)
        Increase in accrued expenses.............................       1,702,435            4,991,899
        Other....................................................         317,808             (305,811)
                                                                    -------------        -------------
             Net cash provided by operating activities...........         427,176            6,515,511
                                                                    -------------        -------------

Cash flows from investing activities:
    Accrued equipment purchases..................................               0             (798,000)
    Purchase of property and equipment...........................      (2,923,946)          (2,716,756)
                                                                    -------------        -------------
             Net cash used in investing activities...............      (2,923,946)          (3,514,756)
                                                                    -------------        -------------
Cash flows from financing activities:
    Net repayment under lines of credit..........................      (6,330,200)          (3,738,743)
    Repayment of long-term debt .................................      (1,063,608)            (379,603)
    Repayment of subordinated debt...............................      (3,500,000)                   0
    Proceeds from initial public offering, net...................      26,927,813                    0
    Redemption of redeemable capital stock ......................        (388,000)                   0
    Distributions to shareholders, members and partners..........      (9,647,321)            (717,640)
                                                                    -------------        -------------
             Net cash provided by (used in) financing activities        5,998,684           (4,835,986)
                                                                    -------------        -------------

Net increase (decrease) in cash and cash equivalents.............       3,501,914           (1,835,231)
Cash and cash equivalents, beginning of period...................         553,746            2,004,746
                                                                    -------------        -------------
Cash and cash equivalents, end of period ........................   $   4,055,660        $     169,515
                                                                    =============        =============
Supplemental cash flow disclosures:
    Cash paid for interest.......................................   $     695,450        $     980,868
                                                                    =============        =============

    Cash paid for income taxes, net of refunds received..........   $     528,192        $     366,111
                                                                    =============        =============
Non cash transactions:
    Accreted dividends on redeemable capital stock...............   $      33,717        $      42,376
                                                                    =============        =============

The accompanying condensed notes to financial statements are an integral part of these statements

                       INNOTRAC CORPORATION
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1998 AND 1997


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission on May 6, 1998.

2. In May 1998, the Company completed an initial public offering of its Common Stock. The Company issued 2,500,000 shares at an initial public offering price of $12.00 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $26,928,000.

3. The Company used a portion of the proceeds from the initial public offering to repay outstanding balance of $13,789,000 under the Company's line of credit (subsequent to the initial public offering, the Company has made periodic borrowings against the line of credit to fund short term capital needs); repay outstanding principal amount of $778,000 loaned to the Company by a bank plus accrued interest (at the rate of 8.95% per annum) of approximately $2,000; repay outstanding principal amount $3,500,000 loaned to the Company by a shareholder plus accrued interest (at the rate of 16.5% per annum) of approximately $116,000; paid approximately $1,477,000 for software upgrades and paid distributions of a portion of the undistributed earnings of certain affiliated pass-through entities that were consolidated into Innotrac of $7,500,000.

4. The pro forma net income and earnings per share reflect the company's results on a fully taxed basis to reflect consolidation of the various affiliated pass-through entities into a C corporation in conjunction with the initial public offering.

5. Basic earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method). The following table shows the computation of the number of shares outstanding:

                                 Three Months Ended June 30,              Six Months Ended June 30,
                               1998                     1997                1998              1997
                             ---------                ---------           --------          ---------
     Basic Shares            7,888,889                6,500,000           7,327,815         6,500,000
     Stock Options              32,637                        0              17,086                 0
                             ---------                ---------           --------          ---------
     Diluted Shares          7,921,526                6,500,000           7,344,901         6,500,000
                             =========                =========           =========         =========

ITEM 2
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its formation in 1984, the Company has expanded its business and facilities to offer distribution and management services, and inbound teleservices in response to the needs of clients in a variety of industries and to capitalize on market opportunities. In 1987, the Company began providing marketing support services to BellSouth. In 1991, the Company initiated a fulfillment program to sell or rent to BellSouth customers Caller ID hardware, phone sets and other equipment, and in 1993, began billing the charges on customers' telephone bills. As part of this program, Innotrac acquires the Caller ID and other telecommunications equipment from third party manufacturers, thereby assuming inventory and credit risk. Upon receipt of an order, the Company ships the product, tracks inventory levels and sales and marketing data and maintains teleservicing operations to handle customer service and technical support. From time to time, rather than acquiring units and selling or leasing them to BellSouth customers, the Company distributes, for a fee, Caller ID hardware that BellSouth has purchased from various third-party manufacturers.

At a customer's option, the Company sells one of its various models of Caller ID units generally in four to six installments or rents certain models for an open-ended term (which the Company estimates has averaged 1.5 years). If a rental customer chooses to purchase a Caller ID unit, the customer must return the old unit (approximately 93% of the returned units are refurbished and rented again by the Company) and purchase a new one. The Company writes off the remaining net book value of rental units that are not returned and includes such amounts in its cost of revenues. The Company's margins on installment sales and rentals of Caller ID units are similar. Rentals of Caller ID units accounted for approximately 11% and 18% of the Company's net revenues for the six months ended June 30, 1998 and 1997, respectively, while sales of Caller ID units accounted for approximately 81% and 80% of the Company's net revenues for the six months ended June 30, 1998 and 1997, respectively.

To leverage its experience and infrastructure investment related to the BellSouth marketing support program, the Company entered into an agreement with Pacific Bell in June 1996 to sell Pacific Bell's Caller ID equipment. The Company also provides marketing support services to US West and seeks other telecommunications companies for whom it can provide similar marketing support services. In June 1998, the Company entered into an agreement with SBC Communications, Inc. to become an approved fulfillment partner for Caller ID related telecommunications equipment. Under the terms of this agreement, the Company exchanged its exclusive arrangement with Pacific Bell in California to become an approved fulfillment partner for Southwestern Bell, Pacific Bell and Nevada Bell, al1 of which are subsidiaries of SBC Communications, Inc.

The Company has experienced significant growth in revenues in recent years primarily due to the growth in Caller ID market penetration and service improvements by the Company with respect to product-based marketing support services. Industry sources indicate that at the end of 1995, BellSouth's Caller ID penetration was approximately 13%. BellSouth indicates that through the end of December 1997 its Caller ID penetration had increased to approximately 29%. In 1993, the Company began billing on the telephone bill and in mid-1995, changed the method of selling BellSouth equipment from taking referrals in the Company's call center from BellSouth representatives to having a BellSouth representative negotiate sales on behalf of the Company and send order information to the Company by electronic data interchange ("EDI"). This change in process increased sales and decreased order-processing time. Also, in January 1997, the Company implemented an interactive voice response ("IVR") system to handle some of the BellSouth customer service calls, which generally reduced response time and lowered operating costs. Services provided to BellSouth and its customers accounted for 70%, 85%, 82% and 82% of the Company's net revenues for the six months ended June 30, 1998 and for the years ended December 31, 1997, 1996 and 1995, respectively.

Management believes that growth in revenues from Caller ID marketing support services will remain constant for the next several years as market penetration increases and new Caller ID services that require enhanced equipment are introduced. Sales are expected to level off as the market matures. According to industry sources, market penetration of Caller ID services in the U.S. as of December 1, 1997 is approximately 18% and is expected to peak at approximately 75% by 2007. Management intends to offset the eventual maturity of its Caller ID business by diversifying its client base and expand the scope of marketing support services it renders to its clients by cross-selling its other services to existing clients. Additionally, the Company intends to contact previous purchasers of Caller ID products to promote newer enhanced Caller ID products.

Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped (including installment sales) or rentals are provided. Revenues are reduced for an estimate of product returns and allowances. This provision is calculated based on the Company's historical experience applied to current sales.

The largest component of the Company's expenses is its cost of revenues, which includes the product costs of telecommunications equipment, depreciation on Caller ID rental equipment, the costs of labor associated with marketing support services for a particular client, telecommunications services costs, materials and freight charges, and directly allocable facilities costs. Most of these costs are variable in nature. A second component of the Company's expenses includes selling, general and administrative ("SG&A") expenses. This expense item is comprised of labor and other costs associated with marketing, financial, information technology support, human resources and administrative functions that are not allocable to specific client services, as well as bad debt expense. Bad debt expense represents a provision for installments and rentals that will be deemed to be uncollectible based on the Company's historical experience as well as billing adjustments from telecommunications providers. SG&A expenses tend to be fixed in nature, with the exception of bad debt, which is related to revenues.

This discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risk associated with product-based marketing support services; reliance on the telecommunications industry; ability to continue and manage growth; the impact of the trend toward outsourcing; dependence on labor force; risks of business interruption and the effects of the Company's new facility; risks associated with rapidly changing technology and the Company's conversion to new software; risks associated with competition; dependence on key personnel; risks associated with Year 2000 compliance; compliance with government regulation; control by management; difficulties of completing and integrating acquisitions and other factors discussed in more detail under "Risk Factors" in the Company's final prospectus dated May 6, 1998.


RESULTS OF OPERATIONS


The following table sets forth summary operating data, expressed as a percentage of revenues, for the three months and six months ended June 30, 1997 and 1998, respectively. The information below is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

 The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the financial statements.

                                                          Three Months                Six Months
                                                          Ended June 30              Ended June 30
                                                          -------------              -------------
                                                       1998          1997         1998          1997
                                                      ------        ------       ------        ------
Revenues, net......................................   100.0%        100.0%       100.0%        100.0%
Cost of revenues...................................    73.0          75.6         72.9          78.1
Gross profit.......................................    27.0          24.4         27.1          21.9
Selling, general and administrative expenses.......    14.0          12.8         14.5          12.5
Operating income...................................    12.4          11.0         12.0           8.7
Interest expense...................................     0.7           2.0          1.0           2.1
Income before income taxes.........................    11.6%          7.9%        11.0%          6.6%

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

REVENUES. The Company's net revenues increased 47.2% to $36.3 million for the three months ended June 30, 1998 from $24.7 million for the three months ended June 30, 1997. The increase in revenue was primarily due to a 37.8% increase in Caller ID units sold and fulfilled to 671,000 units along with an increase in the percentage of units sold to 77.2% of total unit volume versus 60.2% for the three months ended June 30, 1997. This was slightly offset by a decrease in average per unit prices of Caller ID units. The Company's reserve for returns and allowances increased from $1.9 million (7.5% of net revenues) for the three months ended June 30, 1997 to $3.6 million (9.9% of net revenues) for the three months ended June 30, 1998.

COST OF REVENUES. The Company's cost of revenues increased 42.0% to $26.5 million for the three months ended June 30, 1998 compared to $18.7 million for the three months ended June 30, 1997. This was primarily due to an increase in cost of equipment associated with the increase in units sold by the Company as described above.

GROSS PROFIT. For the three months ended June 30, 1998, the Company's gross profit increased 63.2% to $9.8 million as compared to $6.0 million for the three months ended June 30, 1997 and gross margin increased to 27.0% of revenues from 24.4% of revenues, respectively. The increase in gross profit was primarily due to the increase in revenue. The increase in gross margin was due primarily to improved equipment margins and lower call center and fulfillment center costs per order due to efforts to control labor costs and the efficiencies associated with the increased volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended June 30, 1998 increased 62.0% to $5.1 million or 14.0% of revenues compared to $3.1 million or 12.8% of revenues for the three months ended June 30, 1997. The Company's bad debt expense, most of which is associated with sales of Caller ID and other telecommunications equipment to BellSouth and Pacific Bell customers, was $3.2 million (8.7% of net revenues) for the three months ended June 30, 1998 as compared to $2.0 million (8.0% of net revenues) for the three months ended June 30, 1997. The Company's bad debt expense for the year ended December 31, 1997 was $7.6 million (8.8% of net revenues). The increase in bad debt expense and the allowance for doubtful accounts (inclusive of the reserve for returns and allowances) (16.1% of gross accounts receivable) in the 1998 quarter compared to the 1997 quarter was primarily due to higher Caller ID market penetration, which the Company believes results in an increase in sales of Caller ID units to consumers having higher credit risks. The allowance for doubtful accounts (inclusive of the reserve for returns and allowances) increased from 13.6% of gross accounts receivable at March 31, 1998 to 16.1% of gross accounts receivable at June 30, 1998, as write-offs for the three months ended June 30, 1998 were $5.8 million and the provision and reserve for returns and allowances was $6.8 million combined.
The increase in other S,G&A expenses is due to increased sales and marketing efforts, increased insurance and benefits expenses and increased administrative costs to support the Company's growth.

INTEREST EXPENSE. Interest expense decreased to $258,000 for the three months ended June 30, 1998 from $487,000 for the three months ended June 30, 1997. This was primarily due to repayment of a term loan from a bank and a subordinated note payable to a shareholder and lower borrowings under the Company's line of credit due to the Company's receipt of proceeds from the initial public offering on May 11, 1998.

INCOME TAXES. The Company's effective tax rates for the three months ended June 30, 1998 and 1997 were 27.0% and 0.5%, respectively. The effective tax rates are lower than statutory rates due to the amount of income attributable to the pass-through entities involved in the combination of the Company and related pass-through entities (the "Consolidation") at the same time as consummation of the initial public offering prior to the consolidation. As a result of the Consolidation, the Company expects its effective tax rate in future periods to increase to statutory levels.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED 1997

REVENUES. The Company's net revenues increased 25.1% to $58.9 million for the six months ended June 30, 1998 from $47.1 million for the six months ended June 30,1997. Consistent with the quarter's results, the increase in revenue was due primarily to increased Caller ID volume. Total Caller ID units sold and fulfilled during the first half of 1998 increased 50.0% to 1.5 million units from 1.0 million units for the first six months of 1997. The percentage of units sold versus fulfilled was 53.7% versus 55.5% for the six months ended June 30, 1998 and 1997, respectively. The increase in unit volume was partially offset by lower per unit sales prices. The growth was also partially offset by an increase in the Company's reserve for returns and allowances from $3.1 million (6.7% of net revenues) for the six months ended June 30, 1997 to $5.5 million (9.4% of net revenues) for the six months ended June 30, 1998.

COST OF REVENUES. The Company's cost of revenues increased 16.7% to $42.9 million for the six months June 30, 1998 compared to $36.8 million for the six months ended June 30, 1997. This increase was due to increased revenue volume described above.

GROSS PROFIT. For the six months ended June 30, 1998, the Company's gross profit increased 55.2% to $16.0 million or 27.1% of revenues as compared to $10.3 million or 21.9% of revenues for the six months ended June 30, 1997. The increase in gross margin was due primarily to improved equipment margins and lower call center and fulfillment center costs per order due to efforts to control labor costs and the efficiencies associated with the increased volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the six months ended June 30, 1998 were $8.5 million or 14.5% of revenues compared to $5.9 million or 12.5% of revenues for the six months ended June 30, 1997. The Company's bad debt expense, most of which was associated with sales of Caller ID and other telecommunications equipment to BellSouth and Pacific Bell customers, was $4.9 million (8.3% of net revenues) for the six months ended June 30, 1998 as compared to $3.5 million (7.5% of net revenues) for the six months ended June 30, 1997. The Company's bad debt expense for the year ended December 31, 1997 was $7.6 million (8.8% of net revenues). The increase in bad debt expense and the allowance for doubtful accounts (inclusive of the reserve for returns and allowances) (22.1% of gross accounts receivable) was primarily due to the Company's higher revenue volume and higher Caller ID market penetration, which the Company believes results in an increase in sales of Caller ID units to consumers having higher credit risks. The Company believes that higher credit risk customers result in larger write-offs for non-payment due to increased chargebacks by telecommunications companies to suppliers of nonregulated services when customers do not pay for these services.
Consistent with the results for the quarter, the increase in other selling, general and administrative expenses is due to increased sales and marketing efforts, increased insurance and benefits expenses and administrative costs to support the company's growth.

INTEREST EXPENSE. Interest expense decreased from $981,000 for the six months ended June 30, 1997 to $573,000 for the six months ended June 30, 1998. The decrease was primarily due to repayment of a note payable from a bank and subordinated note payable to a shareholder due to proceeds received from initial public offering on May 11, 1998 and lower bank borrowings under the Company's line of credit from the previous period ended.

INCOME TAXES. The Company's effective tax rates for the six months ended June 30, 1998 and 1997 were 16.7% and (1.1)%, respectively. The change from 1997 to 1998 was primarily the result of a lower level of income attributable to the pass-through entities involved in the Consolidation prior to the consolidation. As a result of the Consolidation, the Company expects its effective tax rate in future periods to increase to statutory levels.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company has funded its operations and capital expenditures primarily through cash flow from operations and borrowings from banks and shareholders. The Company had cash and cash equivalents of approximately $4.1 million and $170,000 at June 30, 1998 and 1997, respectively.
The Company maintains a $25.0 million revolving line of credit with a bank, maturing in November 1999, which was increased from $18.0 million in December 1997. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At June 30, 1998, the interest rate was 8.5%. In May 1998, the Company repaid a term loan with a bank that would have matured in July 1999 and bore interest at 8.95% per annum along with a subordinated note payable to a shareholder which would have matured in April 1999 and bore interest at a particular bank's prime rate, as adjusted from time to time, plus 8.0% per annum, with proceeds received from the initial public offering on May 11, 1998. At June 30, 1998, $2.2 million was outstanding under the line of credit.

As of June 30, 1998, the Company had entered into various operating leases in the ordinary course of business and an operating lease for a new distribution facility and corporate offices expected to be ready for occupancy in the third quarter of 1998. As a result of the new facility lease, rental expense will increase approximately $400,000 per year through 2008. In addition, the Company entered into an agreement with a related party to acquire from him by the end of 1998 all of his interest in a subsidiary of the Company and one entity involved in the Consolidation for an aggregate of $980,000. As a part of the agreement, during the six months ended June 30, 1998, the Company acquired the interest in the entity involved in the Consolidation for $388,000. The Company will acquire the interest in the subsidiary in December 1998.

During the six months ended June 30, 1998, the Company generated cash flow from operating activities of $427,000 compared to $6.5 million in the same period in 1997. The decrease in cash flow from operating activities in 1998 was due to higher working capital requirements resulting from increases in accounts receivable (principally installment receivables) due to the increased sales volume during the first six months of 1998 as compared to last six months of 1997.

During the six months ended June 30, 1998, net cash used in investing activities was $2.9 million in 1998 as compared to $3.5 million in 1997. This decrease was primarily due to a decrease in the number of purchases of Caller ID units for rent, partially offset by expenditures associated with the Company's software upgrade.

During the six months ended June 30, 1998, the net cash provided by financing activities was $6.0 million compared to $4.8 million used in financing activities in the same period in 1997. During the six months ended June 30, 1998, the Company received $26.9 million in the initial public offering completed on May 11, 1998 net of fees associated with the initial public offering. The Company used a portion of the proceeds to repay $4.6 million of long-term debt, $7.5 million in distributions of undistributed earnings to shareholders of affiliated flow through entities that were merged into the company in conjunction with the initial public offering, and reduced its borrowings under the line of credit by $13.8 million. Subsequent to the initial public offering, the Company has made periodic borrowings against the line of credit to fund short term working capital needs resulting in a net decrease in borrowings on the line of credit of $6.3 million for the six months ended June 30, 1998.

The Company estimates that its cash and financing needs through 1998 will be met by cash flows from operations, its line of credit facility, and the net proceeds from the Offering.
However, any increase in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. Recognizing the importance and need for an integrated information systems solution, the Company has developed an implementation plan for upgrading its systems architecture. This plan also addresses the functionality of its systems beyond December 31, 1999 ("Year 2000 compliance") as the majority of the internal information systems are being replaced with new systems that the systems vendor represents will be Year 2000 compliant. The Company does not anticipate additional material expenditures for Year 2000 compliance issues. This new systems implementation is expected to be completed by December 31, 1998. The Company is discussing with its suppliers, clients, financial institutions and others the possibility of any interface difficulties relating to Year 2000 compliance that may affect the Company. To date, no significant concerns have been identified; however, there can be no assurance that there will not be any Year 2000-related operating problems or expenses that will arise with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its suppliers, clients, financial institutions and others. Because such third-party systems or software may not be Year 2000 compliant, the Company could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. SFAS 130 did not have a material impact on the Company's financial statements for any periods presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for year-end financial statements for periods beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material impact on the Company's financial statements.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.

PART II

OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 6, 1998 the Company's Registration Statement on Form S-1, Commission File No. 42373, was declared effective. The Company consummated the offering of its Common Stock, par value $0.10 per share as of May 11, 1998 and received $27.9 million in net proceeds (after payment of the underwriters' discount of $2.1 million) from the initial public offering of 2,500,000 shares of its common stock, which was sold at an aggregate price to the public of $30.0 million. From the aggregate price to the public, $2.1 million has been applied as the underwriters' discount and approximately $1.0 million has been applied to date to other expenses of the initial public offering and paid directly to entities unaffiliated with the Company. Additional expenses of the Offering expected to be incurred in the future total $100,000. In addition to the payment of $3.1 million in net expenses, as described above, proceeds from the initial offering have been applied to date as follow:

       Repaid term loan from a bank including unpaid interest      $    780,000
       Repaid note payable from a shareholder including interest      3,616,000
       Distributions on undistributed earnings to shareholders        7,500,000
       Purchase of software upgrade                                   1,477,000
       Initial pay down on line of credit                            13,789,000
                                                                   ------------
                     Total                                         $ 27,162,000
                                                                   ============


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
    (a) 27.  Financial Data Schedule

    (b)      Reports on Form 8-K -- There were no Form 8-K filings.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INNOTRAC CORPORATION
                                  (Registrant)



Date: August 10, 1998         By:  /s/ Scott D. Dorfman
                                   Scott D. Dorfman
                                   President and Chief Executive
                                   Officer and Chairman
                                   of the Board


Date: August 10, 1998         By:  /s/ John H. Nichols III
                                   John H. Nichols III
                                   Vice President and Chief
                                   Financial Officer and Secretary
                                   (Principal Financial Officer)