Form 10-Q
period 1998-09-30
INNOTRAC CORP
filed 1998-11-09
CIK 1051114

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1998

                                     OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES ACT OF 1934

                  For the transition period from _____ to _______

             Commission file number    000-23740
                                     --------------

                             INNOTRAC CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Georgia                                      58-1592285
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)


            6655 Sugarloaf Parkway  Duluth, Georgia         30097
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

            Registrant's telephone number, including area code: (678) 584-4000
                                                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at October 24, 1998
                                             -------------------------------
Common Stock at $.10 par value                      8,999,995 Shares

Part I   Financial Information
------------------------------

Item 1   Financial Statements
-----------------------------

                                          INNOTRAC CORPORATION
                                             BALANCE SHEETS
                              As of September 30, 1998 and December 31, 1997
                                               (in 000's)

                                 ASSETS                           September 30, 1998     December 31, 1997
                                 ------                           ------------------     -----------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents...................................     $      4,056           $        554
    Accounts Receivable, net....................................           40,943                 20,081
    Inventories.................................................            5,318                  2,936
    Deferred tax assets.........................................            3,089                    386
    Prepaid expenses and other current assets...................            1,186                    373
                                                                     ------------           ------------
              Total current assets                                         54,592                 24,330
                                                                     ------------           ------------
Property and equipment:
    Rental equipment............................................            8,013                 10,433
    Computer, machinery and transportation equipment............            4,190                  1,558
    Furniture, fixtures and leasehold improvements..............              810                    720
                                                                     ------------           ------------
                                                                           13,013                 12,711
    Less accumulated depreciation and amortization..............            6,132                  5,102
                                                                     ------------           ------------
                                                                            6,881                  7,609
                                                                     ------------           ------------
Other assets, net...............................................              127                    558
                                                                     ------------           ------------
                                                                     $     61,600           $     32,497
                                                                     ============           ============

               LIABILITIES AND PARTNERS', MEMBERS',
               ------------------------------------
                        AND SHAREHOLDERS' EQUITY                  September 30, 1998     December 31, 1997
                        ------------------------                  ------------------     -----------------
                                                                       (Unaudited)


Current liabilities:
    Current portion of long-term debt...........................     $         67           $        738
    Line of credit..............................................            8,401                  8,545
    Accounts payable............................................            9,838                  4,766
    Distributions payable.......................................               70                  1,007
    Accrued expenses............................................            9,039                  7,435
    Other.......................................................              986                    318
                                                                     ------------           ------------
              Total current liabilities.........................           28,401                 22,809
                                                                     ------------           ------------
Noncurrent liabilities:
    Subordinated debt...........................................                0                  3,500
    Long-term debt..............................................                9                    404
    Deferred tax liability......................................              295                     40
                                                                     ------------           ------------
              Total noncurrent liabilities......................              304                  3,944
                                                                     ------------           ------------
              Total liabilities.................................           28,705                 26,753
                                                                     ------------           ------------
Commitment and contingencies....................................

Redeemable capital stock........................................              577                    917
                                                                     ------------           ------------
Partners', members' and shareholders' equity:
    Partners' capital...........................................                0                  1,759
    Members' deficit............................................                0                  (490)
    Common stock................................................              900                      5
    Additional paid-in capital..................................           24,840                     14
    Retained earnings...........................................            6,578                  3,539
                                                                     ------------           ------------
             Total partners', members and shareholders' equity             32,318                  4,827
                                                                     ------------           ------------
             Total liabilities and partners', members' and
                shareholders' equity............................     $     61,600           $     32,497
                                                                     ============           ============

 The accompanying condensed notes to financial statements are an integral part of these balance sheets

                                          INNOTRAC CORPORATION
                                            INCOME STATEMENTS
                    Three Months and Nine Months Ended September 30, 1998 and 1997
                                               (Unaudited)
                                   (In 000's except per share data)



                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                      1998             1997                1998             1997
                                                    --------         -------             --------         -------
Revenues, net.................................      $ 35,233         $ 20,226            $ 94,143        $ 67,313
Cost of revenues..............................        27,533           15,009              70,460          51,799
                                                    --------         --------            --------        --------
          Gross Profit........................         7,700            5,217              23,683          15,514
                                                    --------         --------            --------        --------
Operating expenses:
    Selling, general and
       administrative expenses................         3,801            3,209              12,332           9,072
    Depreciation and amortization.............           230              112                 603             454
                                                    --------         --------            --------        --------
          Total operating expenses............         4,031            3,321              12,935           9,526
                                                    --------         --------            --------        --------
Operating income..............................         3,669            1,896              10,748           5,988
                                                    --------         --------            --------        --------
Other (income) expense:
    Interest expense..........................           119              441                 692           1,422
    Other.....................................           (30)              14                  (9)             (2)
                                                    --------         --------            --------        --------
          Total other expenses................            89              455                 683           1,420
                                                    --------         --------            --------        --------

Income before income taxes....................         3,580            1,441              10,065           4,568
Income tax provision..........................        (1,411)            (110)             (2,493)            (75)
                                                    --------         --------            --------        --------

          Net income..........................      $  2,169         $  1,331            $  7,572        $  4,493
                                                    ========         ========            ========        ========

          Proforma net income.................      $  2,169         $    873            $  6,098        $  2,768
                                                    ========         ========            ========        ========
Proforma net income per share:
    Basic.....................................      $   0.24         $   0.13            $   0.78        $   0.43
                                                    ========         ========            ========        ========

    Diluted...................................      $   0.24         $   0.13            $   0.78        $   0.43
                                                    ========         ========            ========        ========
Shares used for computing net income per share:
    Basic.....................................         9,000            6,500               7,800           6,500
                                                    ========         ========            ========        ========

    Diluted...................................         9,011            6,500               7,816           6,500
                                                    ========         ========            ========        ========

          The accompanying condensed notes to financial statements are an integral part of these statements

                                                              INNOTRAC CORPORATION
                                                             STATEMENT OF CASH FLOWS
                                              For the nine months ended September 30, 1998 and 1997
                                                                   (In 000's)


                                                                                          1998              1997
                                                                                      -----------      -----------
                                                                                      (Unaudited)
Cash flows from operating activities:
    Net income.....................................................................  $    7,572        $    4,493
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
         Depreciation and amortization.............................................         603               454
         Depreciation-rental equipment.............................................       2,300             2,861
         Loss on disposal of rental equipment......................................       1,560             3,175
         Deferred income taxes.....................................................         568              (466)
         (Increase) decrease in accounts receivable................................     (20,862)            3,787
         (Increase) decrease in inventories........................................      (2,382)            4,712
         (Increase) decrease in prepaid expenses and other assets..................        (483)              119
         Increase (decrease) in accounts payable...................................       5,072            (9,688)
         Increase in accrued expenses..............................................       1,605             2,065
         Other.....................................................................         668               126
                                                                                     ----------        ----------
             Net cash (used in) provided by operating activities...................      (3,779)           11,638
                                                                                     ----------        ----------
Cash flows from investing activities:
    Accrued equipment purchases....................................................           0            (1,362)
    Purchase of property and equipment.............................................      (3,635)           (3,677)
                                                                                     ----------        ----------
             Net cash used in investing activities.................................      (3,635)           (5,039)
                                                                                     ----------        ----------
Cash flows from financing activities:
    Net repayment under lines of credit............................................        (144)           (6,785)
    Repayment of long-term debt....................................................      (1,066)             (556)
    Repayment of subordinated debt.................................................      (3,500)                0
    Proceeds from initial public offering, net.....................................      26,743                 0
    Redemption of redeemable capital stock.........................................        (388)                0
    Distributions to shareholders, members and partners............................     (10,729)             (837)
                                                                                     ----------        ----------
             Net cash provided by (used in) financing activities...................      10,916            (8,178)
                                                                                     ----------        ----------
Net increase (decrease) in cash and cash equivalents...............................       3,502            (1,579)
Cash and cash equivalents, beginning of period.....................................         554             2,005
                                                                                     ----------        ----------
Cash and cash equivalents, end of period...........................................  $    4,056        $      426
                                                                                     ==========        ==========
Supplemental cash flow disclosures:
    Cash paid for interest.........................................................  $      774        $    1,440
                                                                                     ==========        ==========

    Cash paid for income taxes, net of refunds received............................  $    1,257        $      252
                                                                                     ==========        ==========
Non cash transactions:
    Accreted dividends on redeemable capital stock.................................  $       48        $       64
                                                                                     ==========        ==========

          The accompanying condensed notes to financial statements are an integral part of these statements

                            INNOTRAC CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 AND 1997


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

4. Basic earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method). The following table shows the computation of the number of shares outstanding (in thousands):


                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                  --------------------------------     -------------------------------
                                        1998             1997               1998               1997
                                       -----            -----              -----              -----
      Basic Shares                     9,000            6,500              7,800              6,500
      Stock Options                       11                0                 16                  0
                                       -----            -----              -----              -----
      Diluted Shares                   9,011            6,500              7,816              6,500
                                       =====            =====              =====              =====

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

At a customer's option, the Company sells one of its various models of Caller ID units generally in four to six installments or rents certain models for an open-ended term (which the Company estimates has averaged 1.5 years). If a rental customer chooses to purchase a Caller ID unit, the customer must return the old unit (approximately 93% of the returned units are refurbished and rented again by the Company) and purchase a new one.
The Company writes off the remaining net book value of rental units that are not returned and includes such amounts in its cost of revenues. The Company's margins on installment sales and rentals of Caller ID units are similar. Rentals of Caller ID units accounted for approximately 11% and 19% of the Company's net revenues for the nine months ended September 30, 1998 and 1997, respectively, while sales of Caller ID units accounted for approximately 82% and 78% of the Company's net revenues for the nine months ended September 30, 1998 and 1997, respectively.

To leverage its experience and infrastructure investment related to the BellSouth marketing support program, the Company entered into an agreement with Pacific Bell in June 1996 to sell Pacific Bell's Caller ID equipment. The Company also provides marketing support services to US West and seeks other telecommunications companies for whom it can provide similar marketing support services. In June 1998, the Company entered into an agreement with SBC Communications, Inc. to become an approved fulfillment partner for Caller ID related telecommunications equipment. Under the terms of this agreement, the Company exchanged its exclusive arrangement with Pacific Bell in California to become an approved fulfillment partner for Southwestern Bell, Pacific Bell and Nevada Bell, al1 of which are subsidiaries of SBC Communications, Inc. Under the Company's programs with Southwestern Bell and Pacific Bell, the Company bills either Southwestern Bell or Pacific Bell directly for the Caller ID units that are sold to their end users. Southwestern Bell or Pacific Bell, as the case may be, are then responsible for billing and collecting from the consumer. As a result, the Company's unit prices and top line margin are lower than in prior periods which is offset by lower bad debt expenses (included in general and administrative expenses).

The Company has experienced significant growth in revenues in recent years primarily due to the growth in Caller ID market penetration and service improvements by the Company with respect to product-based marketing support services. Industry sources indicate that at the end of 1995, BellSouth's Caller ID penetration was approximately 13%. BellSouth indicates that through the end of December 1997 its Caller ID penetration had increased to approximately 29%. In 1993, the Company began billing on the telephone bill and, in mid-1995, changed the method of selling BellSouth equipment from taking referrals in the Company's call center from BellSouth representatives to having a BellSouth representative negotiate sales on behalf of the Company and send order information to the Company by electronic data interchange ("EDI"). This change in process increased sales and decreased order-processing time. Also, in January 1997, the Company implemented an interactive voice response ("IVR") system to handle some of the BellSouth customer service calls, which generally reduced response time and lowered operating costs. Services provided to BellSouth and its customers accounted for 67%, 85%, 82% and 82% of the Company's net revenues for the nine months ended September 30, 1998 and for the years ended December 31, 1997, 1996 and 1995, respectively.

Management believes that growth in revenues from Caller ID marketing support services will remain constant for the next several years as market penetration increases and new Caller ID services that require enhanced equipment are introduced. Sales are expected to level off as the market matures. According to industry sources, market penetration of Caller ID services in the U.S. as of December 1, 1997 was approximately 18% and is expected to peak at approximately 75% by 2007. Management intends to offset the eventual maturity of its Caller ID business by diversifying its client base and expand the scope of marketing support services it renders to its clients by cross-selling its other services to existing clients. Additionally, the Company intends to contact previous purchasers of Caller ID products to promote newer enhanced Caller ID products.

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

RESULTS OF OPERATIONS

The following table sets forth summary operating data, expressed as a percentage of revenues, for the three months and nine months ended September 30, 1998 and 1997, respectively. The information below is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

 The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the financial statements.

                                                               Three Months                Nine Months
                                                            Ended September 30,         Ended September 30,
                                                            -------------------         -------------------
                                                             1998         1997           1998         1997
                                                             ----         ----           ----         ----
Revenues, net ........................................      100.0%       100.0%         100.0%       100.0%
Cost of revenues......................................       78.1         74.2           74.8         77.0
Gross profit..........................................       21.9         25.8           25.2         23.0
Selling, general and administrative expenses..........       10.8         15.9           13.1         13.5
Operating income......................................       10.4          9.4           11.4          8.9
Interest expense......................................        0.3          2.2            0.7          2.1
Income before income taxes............................       10.2%         7.1%          10.7%         6.8%



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


REVENUES. The Company's net revenues increased 74.2% to $35.2 million for the three months ended September 30, 1998 from $20.2 million for the three months ended September 30, 1997. The increase in revenue was primarily due to a 33.4% increase in Caller ID units sold and fulfilled to 610,000 units along with an increase in the percentage of units sold to 62.2% of total unit volume versus 39.9% for the three months ended September 30, 1997. This was offset by a decrease in average per unit prices of Caller ID units. The Company's reserve for returns and allowances increased from $1.1 million (5.6% of net revenues) for the three months ended September 30, 1997 to $3.1 million (8.8% of net revenues) for the three months ended September 30, 1998.

COST OF REVENUES. The Company's cost of revenues increased 83.4% to $27.5 million for the three months ended September 30, 1998 compared to $15.0 million for the three months ended September 30, 1997. This was primarily due to an increase in cost of equipment associated with the increase in units sold by the Company as described above.

GROSS PROFIT.  For the three months ended September 30, 1998, the
Company's gross profit increased 47.6% to $7.7 million as compared to $5.2 million for the three months ended September 30, 1997 and gross margin decreased to 21.9% of revenues from 25.8% of revenues, respectively. The increase in gross profit was primarily due to the increase in revenue. The decrease in gross margin was due primarily to the increasing percentage of business derived from Southwestern Bell and Pacific Bell where the Company does not assume the bad debt risk, as described above. Therefore it is able to charge lower unit prices to Southwestern Bell and Pacific Bell and, as a result, the Company experiences lower gross margins. This is offset by lower bad debt expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended September 30, 1998 increased 18.4% to $3.8 million or 10.8% of revenues compared to $3.2 million or 15.9% of revenues for the three months ended September 30, 1997. The Company's bad debt expense, most of which is associated with sales of Caller ID and other telecommunications equipment to BellSouth and Pacific Bell, through July 1998, customers, was $2.1 million (6.0% of net revenues) for the three months ended September 30, 1998 as compared to $2.0 million (9.9% of net revenues) for the three months ended September 30, 1997. The decrease in bad debt expense as a percentage of revenue is due primarily to the increasing percentage of business derived from Southwestern Bell and Pacific Bell as described above. The allowance for doubtful accounts (inclusive of the reserve for returns and allowances) decreased from 16.1% of gross accounts receivable at June 30, 1998 to 11.3% of gross accounts receivable at September 30, 1998, as write-offs for the three months ended September 30, 1998 were $5.4 million and the provision and reserve for returns and allowances was $3.8 million combined. The increase in other S,G&A expenses is due to increased sales and marketing efforts, increased insurance and benefits expenses and increased administrative costs to support the Company's growth.

INTEREST EXPENSE. Interest expense decreased to $119,000 for the three months ended September 30, 1998 from $441,000 for the three months ended September 30, 1997. This decrease was primarily due to repayment of a term loan from a bank and a subordinated note payable to a shareholder and lower borrowings under the Company's line of credit due to the Company's receipt of proceeds from the initial public offering on May 11, 1998.

INCOME TAXES. The Company's effective tax rates for the three months ended September 30, 1998 and 1997 were 39% and 8%, respectively. The effective tax rates are lower than statutory rates for the three months ended September 30, 1997 due to the amount of income attributable to the pass-through entities involved in the combination of the Company and related pass-through entities (the "Consolidation") at the same time as consummation of the initial public offering, prior to the Consolidation. As a result of the Consolidation, the Company expects its effective tax rate in future periods to increase to statutory levels.



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997


REVENUES. The Company's net revenues increased 39.9% to $94.1 million for the nine months ended September 30, 1998 from $67.3 million for the nine months ended September 30,1997. Consistent with the quarter's results, the increase in revenue was due primarily to increased Caller ID volume. Total Caller ID units sold and fulfilled during the first nine months of 1998 increased 39.6% to 2.1 million units from 1.5 million units for the first nine months of 1997. The percentage of units sold versus fulfilled was 56.1% versus 50.4% for the nine months ended September 30, 1998 and 1997, respectively. The increase in unit volume was partially offset by lower per unit sales prices. The growth was also partially offset by an increase in the Company's reserve for returns and allowances from $3.4 million (5.0%
of net revenues) for the nine months ended September 30, 1997 to $8.2 million (8.7% of net revenues) for the nine months ended September 30, 1998.

COST OF REVENUES. The Company's cost of revenues increased 36.0% to $70.5 million for the nine months September 30, 1998 compared to $51.8 million for the nine months ended September 30, 1997. This increase was due to increased revenue volume described above.

GROSS PROFIT. For the nine months ended September 30, 1998, the Company's gross profit increased 52.7% to $23.7 million or 25.2% of revenues as compared to $15.5 million or 23.0% of revenues for the nine months ended September 30, 1997. The increase in gross margin was due primarily to improved equipment margins and lower call center costs per order due to efforts to control labor costs and the efficiencies associated with the increased volume and $1.6 million inventory writedown in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the nine months ended September 30, 1998 were $12.3 million or 13.1% of revenues compared to $9.1 million or 13.5% of revenues for the nine months ended September 30, 1997. The Company's bad debt expense, most of which was associated with sales of Caller ID and other telecommunications equipment to BellSouth and Pacific Bell customers, was $7.0 million (7.4% of net revenues) for the nine months ended September 30, 1998 as compared to $5.6 million (8.3% of net revenues) for the nine months ended September 30, 1997. The decrease in bad debt expense as a percentage of revenue was primarily due to the Company's new sales approach on new business where the client assumes bad debt risk in exchange for a lower sales price. Consistent with the results for the quarter, the increase in other SG&A expenses is due to increased sales and marketing efforts, increased insurance and benefits expenses and administrative costs to support the Company's growth.

INTEREST EXPENSE. Interest expense decreased from $1,422,000 for the nine months ended September 30, 1997 to $692,000 for the nine months ended September 30, 1998. The decrease was primarily due to repayment of a note payable from a bank and subordinated note payable to a shareholder from the proceeds received from the initial public offering and lower bank borrowings under the Company's line of credit from the previous period ended.

INCOME TAXES. The Company's effective tax rates for the nine months ended September 30, 1998 and 1997 were 24.8% and 0.2%, respectively. The change from 1997 to 1998 was primarily the result of a lower level of income attributable to the pass-through entities involved in the Consolidation prior to the consolidation. As a result of the Consolidation, the Company expects its effective tax rate in future periods to increase to statutory levels.


LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company had funded its operations and capital expenditures primarily through cash flow from operations and borrowings from banks and shareholders. The Company had cash and cash equivalents of approximately $4.1 million at September 30, 1998. The Company maintains a $25.0 million revolving line of credit with a bank, maturing in November 1999, which was increased from $18.0 million in December 1997. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At September 30, 1998, the interest rate was 7.14%. In May 1998, the Company repaid a term loan with a bank that would have matured in July 1999 and bore interest at 8.95% per annum, along with a subordinated note payable to a shareholder which would have matured in April 1999 and bore interest at a particular bank's prime rate, as adjusted from time to time, plus 8.0% per annum, with proceeds received from the initial public offering on May 11, 1998. At
September 30, 1998, $8.4 million was outstanding under the line of credit.

As of September 30, 1998, the Company had entered into various operating leases in the ordinary course of business and an operating lease for a new distribution facility and corporate office into which the Company moved in October 1998. As a result of the new facility lease, rental expense will increase approximately $400,000 per year through 2008. In addition, the Company entered into an agreement with a related party to acquire from him by the end of 1998 all of his interest in a subsidiary of the Company and one entity involved in the Consolidation for an aggregate of $980,000. As a part of the agreement, during the nine months ended September 30, 1998, the Company acquired the interest in the entity involved in the Consolidation for $388,000. The Company will acquire the interest in the subsidiary in December 1998.

During the nine months ended September 30, 1998, the Company used $3.8 million in cash flow from operating activities compared to the generation of $11.6 million in cash flow from operating activities in the same period in 1997. The decrease in cash flow from operating activities in 1998 was due to higher working capital requirements resulting from increases in accounts receivable (principally installment receivables and receivables from Pacific Bell and Southwestern Bell) due to the increased sales volume during the first nine months of 1998 as compared to the same period in 1997.

During the nine months ended September 30, 1998, net cash used in investing activities was $3.6 million in 1998 as compared to $5.0 million in 1997. This decrease was primarily due to a decrease in the number of purchases of Caller ID units for rent, partially offset by expenditures associated with the Company's software upgrade.

During the nine months ended September 30, 1998, the net cash provided by financing activities was $10.9 million compared to $8.2 million used in financing activities in the same period in 1997. During the nine months ended September 30, 1998, the Company received $26.7 million in the initial public offering completed on May 11, 1998, net of fees associated with the initial public offering. The Company used a portion of the proceeds to repay $4.6 million of long-term debt, $7.5 million in distributions of undistributed earnings to shareholders of affiliated flow through entities that were merged into the Company in conjunction with the initial public offering, and reduced its borrowings under the line of credit by $13.8 million. Subsequent to the initial public offering, the Company has made periodic borrowings against the line of credit to fund short term working capital needs, resulting in a net decrease in borrowings on the line of credit of $144,000 for the nine months ended September 30, 1998.

The Company estimates that its cash and financing needs through 1998 will be met by cash flows from operations, its line of credit facility, and the net proceeds from the Initial Public Offering.
However, any increase in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or

debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. Recognizing the importance and need for an integrated information systems solution, the Company has developed an implementation plan for upgrading its systems architecture. This plan also addresses the functionality of its systems beyond December 31, 1999 ("Year 2000 compliance") as the majority of the internal information systems are being replaced with new systems that the systems vendor represents will be Year 2000 compliant the cost of which is not considered to be Year 2000 related. The Company does not anticipate additional material expenditures for Year 2000 compliance issues. This new systems implementation is expected to be completed by April 30, 1999. Management believes that the remaining Company information technology ("IT") systems and other non IT systems are either Year 2000 compliant or will be compliant by June 30, 1999 after applying vendor supplied patches, or upgrades to these systems. The cost of the upgrades are not considered to be material. The Company is in the process of obtaining documentation from its suppliers, clients, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect the Company. To date, no significant concerns have been identified; however, there can be no assurance that there will not be any Year 2000-related operating problems or expenses that will arise with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its suppliers, clients, financial institutions and others. Because such third-party systems or software may not be Year 2000 compliant, the Company is in the process of developing contingency plans to address Year 2000 failures of these entities with which the Company interfaces. The Company could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial conditions. The Company has received verbal confirmation and expects to receive written confirmation that the mechanical systems in its physical facilities (elevators and HVAC) are Year 2000 compliant.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement was effective for periods beginning after December 15, 1997. SFAS 130 did not have a material impact on the Company's financial statements for any periods presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement was effective for year-end financial statements for periods beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material impact on the Company's financial statements.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable.


PART II

OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
    (a) 27.     Financial Data Schedule

    Reports on Form 8-K - There were no Form 8-K filings.

                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INNOTRAC CORPORATION
                                (Registrant)



Date:  November 9, 1998         By:  /s/ Scott D. Dorfman
                                Scott D. Dorfman
                                President and Chief Executive Officer
                                  and Chairman of the Board


Date:  November 9, 1998         By: /s/ John H. Nichols III
                                John H. Nichols III
                                Vice President and Chief Financial
                                Officer and Secretary (Principal
                                Financial Officer)