Form 10-K
period 1998-12-31
INNOTRAC CORP
filed 1999-03-26
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File No. 000-23741

                              INNOTRAC CORPORATION
            (Exact name of Registrant as specified in its charter)

               GEORGIA                                           58-1592285
---------------------------------------------             ---------------------
(State or other jurisdiction of incorporation             (I.R.S.Employer
     incorporation or organization)                          Identification No.)

                 6655 Sugarloaf Parkway, Duluth, Georgia 30097
               ---------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            ----

Name of each exchange on which registered:  The Nasdaq National Market.
                                            --------------------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                                                            -----------------
Value $.10 Per Share.
--------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

          The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 18, 1999 was $26,825,569, based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

          At March 22, 1999, there were 8,999,995 shares of Common Stock, par value $0.10 per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's 1998 Annual Report to Shareholders, filed as an exhibit hereto, are incorporated by reference into Part II of this Annual Report on Form 10-K for the year ended December 31, 1998 (the "Report"). Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT

                                     PART I

ITEM 1.
   BUSINESS................................................................   1

ITEM 2.
   PROPERTIES...............................................................  18

ITEM 3.
   LEGAL PROCEEDINGS........................................................  18

ITEM 4.
   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................  18

                                    PART II

ITEM 5.
   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
   RELATED SHAREHOLDER MATTERS..............................................  19

ITEM 6.
   SELECTED FINANCIAL DATA..................................................  19

ITEM 7.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS......................................  19

ITEM 7A
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............  19

ITEM 8.
   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................  20

ITEM 9.
   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE......................................  20

                                    PART III

ITEM 10.
   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................  20

ITEM 11.
   EXECUTIVE COMPENSATION...................................................  20

ITEM 12.
   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT...........................................................  20

ITEM 13.
   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................  20

                                    PART IV

ITEM 14.
   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
   ON FORM 8-K............................................................    21

FINANCIAL STATEMENT SCHEDULES.............................................   S-1

SIGNATURES................................................................  II-1

                                     PART I


ITEM 1.    BUSINESS

GENERAL

     Innotrac Corporation ("Innotrac" or the "Company") is a full-service provider of customized, technology-based marketing support services to enterprises, primarily telecommunications companies. The Company's marketing support services provide its clients with an efficient means of delivering products or information to their customers, and include product and literature distribution, computerized inventory and database management and customer-initiated ("inbound") teleservices. Innotrac works with its clients on a consultative basis to create customized turnkey solutions to meet client needs, which range from small, specialty projects to larger integrated fulfillment, teleservicing and database tracking programs. The majority of Innotrac's growth over the past five years has come from telecommunications companies and, specifically, from services related to Caller ID equipment. Although 97% of its 1998 revenues came from BellSouth Telecommunications, Inc. ("BellSouth"), Pacific Bell ("Pacific Bell"), Southwestern Bell Telephone Co. ("Southwestern Bell") and US West Communications Services, Inc. ("US West"), the Company has a broad range of clients, including Home Depot U.S.A., Inc. ("Home Depot"), National Automotive Parts Association ("NAPA") and Siemens Energy & Automation Inc. ("Siemens E&A").

     Since its formation in 1984, the Company has expanded its capabilities in response to the needs of clients in a variety of industries and to capitalize on market opportunities. In 1987, the Company began providing marketing support services to BellSouth. In 1991, these services were expanded to include fulfillment services related to Caller ID telecommunications equipment. Under this program Innotrac (i) sells or rents to BellSouth customers Caller ID hardware, phone sets and other equipment (branded with BellSouth's logo), (ii) ships ("fulfill") customers' orders, (iii) tracks inventory levels and sales and marketing data regarding such items and (iv) maintains teleservicing operations to handle customer service and technical support for Caller ID units and other products. The fulfillment services for BellSouth have been the primary force behind the Company's rapid sales growth. Innotrac has continued to capitalize on its fulfillment expertise in the telecommunications sector, as evidenced by its additional arrangements with Pacific Bell, Southwestern Bell and US West. Recently, Innotrac began providing limited fulfillment services to Ameritech Corp., Cincinnati Bell Inc. and Bell Atlantic Corporation.

     The Company has positioned itself to capitalize on the trend towards outsourcing of marketing support services by investing in the technology and infrastructure necessary to offer additional and more advanced services to its clients. The Company believes that large corporations are increasingly focusing on their primary businesses and turning to outside service companies to perform marketing support functions. By outsourcing these functions, companies seek to
(i) replace fixed warehouse, information technology and labor costs with variable costs, (ii) improve their reaction to business cycles, (iii) improve customer service and technical support, (iv) manage capacity to meet fluctuations in demand for products and customer service, (v) create economies of scale by sharing the costs of advanced telecommunications and fulfillment systems, and (vi) reduce working capital needs. As the trend toward outsourcing continues, the Company believes that businesses will increasingly seek to reduce the number of vendors they utilize and may prefer single-source providers of integrated, customized marketing support services. The Company believes that its "one-stop" approach, combined with its use of advanced technology, provides a competitive advantage in attracting and retaining clients on a long-term basis.

     The flexibility of its services allows the Company to attract clients in a broad range of industries. Innotrac targets companies that have developed a large customer base, numerous and/or geographically diverse subsidiary or affiliate operations, extensive marketing needs, or complex point-of-distribution requirements. Companies with these characteristics tend to need customer support, product or literature distribution, inventory warehousing and management, or tracking and reporting capabilities. Although a company may elect to perform these functions in-house, it will require the development of expensive, labor intensive infrastructures, which may divert a company's focus from its core competencies. Outsourcing these functions to a company such as Innotrac may result in a lower cost and higher quality level than such companies can achieve on an in-house basis.

BUSINESS STRATEGY

     The Company's strategy is to take advantage of market trends towards outsourcing by leveraging its core expertise, reputation for quality and timely service and strong client relationships. The following are the key elements of this strategy:

     MAXIMIZE CALLER ID BUSINESS. The Company currently distributes Caller ID units for four of the regional bell operating companies ("RBOCs"): BellSouth, Pacific Bell, Southwestern Bell and US West. Recently, Innotrac began providing limited fulfillment services to Ameritech Corp., Cincinnati Bell Inc. and Bell Atlantic Corporation. Management believes that significant growth opportunities exist with these clients as the market penetration of Caller ID services increases and as consumer demand for additional and/or more advanced Caller ID units grows. Additionally, the Company believes it is well positioned to obtain similar contracts with other RBOCs and independent local exchange carriers.

     LEVERAGE TELECOMMUNICATIONS INDUSTRY PLATFORM. The Company intends to expand its customer base in the telecommunications industry by leveraging the expertise it has developed and the results it has achieved through long-standing relationships with several clients in the industry. The Company is also seeking to expand the level of marketing support services provided to existing telecommunications clients by cross-selling its other services to such clients.

     DEVELOP E-COMMERCE SERVICES. The Company intends on pursuing the sale of product distribution and related services in the electronic commerce ("e-commerce") industry by (i) becoming a one-stop source for e-commerce and (ii) functioning as an e-commerce distributor for manufacturers and large market driven corporations. The Company believes that it can leverage its current core competencies into the growing e-commerce industry. Innotrac will offer a turnkey solution to product distribution via the Internet which will encompass web design, web hosting, product ownership, product distribution, returns processing and complete backend customer service.

     EXPAND OUTSIDE OF TELECOMMUNICATIONS. Innotrac's full service capabilities provide it with the flexibility to manage small specialty projects or large integrated projects whereby the Company becomes a new and distinct channel of distribution for clients. The Company believes that its infrastructure will allow it to develop clients in a variety of industries that have numerous and/or geographically diverse subsidiary or affiliate operations, extensive marketing needs or complex point-of-distribution requirements. Management believes that these capabilities will make its services attractive to companies in the manufacturing and retailing industries, in which it currently has clients, as well as companies engaged in e-commerce.

     CONTINUE INVESTMENT IN TECHNOLOGY. The Company has historically maintained a commitment to the use of advanced technology and intends to continue to upgrade and enhance its computer hardware and software applications to enable it to continue to provide flexible and powerful services to its clients. The Company believes that the use of advanced technology provides a competitive advantage and results in greater capacity and reduced labor costs. The Company also believes that continued technological advances, particularly those utilizing the Internet, will provide new opportunities for the Company to tailor its services to meet each client's needs.

     EMPHASIZE CONSULTATIVE RELATIONSHIPS. The Company seeks to develop value-added solutions that achieve each client's intended marketing results. The Company devotes considerable resources to assessing and understanding a client's industry, products, services, processes and culture, then works with the client to design programs to reduce the costs and investment required to deliver the client's marketing support programs. The Company believes that this consultative partnership approach encourages long-term client relationships.
For example, the Company has provided services to NAPA since 1994, Home Depot since 1993 and Siemens E&A since 1987. Innotrac has serviced its largest client, BellSouth, since 1991. The Company believes that this approach also creates substantial opportunities to expand relationships with existing clients by cross-selling the full range of its services.

     SELECTIVELY PURSUE COMPLEMENTARY ACQUISITIONS. The Company may take advantage of the fragmented nature of the marketing support services industry by selectively acquiring complementary companies that extend its presence into new geographic markets or industries, expand its client base, add new products, technologies or services or provide substantial operating synergies. While the Company has made no acquisitions to date, management believes that there are a variety of such potential acquisition opportunities.

CALLER ID FULFILLMENT SERVICES

     The Company has experienced significant growth in revenue in recent years primarily due to the growth in its Caller ID fulfillment services. The Company's Caller ID services began in 1991 with BellSouth, when the Company initiated a fulfillment program to sell or rent to BellSouth customers Caller ID hardware, phone sets and other equipment. In 1993, Innotrac began billing the charges on customers' telephone bills. The Company now provides such services to US West, Pacific Bell, Southwestern Bell and Nevada Bell. Recently, Innotrac began providing limited fulfillment services to Ameritech Corp., Cincinnati Bell Inc. and Bell Atlantic Corporation.

     A transaction generally begins when a customer calls one of the Company's RBOC clients and speaks with a service representative to obtain Caller ID service. The representative may offer to sell or rent to the customer one of several models of Caller ID and telephone products that can be paid for through the customer's phone bill, on an interest free installment basis. If the representative makes the sale, the order is sent via electronic data interchange ("EDI") to Innotrac. Occasionally, if more detailed information is required, the customer's call is transferred directly to Innotrac. Innotrac generally ships the order the next day and on a monthly basis electronically submits to the RBOC client the appropriate charges to be included on the customer's telephone bill. Innotrac also provides the customer with order status, billing information and technical product support through its call center by interactive
voice response ("IVR") or representative.   Since November 1998, the Company has
established with all its RBOC clients a billing system whereby the Company bills the RBOC directly for Caller ID units sold. The RBOCs now assume the credit risk of Caller ID purchasers and provide any financing. Prior to then, Innotrac derived its fees for sales of Caller ID equipment for its most significant telecommunications client, BellSouth, from the difference in the price of the Caller ID display unit charged to the customer and the wholesale cost of the product.

E-COMMERCE SERVICES

     The Company intends to leverage its core competencies of product distribution, marketing, technology, and after-sale support services to business enterprises to become their one-stop source for product distribution via the Internet. As acceptance of e-commerce grows, Innotrac will offer a turnkey solution to companies seeking to outsource e-commerce distribution. The Company has an on-staff web design team capable of developing web pages to facilitate e-commerce. Innotrac offers web hosting for its smaller e-commerce clients. As smaller clients grow, and for larger clients, the Company may outsource this function to one of several approved web hosting partners. Innotrac uses state-of-the-art shopping cart software along with universal payment processing software to manage the e-commerce distribution process. The Company may purchase for sale the offered product, presenting a unique value-added service to e-commerce clients.

MARKETING SUPPORT SERVICES

     Innotrac designs flexible marketing support solutions that range from small, specialty projects to large integrated fulfillment, teleservicing and database tracking project from among the following service options. Some of the services described below are provided to the Company's RBOC clients, and may be offered to potential e-commerce clients.

     DISTRIBUTION SERVICES

     TRADITIONAL PRODUCT AND LITERATURE FULFILLMENT. Innotrac is committed to making its clients' products and services available to its customers on a timely and accurate basis. Innotrac personnel process, pack and ship from the Company's warehouses product orders and requests for promotional, technical and educational literature, signage and point of sale materials for clients.
Clients may order such inventory by e-mail, through customized Internet applications, EDI, telephone or facsimile. The Company ships orders so that the product or literature reaches the client or its customer as it is needed ("just-in-time"). Additional fulfillment services offered by the Company include (i) customized product assembly, (ii) kit assembly, (iii) binder collation, (iv) manifest delivery service systems, (v) shrink wrapping, (vi) weight verification of materials and (vii) preparing, addressing, coordinating, sorting and mailing materials. The Company streamlines and customizes the fulfillment procedures for each client based upon the product and literature request, and the tracking, reporting and inventory controls necessary to implement the marketing support program.

     VIRTUAL DISTRIBUTION. Innotrac can provide literature and publishing fulfillment services through advanced delivery systems, such as fax-on-demand, print-on-demand and virtual warehousing, which management believes will be the industry norm in the near future. Management believes these services will speed the delivery of important documents to a client or a client's customer at a much lower cost than traditional literature fulfillment, and that increasing advances in facsimile and printer technology will enable the quality of documents provided through these services to equal or surpass current quality.

     With fax-on-demand, a client or a client's customer calls a toll-free number to reach the Company's IVR system, and instructs the system to deliver a selected publication. The desired literature or marketing materials are then quickly faxed to the customer. Print-on-demand solutions enable a client or the client's customer to use its own computer system or telephone to place a print order, including production amount and distribution method and location. The Company then completes the print and distribution process using an electronic file previously supplied or converted from a hard copy by the Company. Virtual warehousing enables the client to print technical, educational or marketing materials directly from Innotrac's computer system to its printers or its customer's printers. Clients can reduce their shipping, labor, and warehousing costs utilizing these virtual distribution services.

     Other components of the Company's virtual distribution services include broadcast fax and broadcast e-mail, which enable an Innotrac client to send literature to a database of fax numbers or e-mail addresses. These services allow a client to communicate with customers or sales personnel quickly, efficiently and cost effectively.

     MANAGEMENT SERVICES

     INVENTORY MANAGEMENT. An integral part of Innotrac's marketing support services is the on-line tracking and control of a client's inventory. The Company provides automated inventory management to assure real-time stock counts of a client's products, sales, educational and technical literature, signage and other items. These inventory management systems allow Innotrac and the client to maintain consistent and timely reorder levels and supply capabilities and also allow the client to assess quickly (i) current stock balances, (ii) year-to-date receipts, (iii) monthly and yearly usage, (iv) reorder levels, (v) pricing information and (vi) dollar value of inventory. The Company offers this information to the client on a real-time basis via direct dial-up, through its Internet gateway, or through EDI. Inventory management data is also utilized in the Company's reporting services. See "`--Management Services--Reporting." Innotrac also utilizes bar coding equipment in its inventory management systems, which improves the efficiency of stock management and selection.

     DATABASE MANAGEMENT. Innotrac can manage a client's databases independently or in conjunction with other marketing support programs. Independent database management begins with the client providing Innotrac with the information to establish the database, which the Company then customizes, manages, uses to provide reports to the client, and updates based upon information supplied by the client. In addition, Innotrac's integrated marketing support programs generate information about customers, demographics, recurring technical problems and other matters. Innotrac compiles this information into customized databases that evolve in conjunction with its on-going marketing support and customer service programs. This data is a source of valuable information to Innotrac and its clients in evaluating ongoing programs and planning and designing future programs.

     REPORTING. Innotrac provides reporting to support most of its services, such as inventory analysis, program results and detailed order processing information. Innotrac has developed flexible technologies and reporting procedures that effectively convert raw data gathered during the course of a marketing support program into useful, customized reports upon which clients and Innotrac can base strategic decisions and more effectively respond to customer needs and inquiries. For example, information obtained during a customer telephone call is captured by the Company's database marketing and management systems and is then incorporated into broader reports. These reports also are used by Innotrac to ensure high quality performance. On-line functions allow clients to monitor their programs in real-time to obtain comprehensive trend analyses and modify program parameters as necessary. Innotrac provides clients with customized reports in printed form, via the Internet, electronic mail, computer-to-computer transmission, disk and magnetic tape. Innotrac also provides cost-center based accounting reports for clients who utilize Innotrac's services for subsidiary and intra-company fulfillment transactions.

     LEAD MANAGEMENT. The Company offers lead management services as a means for clients to identify, communicate with and sell their products to new customers. For example, clients often place advertisements in magazines and newspapers with toll-free numbers for prospective customers to call to receive more information. Innotrac can answer these requests for information, establish a database of prospective customers, send information, questionnaires or surveys to the prospective customers (which helps to further screen the prospective customer for a possible sales contact by Innotrac's client), and, once properly screened, Innotrac can issue a sales lead to the appropriate sales representative of the client. During this process, the Company tracks, analyzes and provides full reporting to the client so that modifications or alterations in the program can be made at any time.

     PAYMENT PROCESSING. Innotrac manages client programs in which the Company distributes invoices on behalf of its clients and collects, tracks and reports for its clients amounts due to them. In addition, the Company provides services for clients in connection with credit card, coupon and rebate processing.

     INBOUND TELESERVICES

     PRODUCT ORDERS. The Company's representatives in its call center process orders with respect to items such as Caller ID display units and phone sets, literature, signage, point-of-purchase materials, promotional items (caps, shirts, pens, etc.) and video and audio tapes. Inbound teleservices are generally commenced by a toll-free call from a client's customer that is received by the Company, identified and routed to an Innotrac service representative, who generally answers using the client's name. Orders for Caller ID and other telecommunication products also occur as a result of an Innotrac service representative offering products in connection with a customer service or technical support call. To properly handle the call, Innotrac's automated call distributors and digital switches identify each inbound call by the toll-free number dialed and immediately route the call to an Innotrac representative trained for that client's program and possessing the language capabilities to deal with the customer. In some cases teleservices are offered by IVR systems, which allow customers to route their calls by selecting from a menu of offerings, and text to speech systems, which allow the IVR system to "read" specific, real-time data from the client's databases and convert it into speech based on cues from a caller. Such systems, which the Company expects increasingly to utilize in the future, generally reduce personnel and physical plant expenses associated with a call center and expand the operating capabilities of the center.

     Whether a customer's call is answered by a representative or one of the Company's automated systems, the customer's needs are generally resolved with a single call. The information and results of the call are then communicated to appropriate personnel for order or additional processing and fulfillment or, if Innotrac does not manage the client's inventory, the Company transmits the customer's request directly to the client. Once an order is received, Innotrac's automated systems allow representatives to track and update the disposition of the order at any time through receipt by the customer.

     TECHNICAL SUPPORT; CUSTOMER SERVICE. Innotrac service representatives resolve complaints, diagnose and resolve product or service problems, and answer technical questions for its client's customers. Technical support inquiries are generally driven by a customer's purchase of a product or by a customer's need for ongoing assistance. Customers of Innotrac's clients dial a support number and are either connected with a trained Innotrac representative or an IVR system. Innotrac's service representatives receiving a call can enter customer information into the Company's call-tracking system, listen to a question, and quickly access a proprietary network database via computer to answer a customer's question. The IVR system attempts to resolve support issues by guiding the customer through a series of interactive questions. If automatic resolution by IVR cannot solve the problem, the call can be routed to one of Innotrac's service representatives who is specially trained in the applicable product. A senior representative is available to provide additional assistance for complex or unique customer questions. As additional product information becomes available over the course of the program, the Company promptly integrates such information into its database, thereby ensuring that IVR and representatives' answers are based upon the latest product information. Frequently asked questions can also be integrated into IVR systems to bypass representatives.

     DEALER LOCATOR. Dealer locator services are offered both by IVR and customer service representatives. Customers of Innotrac's clients, such as NAPA, call a toll-free number to locate the closest dealer, store or distributor office. By using the customer's zip code, Innotrac's software will search the client database and offer the customer the address, phone number and directions to the nearest location.

TECHNOLOGY

     Innotrac's use of advanced technology enables it to design and efficiently deliver services for each client's marketing support needs. The Company's information technology group ("IT Group") has developed the Company's database marketing support and management systems, which utilize a UNIX-based open architecture comprised of multiple networked computers and anchored by two Hewlett-Packard HP9000 K460 multiprocessing systems. The Company is in the process of deploying an Oracle-based supply chain software system, which features a 4GL (4th Generation Language) technology that will allow for quick and efficient changes to programs, systems and reports. This system will standardize the Company's computer services and allow for even greater flexibility and capacity.

     The open architecture of the Company's computer system permits the Company to seamlessly interact with many different types of client systems. The IT Group uses this platform to design and implement application software for each client's program, allowing clients to review their programs' progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters. As the needs of a client evolve, the IT Group works with the client to modify the program on an ongoing basis. Information can also be exchanged via EDI, Internet access and direct-dial applications. The Company believes that its technology platform is and will be among the most advanced in the industry and provides the Company with the resources to continue to offer leading edge services to current and new clients. The Company believes that the integrity of client information is adequately protected by its data security system and its off-site disaster back-up storage facilities.

     The Company's call center utilizes a sophisticated Rockwell Spectrum Automatic Call Distributor ("ACD") switch to handle the Company's call management functions. This ACD system has the capacity to handle 2,400 teleservice representatives simultaneously, and is currently supporting over 400 representatives simultaneously. Additionally, the ACD system is integrated with software designed to enable management to automatically schedule teleservices representatives based on call length and call volume data compiled by the ACD system.

PERSONNEL AND TRAINING

     Innotrac's success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees during peak periods for distribution and teleservice operations is critical to the Company's ability to provide high quality marketing support services. Teleservice representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. To maintain good employee relations and to minimize employee turnover, the Company offers competitive pay, hires primarily full-time employees who are eligible to receive a full range of employee benefits, and provides employees with clear, visible career paths.

     As of January 31, 1999, the Company had 821 employees, of which approximately 88% were full-time and 12% were part-time. Management believes that the demographics surrounding its facilities, and its reputation, stability, compensation and benefit plans should allow the Company to continue to attract and retain qualified employees. The Company considers its employee relations to be good.

COMPETITION

     Innotrac competes on the basis of quality, reliability of service, efficiency, technical superiority, speed, flexibility and price in tailoring services to client needs. Management believes its comprehensive and integrated services differentiate it from many of its competitors who may only be able to provide one or a few of the services that Innotrac provides. The Company continuously explores new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes it can develop a superior outsourced solution to such inefficiency on a cost-effective basis. The Company primarily competes with the in-house operations of its current and potential clients and also competes with certain companies that provide similar services on an outsourced basis, many of whom have greater resources than the Company.

GOVERNMENT REGULATION

  The Caller ID services offered by the Company's telecommunications clients are subject to various federal and state regulations. The legality of Caller ID has been challenged in cases decided under the Electronic Communications Privacy Act (the "ECPA") and several state statutes. In March 1994, a Federal Communications Commission ("FCC") report preempted certain state regulation of interstate calling party number parameter ("CPN") based services, the technology underlying Caller ID. This report requires certain common carriers to transmit CPN and its associated privacy indicator (which allows telephone callers to block the display of their phone numbers on Caller ID display units) on an interstate call to connecting carriers without charge (the "Free Passage" rule). In connection with this report, the Department of Justice issued a memorandum which concluded that the installation or use of interstate Caller ID service is not prohibited by any federal wiretap statute and that, in general, the FCC has authority to preempt state laws that the FCC finds would hinder federal communications policy on Caller ID services. Court decisions since the FCC issued its March 1994 report have consistently held that Caller ID does not violate any state or federal wiretap statute.

     In May 1995, the FCC narrowed its March 1994 preemption of state public utilities blocking regulations by permitting subscribers to choose per-line blocking or per-call blocking on interstate calls, provided that all carriers were required to adopt a uniform method of overriding blocking on any particular call. At the same time, the FCC specifically preempted a California Public Utilities Commission ("CPUC") per-line blocking default policy, which required that all emergency service organizations and subscribers with nonpublished numbers, who failed to communicate their choice between per-call blocking and per-line blocking, be served with a per-line blocking.

     The FCC's revised rules and regulations also require carriers to explain to their subscribers that their telephone numbers may be transmitted to the called party and that there is a privacy mechanism (i.e., the "blocking" feature) available on interstate calls, and explain how the mechanism can be activated. The CPUC, seeking to protect the caller's privacy, has ruled that a carrier can offer Caller ID or transmit CPN to interconnecting carriers only upon CPUC approval of its customer notification and education plan. The CPUC has approved the education plan of Pacific Bell, whose Caller ID market includes California.

     The Telecommunications Act of 1996 introduced restrictions on telecommunications carriers' usage of CPNI. CPNI includes information that is personal to customers, such as to whom, to where and when a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent such services are used. The FCC interprets the CPNI restrictions to permit telecommunications carriers, such as BellSouth, Pacific Bell and US West, to use CPNI without customer approval to market services that are related to the customer's existing service relationship with his or her carrier. Before carriers may use CPNI to market services outside such customer's existing service relationships, the carrier must obtain express customer permission. Because the Company is dependent upon the efforts of its clients to promote and market their equipment and services, laws and regulations inhibiting those clients' ability to market such equipment and services to their existing customers could have a material adverse effect on the Company's business, results of operations and financial condition.

     Telephone sales practices are regulated at both the federal and state level and primarily relate to outbound teleservices, which Innotrac generally does not provide. To the extent that Innotrac offers outbound teleservices, such operations are regulated by the rules of the FCC under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA"), the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") and various state regulations regarding telephone solicitations. The Company believes that it is in compliance with the TCPA, the TCFAPA and the FCC rules thereunder and the various state regulations and that it would operate in compliance with those rules and regulations if it were to engage in more substantial outbound teleservice operations in the future.

     The Company works closely with its clients and their advisors to ensure that the Company and the client are in compliance with such regulations. The Company cannot predict whether the status of the regulation of Caller ID services will change and what effect, if any, such change would have on the Company or its industry.

INTELLECTUAL PROPERTY

     The Company has used the service mark "Innotrac" since 1985 and has filed applications for federal registration of this service mark in multiple classes. The "innotrac.com" domain name has been a registered domain name since 1995. Due to the possible use of identical or phonetically similar service marks by other companies in different businesses, there can be no assurance that the United States Patent and Trademark Office will grant the Company's registration of its service mark, or that such service mark will not be challenged by other users. The Company does not believe that it owns or utilizes any other service marks that are material to its business. The Company's operations, however, frequently incorporate proprietary and confidential information. In accordance with industry practice, the Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses and to deter misappropriation of its proprietary rights and trade secrets.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements concern the Company's operations, performance and financial condition, including, in particular, the likelihood that Innotrac will succeed in developing and expanding its business, among other things. They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties. Many of these uncertainties are beyond Innotrac's control. Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

INNOTRAC RELIES ON A SMALL NUMBER OF CLIENTS.

     Innotrac focuses on developing long-term relationships with large corporations. Therefore, a relatively small number of clients generate a significant portion of its revenues. The Company's four largest clients, BellSouth, Pacific Bell, Southwestern Bell and US West, accounted for an aggregate of 90%, 95%, and 97% of net revenues for 1996, 1997 and 1998, respectively. BellSouth alone accounted for 82%, 85% and 59% for those same years. If the Company loses one or more of its largest clients, then Innotrac's business, results of operations and financial condition could be materially adversely affected. If such client is lost, the Company cannot assure that it will be able to replace such clients with others that generate comparable revenues or profits.

INNOTRAC'S TELECOMMUNICATIONS CLIENTS CAN TERMINATE THEIR AGREEMENTS WITH INNOTRAC.

     Certain of Innotrac's written agreements with telecommunications companies have expired, including those with US West and Pacific Bell. Innotrac currently provides services to certain clients pursuant to oral agreements. These agreements can be terminated by either party at any time. If these agreements are terminated, the Company's financial condition and results of operations could be materially adversely affected. Innotrac is negotiating new written agreements with these clients. It cannot assure, however, that it will be able to obtain those agreements on favorable terms, or at all.

     Innotrac has written agreements with other telecommunications clients, including BellSouth and certain other clients. Those agreements are generally terminable for cause. Some agreements provide for termination without cause on short notice. The Company's agreement with BellSouth, which does not expire until September 2003, may be terminated by BellSouth for any reason after March 15, 2000 upon 120 days notice. Most of the Company's agreements do not assure specific volume or revenue levels. In addition, Innotrac's contracts generally do not provide that Innotrac will be the client's exclusive service provider. See "Business--General" in this Item 1.

INNOTRAC FACES RISKS ASSOCIATED WITH BUYING AND WAREHOUSING PRODUCTS AND RENTING PRODUCTS TO CUSTOMERS.

     Innotrac purchases Caller ID and other telecommunications equipment from third party vendors in connection with certain of its fulfillment services. Consequently, the Company assumes the risks of inventory obsolescence, damage to rented units and theft. Innotrac's business, results of operations and financial condition could be materially adversely affected if it cannot manage these risks. Innotrac took steps to reduce its credit risk in 1998 by terminating direct-to-consumer billing arrangements with certain large telecommunications clients. The Company now bills its clients for sales of telecommunications equipment to their customers. Those clients are then responsible for billing and collecting from the equipment end-user consumers. The clients assume the risks associated with installment financing, among others. Innotrac's allowance for bad debt was approximately $4.9 million at December 31, 1998 compared with $5.7 million at December 31, 1997. See "Business--General" in this Item 1.

INNOTRAC'S E-COMMERCE BUSINESS AND NEW PRODUCT FULFILLMENT SERVICES MAY NOT BE SUCCESSFUL.

     Innotrac is currently entering two new lines of business: (1) the provision of services and products via the internet (electronic, or "e-commerce") and (2) the sale and fulfillment of additional telecommunications products. The success of Innotrac's new businesses depends upon, among other things, the Company's ability to:

  . recruit, hire and retain qualified personnel to assist in the new businesses,
  . integrate the new businesses into its existing lines and . finance growth of these new businesses during their developmental stages.

Even if Innotrac successfully addresses these risks, the Company cannot assure that it will successfully operate the new businesses. Nor can Innotrac assure that the new businesses will be profitable. If these new businesses, or other future ones, fail, the Company's business, financial condition or results of operations could be materially adversely affected, particularly if significant financing costs are not recouped.

     E-COMMERCE

     Innotrac's new e-commerce initiative is in a developmental stage. The Company therefore cannot assure that its e-commerce services, when fully developed, will be attractive to existing or new clients. It also cannot assure that if demand for them does arise, they will be quickly profitable, if at all.

     The Company expects to combine its existing product distribution, marketing and after-sale-support services with front-end services such as order and payment processing via the Internet. At this time however the Company cannot predict the products or clients that may be involved in the e-commerce line, or the other services Innotrac may offer. Innotrac has not previously offered any services closely related to e-commerce. E-commerce is a relatively new and highly competitive industry. The Company's potential competitors could be located anywhere in the world. They range in size and sophistication from the smallest niche companies and even individuals, to large corporations.

     NEW TELECOMMUNICATIONS PRODUCTS

     Innotrac has begun or is seeking to fulfill orders for other telecommunications products such as cable modems and asymmetric digital subscriber line modems. Both products are relatively new technologies that facilitate high-speed data tranmission. The Company cannot assure that these products or other new ones will achieve high acceptance or market penetration. Nor can Innotrac assure that competing technologies will not replace these products. Although the sale and fulfillment of these new products is closely related to its established Caller ID equipment sale and fulfillment services, the Company cannot assure that it will successfully integrate these new fulfillment programs with its existing business.

     These products compete with each other and with other existing technologies and services. Many of these technologies and services are offered by the Company's large telecommunications clients. Potential competing services and technologies include telephone company-related wireline technologies such as traditional analog modems and integrated services digital network modems.

THE MARKET FOR TELECOMMUNICATIONS PRODUCTS MAY CHANGE.

     Caller ID is a relatively recent offering by telecommunications companies. Innotrac cannot assure that it will gain or sustain wide acceptance in the marketplace. The Company also depends on the level of resources (financial and otherwise) its clients expend to promote Caller ID service. Innotrac cannot assure that its telecommunications clients will sufficiently promote, or continue to promote, Caller ID service in their areas. The Company's business, results of operations and financial condition could be materially adversely affected if Caller ID does not gain or sustain marketplace acceptance or if the Company's RBOC clients fail to adequately promote Caller ID service.

     Furthermore, the Company cannot assure that its telecommunications clients will achieve their estimated "market penetration" (the percentage of consumer telephone lines capable of receiving Caller ID services that actually receive such services) goals. Innotrac partly plans its operations based on these estimates. In addition, at some time in the future, the Company's clients may achieve peak market penetration for Caller ID service. Caller ID service or equipment may eventually be replaced by a different service or hardware. Innotrac's business, results of operations and financial condition could be materially adversely affected if penetration estimates prove optimistic, if peak penetration is achieved or if new technologies supplant Caller ID.

     In addition, both federal and state governments regulate the provision of Caller ID services by telecommunications companies. Regulatory changes could increase Innotrac's compliance and other costs, detrimentally impacting its business, results of operations and financial condition. See the factor captioned "Innotrac's business is subject to government regulation" below and "Business--Government Regulation" in this Item 1.

INNOTRAC MAY NOT BE ABLE TO CONTINUE OR MANAGE GROWTH.

     Innotrac's operations have grown significantly in recent years. The Company's business, results of operations and financial condition could be materially adversely affected if it cannot effectively manage its growth. The Company's continued success depends upon its ability to:

  . initiate, develop and maintain existing and new client relationships, . respond to competitive developments,
  .  develop its sales infrastructure,
  . attract, train, motivate and retain management and other personnel and . maintain the high quality of its services.

In addition, Innotrac recently entered into a long-term lease for a new facility, which will increase lease expenses by approximately $400,000 per year. The Company expects that its continued rapid growth will significantly strain its management, operations, employees and resources. Innotrac cannot assure that it will be able to:

  . maintain or accelerate its current growth, . effectively manage our expanding operations or . achieve planned growth on a timely or profitable basis.

THE TREND TOWARD OUTSOURCING MAY STOP OR REVERSE ITSELF.

     The Company believes that in the past several years there has been a significant increase in the number of businesses outsourcing services not directly related to their core competencies. The Company's business, results of operations and financial condition could be materially adversely affected if the outsourcing trend declines, reverses or suffers other adverse developments. Innotrac cannot assure that this trend will continue, that it will not reverse or that corporations will not bring previously outsourced functions back in-house. Particularly during general economic downturns, continued outsourcing of services could result in layoffs. Businesses may bring in-house previously outsourced functions to avoid or delay layoffs. See "Business--Strategy" in this Item 1.

INNOTRAC MAY NOT BE ABLE TO RECRUIT, HIRE, TRAIN OR RETAIN ENOUGH QUALIFIED EMPLOYEES, AND ITS EMPLOYMENT-RELATED COSTS MAY RISE.

     Innotrac's success depends largely on its ability to recruit, hire, train and retain qualified employees. If the Company cannot recruit, hire, train and retain qualified employees, its business, results of operations or financial condition could be materially adversely affected. Innotrac's industry is very labor- intensive and has experienced high personnel turnover. If the Company's employee turnover rate increases significantly, its recruiting and training costs could rise and its operating effectiveness and productivity could correlatively decline. Also, adding significant new clients or implementing new large-scale marketing support programs may require accelerated recruiting, hiring and training of qualified personnel. Some of Innotrac's operations, particularly its technical support and customer service, require specially trained personnel. The Company cannot assure that it will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new marketing support programs. In addition, the unemployment rate in the area Innotrac's facilities are located is relatively low, potentially making it more difficult and costly to hire and train qualified personnel.

     Currently, the Company is not a party to any collective bargaining agreements. None of the Company's employees are unionized. Although the Company considers its relationship with its employees to be good, there have been periodic unionization initiatives at the Company, particularly among its call center personnel. If some or a majority of Innotrac's employees were to join unions, the Company could incur increased wages, employee benefits and employment-related administrative costs. The Company could also experience an increased risk of work stoppages. A significant portion of Innotrac's operating expenses relate to labor costs. Therefore, an increase in wages, costs of employee benefits or employment taxes could materially adversely affect the Company's business, results of operations or financial condition.

INNOTRAC'S SOFTWARE CONVERSION MAY NOT BE SUCCESSFUL OR IT MAY BE DELAYED.

     Innotrac's business depends highly on its computer and telecommunications equipment and software systems. The Company is upgrading certain computer hardware and software. As a result, Innotrac is converting certain existing programs to the new system. If Innotrac cannot successfully convert these programs, its business, results of operations and financial condition could be materially adversely affected. Innotrac has experienced delays and difficulties in converting its software. The Company cannot assure that it can effectively or efficiently convert its programs to the new system.

INNOTRAC MAY NOT BE ABLE TO KEEP PACE WITH CHANGING TECHNOLOGY.

     The Company's success depends highly upon its ability to:

     . enhance existing services and develop applications to focus on its clients' needs and
     . introduce new services and products to respond to changing technological developments.

If the Company fails to maintain its technological capabilities or respond effectively to technological changes, its business, results of operations and financial condition could be materially adversely affected. Innotrac cannot assure that it will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet its clients' needs and maintain competitiveness. See "Business--Technology" in this Item 1.

INNOTRAC FACES COMPETITION.

     Innotrac competes in highly competitive markets, and expects competition to persist and intensify in the future. Innotrac's competitors include:

     .    in-house operations of its current and potential clients,
     .    small firms offering specific services and
     .    large marketing support services firms.

A number of Innotrac's competitors have or may develop financial and other resources greater than the Company's. The Company cannot assure that additional competitors with greater name recognition and resources will not enter its markets. Innotrac's existing or potential clients' in-house operations are also significant competitors. If (1) existing clients decide to provide, in-house, services that currently are outsourced or (2) potential clients retain or increase their in-house capabilities, then the Company's performance and growth could be negatively impacted.

     Some products Innotrac sells and fulfills for some clients, such as cable modems, may compete with products and services offered by other clients. If a large client discontinues its relationship with Innotrac because it provides services to one of the client's competitors, the Company's business, financial condition or results of operations could suffer material adverse effects.

     Further, Innotrac's business will be materially adversely affected if a large client decides to consolidate its outsourced services with a company other than Innotrac. In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect the Company's business, financial condition and results of operations. See "Business--Competition" in this Item 1.

INNOTRAC'S OPERATING RESULTS AND QUARTERLY RESULTS MAY FLUCTUATE.

     The Company's operating results have fluctuated in the past and will fluctuate in the future based on many factors. These factors include, among other things:

   .  fluctuations in the general economy    .  increased competition
   .  changes in operating expenses          .  expenses related to acquisitions
   .  changes in the timing and level of     .  the potential adverse effect of
      client-specific marketing programs        acquisitions

Due to these and any unforeseen factors, it is likely that in some future quarter Innotrac's operating results will be below the expectations of public market analysts and investors. If that occurs, the Company's common stock price would likely decline materially. In view of the its recent significant growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful, and you should not rely on them as an indication of future performance.

INNOTRAC DEPENDS ON A FEW KEY PERSONNEL.

     Innotrac depends in large part on the abilities and continuing efforts of its executive officers and senior management. The Company's business and prospects could be materially adversely affected if (1) current officers and managers do not continue in their key roles and Innotrac cannot attract and retain qualified replacements or (2) Innotrac cannot attract and retain additional qualified personnel to sustain growth. The Company does not have employment agreements with its executive officers and cannot assure that it will be able to retain them. The Company maintains key man life insurance on only one of its executive officers--Scott D. Dorfman, in the amount of $3.5 million. In order to support growth, Innotrac must effectively recruit, develop and retain additional qualified management personnel. The Company cannot assure that in the future it will be able to recruit and retain additional qualified managers.

INNOTRAC MAY LOSE REVENUE OR INCUR ADDITIONAL COSTS BECAUSE OF THE YEAR 2000 ISSUE.

     INNOTRAC MAY NOT ADEQUATELY ADDRESS THE YEAR 2000 ISSUE.

     The efficient operation of Innotrac's business depends in part on its computer software programs and operating systems. If these programs and systems suffer failures from their inability to recognize dates after December 31, 1999 (that is, if they are not "Year 2000 compliant"), the Company's business, financial condition or results of operations could be materially adversely affected. These programs and systems are used in:

   .  inventory management                   .  pricing
   .  sales                                  .  shipping
   .  financial reporting                    .  administrative functions

Innotrac believes that the Company's information technology ("IT") systems, including the existing systems and programs that will be replaced as a part of an upgrade of the Company's system architecture, and other non-IT systems are either Year 2000 compliant or will be compliant by June 30, 1999 after applying vendor-supplied patches or upgrades to these systems. Innotrac could experience business interruptions and systems failures that could materially adversely affect its business if (1) any of these remedial efforts fail to eliminate Year 2000 problems in Innotrac's IT and non-IT systems or if (2) Innotrac fails to identify all systems that require attention. If unforeseen failures do occur, emergency remediation expenses could also have a materially adverse effect on the Company's business, results of operations or financial condition. The Company anticipates completing an evaluation of its Year 2000 efforts in September 1999. Innotrac cannot assure, however, that its Year 2000 efforts will be completed before December 31, 1999. It also cannot assure that these efforts, if completed, will successfully remediate all Year 2000 problems.

     INNOTRAC'S SUPPLIERS, CLIENTS, FINANCIAL INSTITUTIONS AND OTHERS MAY NOT ADEQUATELY ADDRESS THE YEAR 2000 ISSUE.

     Innotrac also depends on the efficient operation of the computer systems of suppliers, clients, financial institutions and others which interface with its own systems. Because such third-party systems or software may not be Year 2000 compliant, Innotrac may incur unanticipated expenses to remedy any problems caused by such failures. These problems could in turn materially adversely affect Innotrac's business, results of operations and financial condition. The Company is obtaining documentation from third parties concerning their Year 2000 compliance programs and the possibility of any Year 2000-related interface difficulties that may affect Innotrac. To date, no significant concerns have been identified. Innotrac is developing contingency plans to address Year 2000 failures of these entities. However, Year 2000-related operating problems or expenses may arise in connection with Innotrac's systems' interface with the computer systems and software of its suppliers, clients, financial institutions and others.

INNOTRAC'S BUSINESS IS SUBJECT TO GOVERNMENT REGULATION.

     Because its current teleservicing business consists primarily of responding to inbound telephone calls, as opposed to outbound calls, the Company is not highly regulated. However, in connection with the limited amount of outbound telemarketing services that it provides, the Company must comply with the Federal Communications Commission's rules under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. If the Company expands its outbound telemarketing services, such rules and regulations would apply to a larger percentage of its business. Furthermore, there may be additional federal and state legislation or changes in regulatory implementation, including interpretations under the Telecommunications Act of 1996 restricting the ability of telecommunications companies to use consumer proprietary network information ("CPNI"), that may limit the Company's activity or its clients' in the future or significantly increase compliance costs. Additionally, Innotrac could be responsible for failing to comply with regulations applicable to its clients.
If unfavorable federal or state legislation or regulations affecting Caller ID service are adopted, the Company's business, financial condition and results of operations could be materially adversely affected. See "--Risks Associated with Product-Based Marketing Support Services" and "Business--Government Regulation" in this Item 1.

COMPLETING AND INTEGRATING ACQUISITIONS MAY BE DIFFICULT.

     As part of its strategy, the Company plans to pursue strategic acquisitions. For acquisition candidates, Innotrac seeks companies offering services, products, technologies, industry specializations or geographic coverage that extend or complement its existing business. The Company cannot assure however that it will be able to successfully identify, acquire on favorable terms or integrate such companies. If Innotrac completes an acquisition, it cannot assure that such acquisition will enhance its business, results of operations or financial condition. In the future, the Company may face increased competition for acquisition candidates, which may inhibit the consummation of suitable acquisitions on favorable terms. Innotrac could use a portion of its capital resources and proceeds from its initial public offering for acquisitions. Innotrac may require additional debt or equity financing for future acquisitions. Additional financing however may not be available on favorable terms, or at all.

EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers of the Company are as follows:

          NAME                AGE                POSITION
          ----                ---                --------
 Scott D. Dorfman...........  41     President, Chief Executive Officer and
                                     Chairman of the Board

 David L. Ellin.............  40     Senior Vice President and Chief Operating
                                     Officer

 Donald L. Colter, Jr.......  38     Vice President--Operations

 Larry C. Hanger............  44     Vice President--Business Development

 John H. Nichols, III.......  44     Vice President, Chief Financial Officer and
                                     Secretary

 Stephen J. Walden..........  55     Vice President--Electronic Commerce

     Mr. Dorfman is the founder of Innotrac and has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1984. Prior to founding the Company, Mr. Dorfman was employed by Paymaster Checkwriter Company, Inc. ("Paymaster"), an equipment distributor. At Paymaster, Mr. Dorfman gained experience in distribution, tracking and inventory control by developing and managing Paymaster's mail order catalog.

     Mr. Ellin joined Innotrac in 1986 and has served as Senior Vice President and Chief Operating Officer of the Company since November 1997. He served as the Company's Vice President from 1988 to November 1997. From 1984 to 1986, Mr. Ellin was employed by the Atlanta branch of WHERE Magazine, where he managed the sales and production departments. From 1980 to 1984, Mr. Ellin was employed by Paymaster, where he was responsible for Paymaster's sales and collections.

     Mr. Colter joined Innotrac in 1995 and has served as Vice President-Operations since November 1997. He served as the Company's Chief Financial Officer from 1995 to November 1997. Prior to joining Innotrac, Mr. Colter was from 1993 to 1995 the corporate controller of Gay & Taylor/Thomas Howell Group, an international insurance adjusting company. From 1991 to 1993, Mr. Colter was corporate controller of Outdoor West, Inc., an outdoor advertising company. Mr. Colter is a certified public accountant and has over 15 years of experience in the financial and accounting industry.

     Mr. Hanger joined Innotrac in 1994, and has served as Vice President-Business Development since November 1997. He served as the Company's Department Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager-Third Party Marketing at BellSouth, where he managed the marketing program for BellSouth's network services and was involved in implementing the billing options program for BellSouth with Innotrac.

     Mr. Nichols joined Innotrac in November 1997 as Vice President and Chief Financial Officer and was appointed Secretary of the Company in July 1998. From 1993 until November 1997 he served as Vice President and Chief Financial Officer for Storehouse, Inc., a furniture retailer. From 1982 until 1993, Mr. Nichols was employed by Contel Corporation and GTE Corporation in various senior financial management positions in both the telephone and cellular telephone business units. Mr. Nichols is a certified public accountant.

     Mr. Walden joined Innotrac in January 1999 as Vice President-Electronic Commerce. He had previously served as Senior Vice President for Internet Strategy at Premiere Technologies, responsible for managing a new, Internet-based product line integrating telephony services with Internet technology. Prior to that, he was Vice President of Content and Commerce for BellSouth.net, a BellSouth subsidiary. Mr. Walden has been President of Walden Associates, a media and technology consulting group. Earlier in his career, he held positions in Prodigy Services Company, Grey Advertising, Warner Amex Cable Communications, Time Inc.'s Manhattan Cable TV, and Home Box Office.

ITEM 2.  PROPERTIES

     Innotrac's headquarters and distribution facilities are located in 250,000 square feet of leased space in Duluth, Georgia. The Company's corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet is distribution space. This site also includes approximately 3.5 acres that will be available for the Company's expansion requirements. The Company's lease for its Duluth facility has a term of 10 years and two five year renewal options. The lease provides for an option to purchase the facility at the end of the first five years of the term or at the end of the first 10 years of the term. The Company has not yet determined whether to exercise such purchase option. Innotrac provides teleservices through its call center located in Duluth, Georgia, which opened in June 1996. The call center is currently configured with 446 workstations and has room to expand to approximately 700 workstations. It also contains approximately 18,000 square feet of expansion space. It currently operates from 8:00 a.m. until midnight Monday through Friday and from 9:00 a.m. to 8:00 p.m. on Saturday.

     The Company believes that its facilities are adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may be involved from time to time in litigation arising in the normal course of business. The Company is not a party to any material legal proceeding. The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market ("NASDAQ") under the symbol "INOC" on May 7, 1998. Prior to that time, there was no trading market for the Common Stock. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ.

                                                                HIGH       LOW
                                                                ----       ---
1998
 Second Quarter (beginning May 7, 1998).....................   $13.250   $ 8.875
 Third Quarter..............................................   $13.500   $ 6.750
 Fourth Quarter.............................................   $24.375   $ 5.750
 Fiscal Year Ended December 1999............................   $24.375   $ 5.750
1999
 First Quarter (through March 18)...........................   $19.000   $10.000

     The approximate number of holders of record of Common Stock as of March 4, 1999 was 22.

     The Company has never declared cash dividends on the Common Stock. The Company intends to retain its earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of dividends by the Company is restricted by its revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the heading "Selected Financial Data" in the Company's 1998 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1998 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained under the headings "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Election of Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Voting Securities and Principal Shareholders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference.

     For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.   FINANCIAL STATEMENTS

     The following financial statements and notes thereto are incorporated herein by reference in Item 8 of this Report.

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Operations for the years ended December 31,
       1998, 1997, and 1996
     Consolidated Statements of Partners', Members' and Shareholders' Equity for
       the years ended December 31, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows for the years ended December 31,
       1998, 1997, and 1996

     2.   FINANCIAL STATEMENT SCHEDULES

     Report of Independent Public Accountants as to Schedules
     Schedule II - Valuation and Qualifying Accounts

     3.  EXHIBITS

     The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

EXHIBIT NO.                        DESCRIPTION OF EXHIBITS
-----------                        -----------------------
  3.1         Amended and Restated Articles of Incorporation of the Company, as
              amended (incorporated by reference to Exhibit 3.1 to the Company's
              Amendment No. 1 to Registration Statement on Form S-1 (Commission
              File No. 333-42373), filed with the Commission on February 11,
              1998)

  3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the
              Commission on December 16, 1997)

  4.1 Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to
              Registration Statement on Form S-1 (Commission File No. 333-
              42373), filed with the Commission on February 11, 1998)

  4.2         Rights Agreement between Company and Reliance Trust Company as
              Rights Agent, dated as of December 31, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to
              Registration Statement on Form S-1 (Commission File No. 333-
              42373), filed with the Commission on February 11, 1998)

  10.1        Acquisition Agreement by and among the Company, SellTel #1, Inc.,
              RenTel #1, Inc., IELC, Inc., HomeTel Systems, Inc., HomeTel
              Providers Inc., Rentel #2, L.L.C., SellTel #2, L.L.C., HomeTel
              Providers Partners, L.P., ITC Service Company, Scott D. Dorfman,
              Susan Mary Trotochaud, as Custodian For Bradley H. Dorfman, Brent
              M. Dorfman and Jesse E. Dorfman, and Susan Mary Trotochaud, dated
              December 15, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Commission File
              No. 333-42373), filed with the Commission on December 16, 1997)

  10.2(a) Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-
              1 (Commission File No. 333-42373), filed with the Commission on
              December 16, 1997)+

      (b)     Amendment No. 1 to Stock Option and Incentive Award Plan
              (incorporated by reference to Exhibit 10.2(b) to the Company's
              Amendment No. 1 to Registration Statement on Form S-1 (Commission
              File No. 333-42373), filed with the Commission on February 11,
              1998)+

  10.3 Amended and Restated Loan and Security Agreement by and among the Company, HomeTel Systems Inc., IELC, Inc., RenTel #1, Inc., RenTel
              #2, L.L.C., SellTel #1, Inc., SellTel #2, L.L.C., HomeTel
              Providers Partners, L.P. and SouthTrust Bank, N.A., dated December
              5, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Commission File No.
              333-42373), filed with the Commission on December 16, 1997)

  10.4        Purchase Agreement for Services between BellSouth
              Telecommunications, Inc. and the Company, effective November 1,
              1998*

  10.5        Form of Indemnification Agreements entered into as of December 11,
              1997, by and between the Company and each of Messrs. Scott D.
              Dorfman, David L. Ellin, Donald L. Colter, Jr., John H. Nichols
              III, Bruce V. Benator, Martin J. Blank, Campbell B. Lanier, III and William H. Scott, III (incorporated by reference to Exhibit
              10.5 to the Company's Registration Statement on Form S-1
              (Commission File No. 333-42373), filed with the Commission on
              December 16, 1997)+

  10.7 Lease, dated April 1, 1996, by and between Weeks Realty, L.P. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Commission File No.
              333-42373), filed with the Commission on December 16, 1997)


  10.8(a)     Lease, dated December 8, 1997, by and between Weeks Development
              Partnership and the Company (incorporated by reference to Exhibit
              10.8 to the Company's Amendment No. 1 to Registration Statement on
              Form S-1 (Commission File No. 333-42373), filed with the
              Commission on February 11, 1998)

  10.9 Split Dollar Life Insurance Agreement, dated July 10, 1997, by and between the Company, Bruce V. Benator, as Trustee of The Scott
              David Dorfman Family Trust #2, and Scott David Dorfman
              (incorporated by reference to Exhibit 10.9 to the Company's
              Amendment No. 1 to Registration Statement on Form S-1 (Commission
              File No. 333-42373), filed with the Commission on February 11,
              1998)+

  10.10       Innotrac Corporation Deferred Compensation Plan, effective as of
              October 16, 1997 (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to Registration Statement on Form S-
              1 (Commission File No. 333-42373), filed with the Commission on
              February 11, 1998)+

  10.11       Grantor Trust Agreement dated October 16, 1997, by and between the
              Company and Wachovia Bank, N.A. (incorporated by reference to
              Exhibit 10.11 to the Company's Amendment No. 1 to Registration
              Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)+

  10.12       Shareholders' Agreement by and among SellTel #1, Inc., Arnold
              Dorfman, Scott Dorfman and the Company, dated February 13, 1998
              (incorporated by reference to Exhibit 10.12 to the Company's
              Amendment No. 2 to Registration Statement on Form S-1 (Commission
              File No. 333-42373), filed with the Commission on February 23,
              1998)

  10.13       Stock Redemption Agreement by and among RenTel #1, Inc., Scott
              Dorfman and Arnold Dorfman, dated December 15, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (Commission File No. 333-
              42373), filed with the Commission on February 23, 1998)

  10.14       Amended and Restated Loan and Security Agreement between the
              Company and SouthTrust Bank, N.A., dated January 25, 1999

  10.15       1999 Senior Executive Incentive Compensation Plan+

  10.16 Aircraft Lease by and between SD Holdings, Inc. and the Company, dated February 19, 1998

  13.1 Portions of the 1998 Annual Report to Shareholders that are incorporated by reference in this Report

  23.1        Consent of Arthur Andersen LLP

  24.1        Power of Attorney (included on signature page)

  27.1        Financial Data Schedule (for Commission use only)

  99.1        Proxy Statement for the 1999 Annual Meeting of Shareholders

+ - Management contract or compensatory plan or arrangement required to be filed as an exhibit.

* - Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 1998 fiscal year.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


   We have audited in accordance with generally accepted auditing standards, the financial statements of INNOTRAC, CORPORATION included in this Form 10-K and have issued our report thereon dated January 31, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 31, 1999

                              INNOTRAC CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at                     Charged to                   Balance at
                                            Beginning of     Charged to        Other                       End of
Description                                    Period         Expenses       Accounts     Deductions       Period
-----------                                 ------------     ----------     ----------    ----------     ----------
                                                                           (in thousands)
Provision for uncollectible accounts
Year ended December 31,
     1998................................       $5,058         $ 8,245           --        $ (8,797)         $4,506
     1997................................        4,141           7,750           --          (6,833)          5,058
     1996................................        2,552           5,841           --          (4,252)          4,141
     1995................................          575           3,043           --          (1,066)          2,552

Provisions for returns and allowances
  Year ended December 31,
     1998................................          649          11,104           --         (10,722)          1,031
     1997................................          101           6,327           --          (5,779)            649
     1996................................           --           3,536           --          (3,435)            101
     1995................................           --              --           --              --              --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1999.

                                                       INNOTRAC CORPORATION

                                                By: /s/ Scott D. Dorfman
                                                    ----------------------
                                                        Scott D. Dorfman
                                                        Chairman and
                                                        Chief Executive Officer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott D. Dorfman and John H. Nichols, III and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 23rd day of March, 1999.

Signature                                     Title
---------                                     -------
/s/Scott D. Dorfman                           President, Chief Executive Officer and
---------------------------
Scott Dorfman                                 Chairman of the Board (principal executive
                                              officer)

/s/David L. Ellin                             Senior Vice President, Chief Operating
---------------------------
David L. Ellin                                Officer and Director

/s/Larry C. Hanger                            Vice President--Business Development and
---------------------------
Larry C. Hanger                               Director

/s/John H. Nichols, III                       Vice President, Chief Financial Officer and
---------------------------
John H. Nichols, III                          Secretary (principal financial and
                                              accounting officer)

/s/Bruce V. Benator                           Director
---------------------------
Bruce V. Benator

/s/Martin J. Blank                            Director
---------------------------
Martin J. Blank

/s/Campbell B. Lanier, III                    Director
---------------------------
Campbell B. Lanier, III

/s/William H. Scott, III                      Director
---------------------------
William H. Scott, III

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------

   10.4       Purchase Agreement for Services between BellSouth
              Telecommunications, Inc. and the Company, effective November 1, 1998*

   10.14 Amended and Restated Loan and Security Agreement between the Company and SouthTrust Bank, N.A., dated January 25, 1999

   10.15      1999 Senior Executive Incentive Compensation Plan+

   10.16 Aircraft Lease by and between SD Holdings, Inc. and the Company, dated February 19, 1998

   13.1 Portions of the 1998 Annual Report to Shareholders that are incorporated by reference in this Report

   23.1       Consent of Arthur Andersen LLP

   27.1       Financial Data Schedule (for Commission use only)

   99.1       Proxy Statement for the 1999 Annual Meeting of Shareholders

+ - Management contract or compensatory plan or arrangement required to be filed as an exhibit.

* - Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.