Form 10-Q
period 1999-03-31
INNOTRAC CORP
filed 1999-05-04
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1999

                                  OR

    (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES ACT OF 1934

               For the transition period from _____ to  ______

          Commission file number    000-23740
                                  -------------

                            INNOTRAC CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                 Georgia                             58-1592285
        --------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification Number)


         6655 Sugarloaf Parkway      Duluth, Georgia         30097
         ------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code:    (678) 584-4000
                                                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  /X/          No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Outstanding at April 30, 1999
                                    -----------------------------
Common Stock at $.10 par value            8,999,995 Shares

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                                                              INNOTRAC CORPORATION
                                                                 BALANCE SHEETS
                                                   As of March 31, 1998 and December 31, 1998
                                                                   (in 000's)

                              ASSETS                              March 31, 1999        December 31, 1998
                                                                  --------------        -----------------
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents............................       $             274        $         3,379
    Accounts receivable, net.............................                  73,013                 44,354
    Inventories .........................................                  19,834                 14,381
    Deferred tax assets .................................                   2,845                  2,866
    Prepaid expenses and other current assets ...........                   1,871                  1,436
                                                                -----------------        ---------------
              Total current assets                                         97,837                 66,416
                                                                -----------------        ---------------
Property and equipment:
    Rental equipment .....................................                  6,289                  6,891
    Computer, machinery and transportation equipment......                  5,547                  4,949
    Furniture, fixtures and leasehold improvements........                  1,614                  1,390
                                                                -----------------        ---------------
                                                                           13,450                 13,230
    Less accumulated depreciation and amortization........                  6,226                  5,767
                                                                -----------------        ---------------
                                                                            7,224                  7,463
                                                                -----------------        ---------------

Other assets, net                                                             105                    113
                                                                -----------------        ---------------
                                                                $         105,166        $        73,992
                                                                =================        ===============

              LIABILITIES AND PARTNERS', MEMBERS',
              ------------------------------------
                    AND SHAREHOLDERS' EQUITY
                    ------------------------

Current liabilities:
    Current portion of long-term debt.....................      $              68        $            68
    Line of credit........................................                 31,619                 15,736
    Accounts payable......................................                 23,265                  9,387
    Distributions payable.................................                     70                     70
    Accrued expenses......................................                 10,813                 12,336
    Other.................................................                  1,622                  1,966
                                                                -----------------        ---------------
              Total current liabilities...................                 67,457                 39,563
                                                                -----------------        ---------------

Total noncurrent liabilities..............................                    129                    135
                                                                -----------------        ---------------
              Total liabilities ..........................                 67,586                 39,698
                                                                -----------------        ---------------

Partners', members' and shareholders' equity:
    Common stock..........................................                    900                    900
    Additional paid-in capital............................                 24,838                 24,838
    Retained earnings.....................................                 11,842                  8,556
                                                                -----------------        ---------------
             Total partners', members and shareholders'
                equity ...................................                 37,580                 34,294
                                                                -----------------        ---------------
             Total liabilities and partners', members'
                and shareholders' equity..................      $         105,166        $        73,992
                                                                =================        ===============


               The accompanying condensed notes to financial statements
                        are an integral part of these balance sheets

                                      INNOTRAC CORPORATION
                                        INCOME STATEMENTS
                            Three Months Ended March 31, 1999 and 1998
                                           (Unaudited)
                                 (In 000's except per share data)

                                                              Three Months Ended March 31,
                                                               1999                    1998
                                                          -------------             ------------
Revenues, net .......................................     $      67,320             $     22,565
Cost of revenues.....................................            58,717                   16,412
                                                          -------------             ------------
               Gross profit..........................             8,603                    6,153
                                                          -------------             ------------
Operating expenses:
       Selling, general and administrative expenses..             2,440                    3,428
       Depreciation and amortization.................               379                      138
                                                          -------------             ------------
                Total operating expenses.............             2,819                    3,566
                                                          -------------             ------------
Operating income ....................................             5,784                    2,587
                                                          -------------             ------------
Other (income) expenses:
       Interest expense, net.........................               373                      315
       Other ........................................               (20)                       6
                                                          -------------             ------------
                Total other expenses.................               353                      321
                                                          -------------             ------------

Income before income taxes ..........................             5,431                    2,266
Income tax (provision) benefit ......................            (2,145)                      61
                                                          -------------             ------------
                Net income ..........................     $       3,286             $      2,327
                                                          =============             ============

                Proforma net income                       $       3,286             $      1,371
                                                          =============             ============
Proforma net income per share:
       Basic                                              $        0.37             $       0.21
                                                          =============             ============

       Diluted                                            $        0.36             $       0.21
                                                          =============             ============
Shares used for computing net income per share:
       Basic                                                      9,000                    6,500
                                                          =============             ============

       Diluted                                                    9,127                    6,500
                                                          =============             ============


                   The accompanying condensed notes to financial statements
                         are an integral part of these statements

                                                    INNOTRAC CORPORATION
                                                   STATEMENT OF CASH FLOWS
                                     For the three months ended March 31, 1999 and 1998
                                                        (Unaudited)
                                                        (In 000's)


                                                                                        1999                 1998
                                                                                   -------------        -------------
Cash flows from operating activities:
    Net income..................................................................   $       3,286        $       2,327
    Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Depreciation and amortization .........................................             379                  138
         Depreciation-rental equipment..........................................             536                  829
         Loss on disposal of rental equipment...................................             220                  542
         Deferred income taxes .................................................               3                   33
         Increase in accounts receivable .......................................         (28,659)              (5,966)
         Increase in inventories................................................          (5,453)                (378)
         (Increase) decrease in prepaid expenses and other assets...............            (443)                 128
         Increase in accounts payable...........................................          13,878                4,362
         (Decrease) Increase in accrued expenses and other......................          (1,855)                 283
                                                                                   -------------        -------------
             Net cash (used in) provided by operating activities ...............         (18,108)               2,299
                                                                                   -------------        -------------
Cash flows from investing activities:
    Purchase of property and equipment .........................................            (880)              (1,807)
                                                                                   -------------        -------------
             Net cash used in investing activities .............................            (880)              (1,807)
                                                                                   -------------        -------------
Cash flows from financing activities:
    Net borrowings under lines of credit ......................................           15,883                  370
    Repayment of long-term debt ...............................................                0                 (172)
    Redemption of redeemable capital stock ....................................                0                 (388)
    Distributions to shareholders, members and partners .......................                0                 (263)
                                                                                   -------------        -------------
             Net cash provided by (used in) financing activities...............           15,883                 (453)
                                                                                   -------------        -------------
Net (decrease) increase in cash and cash equivalents...........................           (3,105)                  39
Cash and cash equivalents, beginning of period ................................            3,379                  554
                                                                                   -------------        -------------
Cash and cash equivalents, end of period ......................................    $         274        $         593
                                                                                   =============        =============
Supplemental cash flow disclosures:
    Cash paid for interest ....................................................    $         325        $         366
                                                                                   =============        =============

    Cash paid for income taxes, net of refunds received .......................    $       2,486        $         380
                                                                                   =============        =============
Non cash transactions:
    Accreted dividends on redeemable capital stock ............................    $           0        $          17
                                                                                   =============        =============

                        The accompanying condensed notes to financial statements
                              are an integral part of these statements

                         INNOTRAC CORPORATION
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND 1998


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K filing and annual report.

2. The pro forma net income and earnings per share reflect the Company's results on a fully taxed basis to reflect consolidation of the various affiliated pass-through entities into a C corporation in conjunction with the initial public offering.

3. Basic earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding.
     Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method). The following table shows the computation of the number of shares outstanding
     (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1999               1998
                                                 --------           --------
                  Basic Shares                      9,000              6,500
                  Stock Options                       127                  0
                                                ---------           --------
                  Diluted Shares                    9,127              6,500
                                                =========           ========

ITEM 2 -
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risks associated with oral contracts; risks associated with buying, warehousing and renting products to customers; risks of entering new lines of businesses; reliance on the telecommunications industry; ability to continue and manage growth; the impact of the trend toward outsourcing; dependence on labor force; risks associated with rapidly changing technology and the Company's conversion to new software; risks associated with competition; risks associated with fluctuations in operating and quarterly results; dependence on key personnel; risks associated with Year 2000 compliance; compliance with government regulation; control by management; difficulties of completing and integrating acquisitions and other factors discussed in more detail under "Business" in the Company's annual report or Form 10-K for the year ended December 31, 1998.

OVERVIEW

Since its formation in 1984, the Company has expanded its business and facilities to offer distribution and management services and inbound teleservices. These services are offered in response to the needs of clients in a variety of industries and to capitalize on market opportunities. In 1987, the Company began providing marketing support services to BellSouth. In 1991, the Company initiated a fulfillment program to sell, either outright or in four to six month installments, or rent to BellSouth customers Caller ID hardware, phone sets and other equipment. In 1993, the Company began billing the equipment charges on customers' telephone bills. As part of this program, Innotrac acquires the Caller ID and other telecommunications equipment from third party manufacturers and in the past obtained payment from BellSouth's customers. The Company thereby assumed inventory and credit risk. In November 1998, the Company entered into a new contract with BellSouth. Under the new contract, the Company continues to provide Caller ID hardware and other equipment to BellSouth customers but bills BellSouth, rather than BellSouth customers, for the items. As a result, the Company's bad debt exposure is reduced. Upon receipt of an order, the Company ships the product, tracks inventory levels and sales and marketing data and maintains teleservicing operations to handle customer service and technical support. From time to time, rather than acquiring units and selling or leasing them to BellSouth customers, the Company distributes, for a fee, Caller ID hardware that BellSouth has purchased from various third-party manufacturers. Services provided to BellSouth and its customers accounted for 35% and 70%, respectively, of the Company's net revenues for the three months ended March 31, 1999 and 1998.

To leverage its experience and infrastructure investment related to the BellSouth marketing support program, the Company seeks other telecommunications companies for whom it can provide similar marketing support services. The Company entered into an agreement with Pacific Bell in 1996 to sell Pacific Bell's Caller ID equipment. The Company also provides marketing support services to US West. In June 1998, the Company entered into an agreement with a vendor to Southwestern Bell to fulfill Caller ID related telecommunications equipment. In addition, the Company exchanged its exclusive arrangement with Pacific Bell in California to become a fulfillment vendor for Southwestern Bell, Pacific Bell and Nevada Bell. Under the Company's programs with these companies, like its new contract with BellSouth, the Company bills the respective company directly for the telecommunications units that are sold to end users. Southwestern Bell, Pacific Bell or Nevada Bell is then responsible for billing and collecting from the consumer. As a result, the Company's unit prices and gross margin are lower than historical levels. This decline is offset by lower bad debt expenses, which are included in selling, general and administrative expenses.

Management believes that growth in revenues from Caller ID marketing support services will remain constant for the next several years as market penetration increases and new Caller ID services that require enhanced equipment are introduced. Sales are expected to level off as the market matures. According to industry sources, market penetration of Caller ID services in the U.S. as of December 31, 1998 was approximately 29% and is expected to peak at approximately 75% by 2007. Management intends to offset the eventual maturity of its Caller ID business by diversifying its client base and expanding the scope of marketing support services it renders to its clients by cross-selling its other services to existing clients. Additionally, the Company contacts previous purchasers of Caller ID products to promote newer enhanced Caller ID products.

Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped (including installment sales) or rentals are provided. Revenues are reduced for an estimate of product returns and allowances. This provision is calculated based on the Company's historical experience applied to current sales.

The largest component of the Company's expenses is its cost of revenues. This expense item includes the product costs of telecommunications equipment, depreciation on Caller ID rental equipment, the costs of labor associated with marketing support services for a particular client, telecommunications services costs, information technology support, materials and freight charges, and directly allocable facilities costs. Most of these costs are variable in nature. A second component of the Company's expenses includes selling, general and administrative ("SG&A") expenses. This expense item is comprised of labor and other costs associated with marketing, financial, human resources and administrative functions that are not allocable to specific client services, as well as bad debt expense. Bad debt expense represents a provision for installments and rentals that will be deemed uncollectible based on the Company's historical experience, as well as billing adjustments from telecommunications providers. SG&A expenses tend to be fixed in nature, with the exception of bad debt, which is related to revenues.


RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 1999 and 1998, respectively. The data has been prepared on the same basis as the annual financial statements. In the opinion of the Company's management, it reflects all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

 The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the financial statements.

                                                          Three Months
                                                          Ended March 31,
                                                       --------------------
                                                        1999          1998
                                                       ------        ------
Revenues, net .......................................  100.0%        100.0%
Cost of revenues.....................................   87.2          72.7
Gross profit.........................................   12.8          27.3
Selling, general and administrative expenses.........    3.6          15.2
Operating income ....................................    8.6          11.5
Interest expense ....................................    0.6           1.4
Income before income taxes...........................    8.1%         10.0%


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES. The Company's net revenues increased 198.3% to $67.3 million for the three months ended March 31, 1999 from $22.6 million for the three months ended March 31, 1998. Revenues increased primarily due to (1) a 171.4% increase in Caller ID units sold and fulfilled to 2.2 million units, and (2) an increase in the percentage of units sold to 46.9% of total unit volume versus 33.8% for the three months ended March 31, 1998. This was partially offset by a decrease in average per unit prices of Caller ID units. The Company's reserve for returns and allowances increased slightly in terms of dollars, but decreased as a percentage of revenues. The reserve was $2.0 million (8.7% of net revenues) for the three months ended March 31, 1998 compared to $2.1 million (3.2% of net revenues) for the three months ended March 31, 1999.

COST OF REVENUES. The Company's cost of revenues increased 257.8% to $58.7 million for the three months ended March 31, 1999 compared to $16.4 million for the three months ended March 31, 1998. Cost of revenues increased primarily due to an increase in cost of equipment associated with the increase in units sold by the Company.

GROSS PROFIT. For the three months ended March 31, 1999, the Company's gross profit increased 39.8% to $8.6 million as compared to $6.2 million for the three months ended March 31, 1998. The increase in gross profit was due primarily to the increase in revenue. Gross margins decreased to 12.8% of revenues from 27.3% of revenues, respectively. Gross margins declined for several reasons. First, for strategic reasons, the Company conducted a promotional program that resulted in $11.0 million in revenues and $11.0 million in cost of sales. The Company chose to conduct the program in order to strengthen its relationship with the client. In addition, gross margins were impacted by the increased percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth where the Company does not assume the bad debt risk, as described under "-Overview." Therefore it is able to charge lower unit prices and as a result, experiences lower gross margins. This decline is offset by lower bad debt expenses, which are included in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended March 31, 1999 decreased 28.8% to $2.4 million or 3.6% of revenues compared to $3.4 million or 15.2% of revenues for the three months ended March 31, 1998. The Company's bad debt expense was $417,000 (0.6% of net revenues) for the three months ended March 31, 1999 as compared to $1.7 million (7.6% of net revenues) for the three months ended March 31, 1998. The decrease in bad debt expense as a percentage of revenue is due primarily to the increasing percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth, which generally pay the Company directly for telecommunications equipment sold to end-users. The increase in other SG&A expenses is due to increased sales and marketing efforts and increased administrative costs to support the Company's growth.

INCOME TAXES. The Company's effective tax rates for the three months ended March 31, 1999 and 1998 were 39.5% and (2.6)%, respectively.
The effective tax rates are lower than statutory rates for the three months ended March 31, 1998 due to the amount of income attributable to the pass-through entities involved in the combination of the Company and related pass-through entities (the "Consolidation") at the same time as consummation of the initial public offering. The Company expects its effective tax rate in future periods to approximate the rate for the March 31, 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $274,000 at March 31, 1999. The Company maintains a $35.0 million revolving line of credit with a bank, maturing in May 2000, which was increased from $25.0 million in December 1998. The Company has received a commitment to increase the revolving line of credit to $40.0 million. The Company expects the increase in the line of credit to close during the second quarter of 1999. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At March 31, 1999, the interest rate on the line of credit was 5.94%, and the weighted average interest rate for the three months ended March 31, 1999 was 5.72%. At March 31, 1999, $31.6 million was outstanding under the line of credit.

During the three months ended March 31, 1999, the Company used $18.1 million in cash flow from operating activities compared to the generation of $2.3 million in cash flow from operating activities in the same period in 1998. The decrease in cash flow from operating activities in 1998 was due to higher working capital requirements resulting from increases in accounts receivable (principally installment receivables and receivables from Pacific Bell, Southwestern Bell and BellSouth) due to the increased sales volume and similar increases in inventory, offset by increased payables during the first three months of 1999 as compared to the same period in 1998.


During the three months ended March 31, 1999, net cash used in investing activities was $880,000 in 1999 as compared to $1.8 million in 1998. This decrease was primarily due to a decrease in the number of purchases of Caller ID units for rent plus reductions in the level of expenditures associated with the Company's computer and software additions to handle growth in business.

During the three months ended March 31, 1999, the net cash provided by financing activities was $15.9 million compared to $453,000 used in financing activities in the same period in 1998. This increase was primarily due to increased borrowings on its line of credit. The increased borrowings supported working capital requirements resulting from increases in accounts receivable due to the increased sales volume during the first three months of 1999 as compared to the same period in 1998.

The Company estimates that its cash and financing needs through 1999 will be met by cash flows from operations and its line of credit facility. However, any increase in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources. Any of these might require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities. These opportunities could include acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. Management believes that the Company's information technology ("IT") systems, including the existing systems and programs that will be replaced as a part of an upgrade of the Company's system architecture, and other non-IT systems are either Year 2000 compliant or will be compliant by June 30, 1999 after applying vendor supplied patches, or upgrades to these systems. The cost of the upgrades is expected to be approximately $ 120,000, approximately $70,000 of which has been incurred through April 1999. The Company does not anticipate additional material expenditures for Year 2000 compliance issues.

The Company's Year 2000 compliance efforts for both IT and non-IT systems include three major phases: (1) inventory all systems, assess whether there are any Year 2000 issues, and develop a compliance plan for all systems; (2) remediate any Year 2000 problems; (3) test systems subsequent to remediation. The chart below shows the estimated completion status of each of these phases expressed as a percentage of completion as of December 31, 1998:

                                Phase:          I        II      III
                                ------------------------------------
        IT Systems                             97%       75%     50%
        Non-IT Systems                        100%       95%     95%

The Company anticipates that the assessment and remediation phases will be complete as of June 30, 1999 and testing will continue into the third quarter of 1999.

The Company is in the process of obtaining documentation from its suppliers, clients, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect the Company. To date, no significant concerns have been identified. However, the Company cannot assure that Year 2000-related operating problems or expenses that will not arise with the Company's computer systems and software. The Company also cannot assure that Year 2000 problems in connection with the Company's interface with the computer systems and software of its suppliers, clients, financial institutions and others will not arise. Because such third-party systems or software may not be Year 2000 compliant, the Company is in the process of developing contingency plans to address Year 2000 failures of those entities with which the Company interfaces. The Company's contingency plans are being developed to address such issues as: (1) the inability of the Company to receive customer order information electronically from its major clients; and (2) the inability of one or more of the manufacturers of Caller ID products to produce due to that company's Year 2000 failure. If the first scenario were to happen, the Company would be required to receive and enter this information manually into its order processing system, which could increase the Company's labor costs. If the second scenario were to occur, the Company would be required to find alternate vendors and potentially incur additional costs to do so.
The Company could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial conditions

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in January 1999 and it did not have a material impact on its financial statements.


ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes its exposure to market rate fluctuations on its investments are immaterial due to the short-term nature of those investments. To the extent that the Company has borrowings outstanding under its credit facility, it has market risk relating to such amounts because interest rates under the credit facility are variable. Such exposure is immaterial due to the short-term nature of such borrowings. Currently, the Company has no plans to enter into any hedging arrangements with respect to such borrowings.



PART II

OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
    (a) 27.     Financial Data Schedule

    (b)         Reports on Form 8-K - There were no Form 8-K filings.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INNOTRAC CORPORATION
                                (Registrant)



    Date:  May 3, 1999         By:  /s/ Scott D. Dorfman
                                     Scott D. Dorfman
                                     President and Chief Executive Officer
                                     and Chairman of the Board


    Date:  May 3, 1999         By: /s/ John H. Nichols III
                                    John H. Nichols III
                                    Vice President and Chief Financial
                                    Officer and Secretary (Principal Financial
                                    Officer)