Form 10-Q
period 1999-06-30
INNOTRAC CORP
filed 1999-08-12
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from _____ to _____

                        Commission file number       000-23740
                                                --------------------

                              INNOTRAC CORPORATION
  ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                        58-1592285
  ------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification Number)


           6655 Sugarloaf Parkway         Duluth, Georgia         30097
         -----------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (678) 584-4000
                                                           -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes   X    No
                                                       -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at August 3, 1999
                                           -----------------------------

Common Stock at $.10 par value                 11,209,995 Shares

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
------------------------------

                              INNOTRAC CORPORATION
                                 BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                    (IN 000S)

                               ASSETS                         JUNE 30 1999            DECEMBER 31, 1998
                               ------                       ------------------        -----------------
                                                                (UNAUDITED)
Current assets:
      Cash and cash equivalents ......................            $    361                   $  3,379
      Accounts Receivable, net .......................              53,035                     44,354
      Inventories ....................................              29,218                     14,381
      Deferred tax assets ............................               1,157                      2,866
      Prepaid expenses and other current assets ......               1,855                      1,436
                                                                   -------                    -------
                Total current assets .................              85,626                     66,416
                                                                   -------                    -------

Property and equipment:
      Rental equipment ...............................               6,035                      6,891
      Computer, machinery and transportation equipment               6,362                      4,949
      Furniture, fixtures and leasehold improvements .               1,677                      1,390
                                                                   -------                    -------
                                                                    14,074                     13,230
      Less accumulated depreciation and amortization .               6,885                      5,767
                                                                   -------                    -------
                                                                     7,189                      7,463
                                                                   -------                    -------

Other assets, net ....................................                 427                        113
                                                                   -------                    -------
                                                                  $ 93,242                   $ 73,992
                                                                   =======                    =======


               LIABILITIES AND PARTNERS', MEMBERS',
                     AND SHAREHOLDERS' EQUITY                 JUNE 30, 1999           DECEMBER 31, 1998
               ------------------------------------         ------------------        -----------------
                                                                (UNAUDITED)

Current liabilities:
      Current portion of long-term debt .................         $     68                   $     68
      Line of credit ....................................           32,902                     15,736
      Accounts payable ..................................           11,929                      9,387
      Distributions payable .............................                0                         70
      Accrued expenses ..................................            5,461                     12,336
      Other .............................................            1,985                      1,966
                                                                   -------                    -------
                Total current liabilities ...............           52,345                     39,563
                                                                   -------                    -------

Total noncurrent liabilities ............................               52                        135
                                                                   -------                    -------
                Total liabilities .......................           52,397                     39,698
                                                                   -------                    -------

Partners', members' and shareholders' equity:
      Common stock ......................................              900                        900
      Additional paid-in capital ........................           24,838                     24,838
      Retained earnings .................................           15,107                      8,556
                                                                   -------                    -------
               Total shareholders' equity ...............           40,845                     34,294
                                                                   -------                    -------
               Total liabilities and shareholders' equity         $ 93,242                   $ 73,992
                                                                   =======                    =======



The accompanying condensed notes to financial statements are an integral part of these balance sheets

                                          INNOTRAC CORPORATION
                                           INCOME STATEMENTS
                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                              (UNAUDITED)

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                         -----------------------------           -----------------------------
                                                           1999                 1998               1999                 1998
                                                         ---------           ---------           ---------           ---------

Revenues, net .................................          $  57,496           $  36,346           $ 124,816           $  58,911
Cost of revenues ..............................             48,304              26,515             107,021              42,926
                                                         ---------           ---------           ---------           ---------
               Gross Profit ...................              9,192               9,831              17,795              15,985
                                                         ---------           ---------           ---------           ---------

Operating expenses:
       Selling, general and
           administrative expenses ............              2,916               5,103               5,357               8,531
       Depreciation and amortization ..........                407                 234                 786                 373
                                                         ---------           ---------           ---------           ---------
                Total operating expenses ......              3,323               5,337               6,143               8,904
                                                         ---------           ---------           ---------           ---------
Operating income ..............................              5,869               4,494              11,652               7,081
                                                         ---------           ---------           ---------           ---------

Other (income) expense:
       Interest expense, net ..................                472                 241                 845                 556
       Other ..................................               --                    32                 (20)                 38
                                                         ---------           ---------           ---------           ---------
                Total other expenses ..........                472                 273                 825                 594
                                                         ---------           ---------           ---------           ---------

Income before income taxes ....................              5,397               4,221              10,827               6,487
Income tax provision ..........................             (2,131)             (1,143)             (4,276)             (1,082)
                                                         ---------           ---------           ---------           ---------
                Net income ....................          $   3,266           $   3,078           $   6,551           $   5,405
                                                         =========           =========           =========           =========

                Proforma net income ...........          $   3,266           $   2,596           $   6,551           $   3,989
                                                         =========           =========           =========           =========

Proforma net income per share:
       Basic ..................................          $    0.36           $    0.33           $    0.73           $    0.54
                                                         =========           =========           =========           =========

       Diluted ................................          $    0.36           $    0.33           $    0.72           $    0.54
                                                         =========           =========           =========           =========

Shares used for computing net income per share:
       Basic ..................................              9,000               7,889               9,000               7,328
                                                         =========           =========           =========           =========

       Diluted ................................              9,170               7,922               9,144               7,345
                                                         =========           =========           =========           =========

The accompanying condensed notes to financial statements are an integral part of these statements

                                            INNOTRAC CORPORATION
                                           STATEMENT OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                                   1999              1998
                                                                                              ------------      -------------
Cash flows from operating activities:
      Net income ......................................................................        $    6,551         $    5,405
      Adjustments to reconcile net income to net cash (used in) provided by operating activities:
            Depreciation and amortization .............................................               786                373
            Depreciation-rental equipment .............................................             1,020              1,598
            Loss on disposal of rental equipment ......................................               302              1,035
            Deferred income taxes .....................................................             1,302                236
            (Increase) in accounts receivable .........................................            (8,681)           (16,973)
            (Increase) decrease in inventories ........................................           (14,837)               835
            (Increase) in prepaid expenses and other assets ...........................              (464)              (145)
            Increase in accounts payable ..............................................             2,542              6,043
            (Decrease) increase in accrued expenses ...................................            (6,875)             1,702
            Other .....................................................................                45                318
                                                                                                 --------           --------
                  Net cash (used in) provided by operating activities .................           (18,309)               427
                                                                                                 --------           --------

Cash flows from investing activities:
      Purchase of property and equipment ..............................................            (1,803)            (2,924)
                                                                                                 --------           --------
                  Net cash used in investing activities ...............................            (1,803)            (2,924)
                                                                                                 --------           --------

Cash flows from financing activities:
      Net borrowing (repayment) under lines of credit .................................            17,166             (6,330)
      Repayment of long-term debt .....................................................                (2)            (1,064)
      Repayment of subordinated debt ..................................................                 0             (3,500)
      Proceeds from initial public offering, net ......................................                 0             26,928
      Redemption of redeemable capital stock ..........................................                 0               (388)
      Distributions to shareholders, members and partners .............................               (70)            (9,647)
                                                                                                 --------           --------
                  Net cash (used in) provided by financing activities .................            17,094              5,999
                                                                                                 --------           --------

Net (decrease) increase  in cash and cash equivalents .................................            (3,018)             3,502
Cash and cash equivalents, beginning of period ........................................             3,379                554
                                                                                                 --------           --------
Cash and cash equivalents, end of period ..............................................        $      361         $    4,056
                                                                                                 ========           ========

Supplemental cash flow disclosures:
      Cash paid for interest ..........................................................        $      797         $      695
                                                                                                 ========           ========

      Cash paid for income taxes, net of refunds received .............................        $    2,955         $      528
                                                                                                 ========           ========

Non cash transactions:
      Accreted dividends on redeemable capital stock ..................................        $        0         $       34
                                                                                                 ========           ========

The accompanying condensed notes to financial statements are an integral part of these statements

                              INNOTRAC CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


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

2. On July 30, 1999, the Company completed a secondary offering of its common stock. The Company issued 2.2 million shares at a public offering price of $17.00 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $35.3 million. Additionally, certain shareholders sold an additional 675,000 shares in the same offering.

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

4. Basic earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method). The following table shows the computation of the number of shares outstanding:

                            Three Months Ended June 30,                         Six Months Ended June 30,
                           1999                     1998                      1999                       1998
                     ---------------         ---------------            ---------------            ---------------
Basic Shares               9,000                   7,889                      9,000                      7,328
Stock Options                170                      33                        144                         17
                     ---------------         ---------------            ---------------            ---------------
Diluted Shares             9,170                   7,922                      9,144                      7,345
                     ===============         ===============            ===============            ===============

ITEM 2 -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risks associated with oral contracts; risks associated with buying, warehousing and renting products to customers; risks of entering new lines of businesses; reliance on the telecommunications industry; ability to continue and manage growth; the impact of the trend toward outsourcing; dependence on labor force; risks associated with rapidly changing technology and the Company's conversion to new software; risks associated with competition; risks associated with fluctuations in operating and quarterly results; dependence on key personnel; risks associated with Year 2000 compliance; compliance with government regulation; control by management; difficulties of completing and integrating acquisitions and other factors discussed in Innotrac's S-1 Registration Statement, Commission File No. 333-79929 that is on file with the Securities and Exchange Commission.

OVERVIEW

Innotrac provides customized, technology-based marketing support and distribution services to large corporations that outsource these functions. Since 1994, we have focused on the telecommunications industry because of its high growth characteristics and increasing marketing needs. We provide marketing support services and distribution of Caller ID units, Caller ID telephones and other telecommunications products to BellSouth, Pacific Bell, Southwestern Bell and US West and their customers. Recently, we began providing services to customers of Ameritech Services Inc., Cincinnati Bell Inc. and Bell Atlantic Corporation.

In 1991, we initiated a fulfillment program to sell or rent Caller ID stand-alone devices to BellSouth customers. Customers paid us for these products by check or credit card. In 1993, we began billing the charges on BellSouth customers' telephone bills in interest-free installments. As part of that program, we acquired Caller ID and other telecommunications equipment from third party manufacturers, while assuming collections risk on customer payments. In November 1998, we entered into a new contract with BellSouth pursuant to which we continue to provide Caller ID hardware and other equipment, including corded and cordless telephones with built-in Caller ID, to BellSouth customers. We now bill BellSouth, rather than BellSouth customers, for these products.

Upon receipt of an order, we ship the product, track inventory levels and sales and marketing data and maintain call center operations to handle customer service and technical support. From time to time, rather than acquiring units and selling or leasing them to BellSouth customers, we distribute, for a fee, Caller ID hardware that BellSouth has purchased from various third-party manufacturers.

Under our programs with Southwestern Bell and Pacific Bell, like our new contract with BellSouth, we bill the respective telecommunications clients directly for the telecommunications units that are sold to their end users. The clients are then responsible for billing and collecting from their customers. As a result of this change in our payment model, unit prices and our gross margin are lower than historical levels (See "Results of Operations" "Revenue" and "Gross Profit" below). We generally experience lower bad debt expenses, which are included in selling, general and administrative expenses, because telecommunications clients, rather than their end user customers, pay us for the equipment. These lower expenses substantially offset the decline in gross margin. The change in our payment model has had little effect on our operating margin to date.

We have experienced significant growth in revenue in recent years. This growth stems primarily from growth in Caller ID market penetration and Innotrac's consultative selling with respect to product-based marketing support services. According to industry sources, market penetration of Caller ID services in the United States as of December 31, 1998 was approximately 30% and is expected to reach approximately 75% by 2007. BellSouth indicates that through the end of first quarter 1999 its Caller ID penetration was 38%. We believe that opportunities exist, for example, in the market areas served by Pacific Bell, where market penetration for Caller ID lags behind the national average because regulatory issues delayed the release of Caller ID. Caller ID equipment sales may eventually level off as the Caller ID market matures. We believe that by distributing other telecommunications products for existing customers, growing our telecommunications company client base and expanding customer distribution channels through e-commerce, we will be able to offset any eventual maturity in our Caller ID business.

The following table sets forth the percentage of total net revenues derived from services provided to each of the following clients for the years ended December 31, 1998, 1997 and 1996 and the six months ended June 30, 1999 and 1998. Percentages may not sum due to rounding.

                                     YEAR ENDED DECEMBER 31,                  SIX MONTHS ENDED JUNE 30,
                                ----------------------------------         ------------------------------
                                  1998        1997         1999                   1998         1996
                                --------   ---------    ----------          --------------  -------------
BellSouth ..............          59%          85%          34%                    82%          70%

Southwestern Bell.......          11           --           --                     26           --

Pacific Bell ...........          25            8            5                     33           24

US West ................           2            2            2                      4            2
                                --------   ---------    ----------          --------------  -------------
        Total...........          97%          95%          89%                    97%          96%
                                ========   =========    ==========          ==============  =============

The decline in revenues from BellSouth customers as a percentage of total revenues for the six months ended June 30, 1999 results from the diversification of our client base and the impact of the new pricing model with BellSouth.

Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped (including installment sales). Revenues are reduced for estimated product returns and allowances, which are based on our historical experience.

The largest component of our expenses is our cost of revenues, which includes:

     *   the product costs of telecommunications equipment,
     *   depreciation on Caller ID rental equipment,
     * the costs of labor associated with marketing support services for a particular client,
     *   telecommunications services costs,
     *   information technology support,
     *   materials and freight charges and
     *   directly allocable facilities costs.

Most of these costs are variable in nature.

A second component of our expenses includes selling, general and administrative, or SG&A, expenses. This expense item is comprised of (1) financial, human resources, administrative and marketing functions that are not allocable to specific client services and (2) bad debt expense.

Bad debt expense represents a provision for installments and rentals that will be deemed uncollectible based on Innotrac's historical experience, as well as billing adjustments from telecommunications providers. SG&A expenses tend to be fixed in nature, with the exception of bad debt expense, which is related to revenues.

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months and six months ended June 30, 1999 and 1998, respectively. The data has been prepared on the same basis as the annual financial statements. In the opinion of the Company's management, it reflects all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period. The rounded percentages below are calculated using the detailed information contained in the financial statements in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the financial statements included in Item 1 of this filing.

                                                            Three Months                   Six Months
                                                           Ended June 30                  Ended June 30
                                                           -------------                  -------------
                                                        1999           1998           1999           1998
                                                        ----           ----           ----           ----
Cost of revenues ................................       84.0%          73.0%          85.7%          72.9%
Gross profit ....................................       16.0           27.0           14.3           27.1
Selling, general and administrative expenses.....        5.1           14.0            4.3           14.5
Operating income ................................       10.2           12.4            9.3           12.0
Interest expense ................................        0.8            0.7            0.7            1.0
Income before income taxes ......................        9.4%          11.6%           8.7%          11.0%

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Net revenues increased 58.2% to $57.5 million for the three months ended June 30, 1999 from $36.3 million for the three months ended June 30, 1998. The increase in revenue was primarily due to a 114.4% increase in Caller ID units distributed to 1.4 million units, which included a 65.5% increase in units sold over the same period in 1998. For the three months ended June 30, 1999 the percentage of units sold was 59.5% versus 77.2% for the same period in 1998. The percentage of units fulfilled for promotional giveaway programs for which we are paid a fee was 40.5% versus 22.8% for the same period in 1998, due to an increase in promotional giveaway programs by certain clients. Net revenues was partially offset by a decrease in average per unit prices of Caller ID units due to the impact of our new pricing model where we reduced unit prices to reflect the low credit risks as described above in the "Overview". Our reserve for returns and allowances decreased from $3.6 million (9.9% of net revenues) for the three months ended June 30, 1998 to $2.0 million (3.5% of net revenues) for the three months ended June 30, 1999.

COST OF REVENUES. Cost of revenues increased 82.2% to $48.3 million for the three months ended June 30, 1999 compared to $26.5 million for the three months ended June 30, 1998. Cost of revenues increased primarily due to an increase in cost of equipment associated with the increase in units we sold.

GROSS PROFIT. Gross profit for the three months ended June 30, 1999 decreased 6.5% to $9.2 million compared to $9.8 million for the three months ended June 30, 1998 and gross margin decreased from 27.0% of revenues to 16.0% of revenues, respectively. The decrease in gross profit and gross margin was primarily due to the increased percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth where the Company does not assume the bad debt risk, as described under "-Overview." Therefore it is able to charge lower unit prices and, as a result, experiences lower gross margins. This decline is offset by lower bad debt expense, which is included in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended June 30, 1999 decreased 42.8% from $5.1 million or 14.0% of revenues compared to $2.9 million or 5.1% of revenues for the three months ended June 30, 1998. The Company's bad debt expense was $712,000 (1.2% of net revenues) for the three months ended June 30, 1999 as compared to $3.2 million (8.7% of net revenues) for the three months ended June 30, 1998. The decrease in bad debt expense as a percentage of revenue is due primarily to the increasing percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth, which generally pay the Company directly for telecommunications equipment sold to end-users. The increase in other SG&A expenses is due to increased sales and marketing efforts and increased administrative costs to support the Company's growth.

INCOME TAXES. Our effective tax rates for the three months ended June 30, 1999 and 1998 were 39.5% and 27.1%, respectively. The effective tax rates are lower than statutory rates for the three months ended June 30, 1998 due to the amount of income attributable to the pass-through entities involved in the combination of Innotrac and related pass-through entities at the same time as consummation of our initial public offering in May 1998. We expect our effective tax rate in future periods to approximate the level for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED 1998

REVENUES. Net revenues increased 111.9% to $124.8 million for the six months ended June 30, 1999 from $58.9 million for the six months ended June 30,1998. Consistent with the quarter's results, the increase in revenue was due primarily to increased Caller ID volume. Total Caller ID units sold and fulfilled during the first half of 1999 increased 149.2% to 3.7 million units from 1.5 million units for the first six months of 1998. The percentage of units sold was 51.1% versus 53.7% for the six months ended June 30, 1999 and 1998, respectively. The percentage of units fulfilled for promotional giveaway programs for which we are paid a fee was 48.9% versus 46.3% for the same period in 1998, due to an increase in promotional giveaway programs by certain clients. The increase in unit volume was partially offset by a decrease in average per unit price of Caller ID units due to the impact of the new pricing model where we have reduced our unit prices to reflect the lower credit risk as described above in the "Overview". The Company's reserve for returns and allowances decreased from $5.5 million (9.4% of net revenues) for the six months ended June 30, 1998 to $4.2 million (3.3% of net revenues) for the six months ended June 30, 1999.

COST OF REVENUES. Cost of revenues increased 149.3% to $107.0 million for the six months ended June 30, 1999 compared to $42.9 million for the six months ended June 30, 1998. This increase was due to increased unit volume described above.

GROSS PROFIT. Gross profit for the six months ended June 30, 1999 increased 11.3% to $17.8 million or 14.3% of revenues as compared to $16.0 million or 27.3% of revenues for the six months ended June 30, 1998. The increase in gross profit was due primarily to the increase in revenue. Gross margins declined for several reasons. First, for strategic reasons, in the first quarter the Company conducted a promotional program that resulted in $11.0 million in revenues and $11.0 million in cost of sales. The Company chose to conduct the program in order to strengthen its relationship with the client. In addition, gross margins were impacted by the increased percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth where the Company does not assume the bad debt risk, as described under "-Overview." Therefore it is able to charge lower unit prices and as a result, experiences lower gross margins. This decline is offset by lower bad debt expense, which is included in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the six months ended June 30, 1999 were $5.4 million or 4.3% of revenues compared to $8.5 million or 14.5% of revenues for the six months ended June 30, 1998. The Company's bad debt expense was $1.1 million (0.9% of net revenues) for the six months ended June 30, 1999 as compared to $4.9 million (8.3% of net revenues) for the six months ended June 30, 1998. Consistent with the results for the quarter, the decrease in bad debt expense as a percentage of revenue is due primarily to the increasing percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth, which generally pay the Company directly for telecommunications equipment sold to end-users. The increase in other selling, general and administrative expenses is due to increased sales and marketing efforts and increased administrative costs to support the Company's growth.

INCOME TAXES. Our effective tax rates for the six months ended June 30, 1999 and 1998 were 39.5% and 16.7%, respectively. The effective tax rates are lower than statutory rates for the six months ended June 30, 1998 due to the amount of income attributable to the pass-through entities involved in the combination of Innotrac and related pass-through entites at the same time as consummation of our initial public offering in May 1998. We expect our effective tax rate in future periods to approximate the level for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations and capital expenditures primarily through cash flow from operations, borrowings from banks, and, from time to time, offerings of equity and debt. We had cash and cash equivalents of approximately $361,000 at June 30, 1999. We maintain a $40.0 million revolving line of credit with a bank, maturing in June 2002, which was increased from $35.0 million in April 1999. Borrowings under the line of credit bear interest at our option at the bank's base rate, as adjusted from time to time, or LIBOR, subject to adjustment in certain circumstances at the lender's option, plus up to 200 basis points. At June 30, 1999, the interest rate on the line of credit was 6.25%, and the weighted average interest rate for the six months ended June 30, 1999 was 6.24%. At June 30, 1999, $32.9 million was outstanding under the line of credit. In June, we entered into a lease for a new call center and distribution facility. As a result of that lease, rental expense will increase approximately $550,000 a year through 2004.

During the six months ended June 30, 1999, the Company used $18.3 million in cash flow from operating activities compared to the generation of $427,000 in cash flow from operating activities in the same period in 1998. The decrease in cash flow from operating activities in 1998 was due to higher working capital requirements resulting from increases in accounts receivable (principally receivables from Pacific Bell, Southwestern Bell and BellSouth) due to the increased sales volume and similar increases in inventory, offset by increased payables during the first six months of 1999 as compared to the same period in 1998.

During the six months ended June 30, 1999, net cash used in investing activities was $1.8 million in 1999 as compared to $2.9 million in 1998. This decrease was primarily due to a decrease in the number of purchases of Caller ID units for rent plus reductions in the level of expenditures associated with the Company's computer and software additions to handle growth in business.

During the six months ended June 30, 1999, the net cash provided by financing activities was $17.1 million compared to $6.0 million used in financing activities in the same period in 1998. This increase was primarily due to increased borrowings on its line of credit. The increased borrowings supported working capital requirements resulting from increases in accounts receivable due to the increased sales volume and similar increases in inventory during the first six months of 1999 as compared to the same period in 1998. In July 1999, we completed a public offering of 2.2 million shares (the "July Offering") of common stock for net proceeds of approximately $35.3 million. The proceeds of this offering will principally be used to reduce borrowings outstanding under our line of credit facility.

We estimate that our cash and financing needs through 1999 will be met by cash flows from operations, proceeds from the July Offering, and our line of credit facility. However, any increase in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources. Any of these might require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities. These opportunities could include acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

The efficient operation of our business is dependent in part on our computer software programs and operating systems. These programs and systems are used in inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. Management believes that our information technology, or IT, systems, and other non-IT systems are either Year 2000 compliant or substantially compliant. The cost of the upgrades is expected to be approximately $120,000, approximately $110,000 of which has been incurred through July 1999. We do not anticipate additional material expenditures for Year 2000 compliance issues.

Our Year 2000 compliance efforts for both IT and non-IT systems include three major phases: (1) inventory all systems, assess whether there are any Year 2000 issues and develop a compliance plan for all systems; (2) remediate any Year 2000 problems and (3) test systems subsequent to remediation. The chart below shows the estimated completion status of each of these phases expressed as a percentage of completion as of June 30, 1999:

    PHASE:                             I                  II                 III
    -----                             ----                ---                ---

    IT Systems.................        97%                95%                50%
    Non-IT Systems.............       100%                95%                95%

The assessment phase and the remediation phase is substantially complete and testing will continue into the third quarter of 1999.

We are in the process of obtaining documentation from our suppliers, clients, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect us. To date, no significant concerns have been identified; however, there is a risk that Year 2000-related operating problems or expenses will arise with our computer systems and software or in connection with our interface with the computer systems and software of our suppliers, clients, financial institutions and others. Because these third-party systems or software may not be Year 2000 compliant, we are in the process of developing contingency plans to address Year 2000 failures of these entities with which we interface. Our contingency plans are being developed to address issues like: (1) the inability to receive customer order information electronically from our major clients and (2) the inability of one or more of the manufacturers of the Caller ID products we sell to produce products due to that company's Year 2000 failure. If the first scenario were to happen, we would be required to receive and enter this information manually into our order processing system, which could increase our labor costs. If the second scenario were to occur, we would be required to find alternate vendors and potentially incur additional costs to do so. We could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal year). This statement establishes accounting and reporting standards for derivative instruments--including certain derivative instruments embedded in other contracts--and for hedging activities. Adoption of this statement is not expected to have a material impact on our financial statements.

In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. Innotrac adopted this statement in January 1999, and it did not have a material impact on the financial statements.

Item 3 - Quantitative and Qualitative Disclosure About Market Risks

We believe our exposure to market risks is immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. To the extent that we have borrowings outstanding under our credit facility, we have market risk relating to the amounts of our borrowings because interest rates under the credit facility are variable. Our exposure is immaterial due to the short-term nature of these borrowings.


PART II

OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 11, 1999 the Company held its annual meeting of shareholders. A quorum of 8,737,572 out of 8,999,995 shares eligible to be voted (97%) were represented at the meeting either in person or in proxy. The purpose of the meeting was to re-elect two directors whose terms expired in 1999. At the meeting, Messrs. Larry C. Hanger and Bruce V. Benator were both re-elected for a three-year term, which expires 2002. For both nominees, the number of votes cast in favor was 8,735,272, against or withheld was 2,300, and the number of abstentions and broker non-votes was zero.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
          (a)    27.    Financial Data Schedule (for SEC use only)

          (b)    Reports on Form 8-K - There were no Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INNOTRAC CORPORATION
                                              ---------------------------
                                              (Registrant)



Date:  August 12, 1999                        By:  /s/ Scott D. Dorfman
                                              Scott D. Dorfman
                                              President and Chief Executive
                                              Officer and Chairman of the Board


Date:  August 12, 1999                        By: /s/ John H. Nichols III
                                              John H. Nichols III
                                              Senior Vice President, Chief
                                              Financial Officer and Secretary
                                              (Principal Financial Officer)