Form 10-Q
period 1999-09-30
INNOTRAC CORP
filed 1999-11-09
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from to

                        Commission file number 000-23740

                              INNOTRAC CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  GEORGIA                                    58-1592285
      -------------------------------                    ---------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)


                  6655 SUGARLOAF PARKWAY     DULUTH, GEORGIA   30097
                --------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000
                                                          ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding At October 3, 1999
                                         ------------------------------

Common Stock at $.10 par value                11,209,995 Shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                            INNOTRAC CORPORATION
                                               BALANCE SHEETS
                               AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                  (IN 000S)

                                   ASSETS                             September 30, 1999  December 31, 1998
                                   ------                             ------------------  -----------------
                                                                         (Unaudited)
Current assets:
      Cash and cash equivalents ..................................          $    575          $ 3,379
      Accounts receivable, net ...................................            65,436           44,354
      Inventories ................................................            40,953           14,381
      Deferred tax assets ........................................               958            2,866
      Prepaid expenses and other current assets ..................               856            1,436
                                                                            --------          -------
                Total current assets .............................           108,778           66,416
                                                                            --------          -------

Property and equipment:
      Rental equipment ...........................................             5,567            6,891
      Computer, machinery and transportation equipment ...........             7,595            4,949
      Furniture, fixtures and leasehold improvements .............             2,434            1,390
                                                                            --------          -------
                                                                              15,596           13,230
      Less accumulated depreciation and amortization .............             7,331            5,767
                                                                            --------          -------
                                                                               8,265            7,463
                                                                            --------          -------

Other assets, net ................................................               427              113
                                                                            --------          -------
                                                                            $117,470          $73,992
                                                                            ========          =======


                    LIABILITIES AND PARTNERS', MEMBERS',
                             AND SHAREHOLDERS' EQUITY                 September 30, 1999  December 31, 1998
                    ------------------------------------              ------------------  -----------------
                                                                         (Unaudited)


Current liabilities:
      Current portion of long-term debt .................                   $      8          $    68
      Line of credit ....................................                     13,081           15,736
      Accounts payable ..................................                     19,594            9,387
      Distributions payable .............................                          0               70
      Accrued expenses ..................................                      5,266           12,336
      Other .............................................                      1,125            1,966
                                                                            --------          -------
                Total current liabilities ...............                     39,074           39,563
                                                                            --------          -------

Noncurrent liabilities ..................................                         64              135
                                                                            --------          -------
                Total liabilities .......................                     39,138           39,698
                                                                            --------          -------

Partners', members' and shareholders' equity:
      Common stock ......................................                      1,121              900
      Additional paid-in capital ........................                     59,801           24,838
      Retained earnings .................................                     17,410            8,556
                                                                            --------          -------
               Total shareholders' equity ...............                     78,332           34,294
                                                                            --------          -------
               Total liabilities and shareholders' equity                   $117,470          $73,992
                                                                            ========          =======

    The accompanying condensed notes to financial statements are an integral part of these balance sheets

                                                 INNOTRAC CORPORATION
                                                   INCOME STATEMENTS
                            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                      (UNAUDITED)


                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                          1999              1998           1999             1998
                                                          ----              ----           ----             ----
Revenues, net .................................        $ 51,661         $ 35,233        $ 176,477       $ 94,143
Cost of revenues ..............................          43,901           27,533          150,923         70,460
                                                       --------         --------        ---------       --------
               Gross Profit ...................           7,760            7,700           25,554         23,683
                                                       --------         --------        ---------       --------

Operating expenses:
       Selling, general and
           administrative expenses ............           3,261            3,801            8,617         12,332
       Depreciation and amortization ..........             424              230            1,210            603
                                                       --------         --------        ---------       --------
                Total operating expenses ......           3,685            4,031            9,827         12,935
                                                       --------         --------        ---------       --------
Operating income ..............................           4,075            3,669           15,727         10,748
                                                       --------         --------        ---------       --------

Other (income) expense:
       Interest expense, net ..................             270               90            1,115            663
       Other ..................................            --                 (1)             (20)            20
                                                       --------         --------        ---------       --------
                Total other expenses ..........             270               89            1,095            683
                                                       --------         --------        ---------       --------

Income before income taxes ....................           3,805            3,580           14,632         10,065
Income tax provision ..........................          (1,502)          (1,411)          (5,778)        (2,493)
                                                       --------         --------        ---------       --------
                Net income ....................        $  2,303         $  2,169        $   8,854       $  7,572
                                                       ========         ========        =========       ========

                Proforma net income ...........        $  2,303         $  2,169        $   8,854       $  6,098
                                                       ========         ========        =========       ========

Proforma net income per share:
       Basic ..................................        $   0.22         $   0.24        $    0.94       $   0.78
                                                       ========         ========        =========       ========

       Diluted ................................        $   0.22         $   0.24        $    0.92       $   0.78
                                                       ========         ========        =========       ========

Shares used for computing net income per share:
       Basic ..................................          10,392            9,000           9,419          7,800
                                                       ========         ========        =========       ========

       Diluted ................................          10,583            9,011            9,577          7,816
                                                       ========         ========        =========       ========

        The accompanying condensed notes to financial statements are an integral part of these statements.

                                                   INNOTRAC CORPORATION
                                                  STATEMENT OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                        (UNAUDITED)


                                                                                                1999               1998
                                                                                                ----               ----
Cash flows from operating activities:
      Net income ..................................................................          $  8,854           $  7,572
      Adjustments to reconcile net income to net cash used in operating activities:
            Depreciation and amortization .........................................             1,210                603
            Depreciation-rental equipment .........................................             1,434              2,300
            Loss on disposal of rental equipment ..................................               412              1,560
            Deferred income taxes .................................................             1,487                568
            Increase in accounts receivable .......................................           (21,082)           (20,862)
            Increase in inventories ...............................................           (26,572)            (2,382)
            Decrease (increase) in prepaid expenses and other assets ..............               534               (483)
            Increase in accounts payable ..........................................            10,207              5,072
            (Decrease) increase in accrued expenses ...............................            (7,070)             1,605
            Other .................................................................              (803)               668
                                                                                             --------           --------
                  Net cash used in by operating activities ........................           (31,389)            (3,779)
                                                                                             --------           --------

Cash flows from investing activities:
      Purchase of property and equipment ..........................................            (3,811)            (3,635)
                                                                                             --------           --------
                  Net cash used in investing activities ...........................            (3,811)            (3,635)
                                                                                             --------           --------

Cash flows from financing activities:
      Net repayment under lines of credit .........................................            (2,655)              (144)
      Repayment of long-term debt .................................................               (63)            (1,066)
      Repayment of subordinated debt ..............................................                 0             (3,500)
      Proceeds from common stock offering, net ....................................            35,064             26,743
      Proceeds from excerised stock options .......................................               120                  0
      Redemption of redeemable capital stock ......................................                 0               (388)
      Distributions to shareholders, members and partners .........................               (70)           (10,729)
                                                                                             --------           --------
                  Net cash provided by financing activities .......................            32,396             10,916
                                                                                             --------           --------

Net (decrease) increase  in cash and cash equivalents .............................            (2,804)             3,502
Cash and cash equivalents, beginning of period ....................................             3,379                554
                                                                                             --------           --------
Cash and cash equivalents, end of period ..........................................          $    575           $  4,056
                                                                                             ========           ========

Supplemental cash flow disclosures:
      Cash paid for interest ......................................................          $  1,173           $    774
                                                                                             ========           ========

      Cash paid for income taxes, net of refunds received .........................          $  5,132           $  1,257
                                                                                             ========           ========

Non cash transactions:
      Accreted dividends on redeemable capital stock ..............................          $      0           $     48
                                                                                             ========           ========

        The accompanying condensed notes to financial statements are an integral part of these statements

                              INNOTRAC CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


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

2. On July 30, 1999, the Company completed a secondary offering of its common stock. The Company issued 2.2 million shares at a public offering price of $17.00 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $35.1 million. Additionally, certain shareholders sold an additional 675,000 shares in the same offering. Proceeds from the offering were used to pay down borrowings under the Company's line of credit facility.

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

4. Basic earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method). The following table shows the computation of the number of shares outstanding:

                            Three Months Ended September 30,   Nine Months Ended September 30,
                                  1999            1998              1999           1998
                                  ----            ----              ----           ----
         Basic Shares            10,392          9,000             9,419          7,800
         Stock Options              191             11               158             16
                                 ------          -----             -----          -----
         Diluted Shares          10,583          9,011             9,577          7,816
                                 ======          =====             =====          =====

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

Upon receipt of an order, we ship the product, track inventory levels and sales and marketing data and maintain call center operations to handle customer service and technical support. From time to time, rather than acquiring units and selling or leasing them to BellSouth customers, we distribute, for a fee, Caller ID hardware that BellSouth or other clients have purchased from various third-party manufacturers.

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

The following table sets forth the percentage of total net revenues derived from services provided to each of the following clients for the years ended December 31, 1998, 1997 and 1996 and the nine months ended September 30, 1999 and 1998. Percentages may not sum due to rounding.

                                                                 Nine Months Ended
                             Year Ended December 31,                September 30,
                          ------------------------------        ------------------
                          1998         1997         1996         1999         1998
                          ----         ----         ----         ----         ----
BellSouth .......          59%          85%          82%          36%          67
Pacific Bell ....          25            8            5           32           18
Southwestern Bell          11           --           --           21            7
US West .........           2            2            2            4            2
Bell Atlantic ...          --           --           --            3           --
Ameritech .......          --           --           --            1           --
                          ----         ----         ----         ----         ----

            Total          97%          95%          89%          97%          97%
                          ====         ====         ====         ====         ====

The decline in revenues from BellSouth customers as a percentage of total revenues for the nine months ended September 30, 1999 results from the diversification of our client base, increased revenue from Pacific Bell and Southwestern Bell and the impact of the new pricing model with BellSouth.

Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped (including installment sales). Revenues are reduced for estimated product returns and allowances, which are based on our historical experience.

The largest component of our expenses is our cost of revenues, which includes:

*     the product costs of telecommunications equipment,
*     depreciation on Caller ID rental equipment,
* the costs of labor associated with marketing support services for a particular client,
*     telecommunications  services costs (including call center support),
*     information  technology  support,
*     materials and freight charges and
*     directly allocable facilities costs.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months and nine months ended September 30, 1999 and 1998, respectively. The data has been prepared on the same basis as the annual financial statements. In the opinion of the Company's management, it reflects all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period. The rounded percentages below are calculated using the detailed information contained in the financial statements in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the financial statements included in Item 1 of this filing.

                                                           Three Months                   Nine Months
                                                        Ended September 30             Ended September 30
                                                        ------------------             ------------------
                                                        1999          1998            1999          1998
                                                        ----          ----            ----          ----

Cost of revenues ...........................            85.0%         78.1            85.5%         74.8%
Gross profit ...............................            15.0          21.9            14.5           25.2
Selling, general and administrative expenses             6.3          10.8             4.9           13.1
Operating income ...........................             7.9          10.4             8.9           11.4
Interest expense ...........................             0.5           0.3             0.6            0.7
Income before income taxes .................             7.4%         10.2%            8.3%          10.7%

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Net revenues increased 46.6% to $51.7 million for the three months ended September 30, 1999 from $35.2 million for the three months ended September 30, 1998. The increase in revenue was primarily due to a 98.4% increase in Caller ID units distributed to 1.2 million units, which included a 152.9% increase in units sold over the same period in 1998. For the three months ended September 30, 1999 the percentage of units sold was 79.4% versus 62.2% for the same period in 1998. The percentage of units fulfilled for promotional giveaway programs for which we are paid a fee was 20.6% versus 37.8% for the same period in 1998, due to an increase in promotional sales programs by certain clients. Net revenues was partially offset by a decrease in average per unit prices of Caller ID units due to the impact of our new pricing model where we reduced unit prices to reflect the lower credit risks as described above in the "Overview". A dispute between BellSouth and U.S. Electronics, Inc., a third party vendor of Caller ID equipment and caller ID telephones, has resulted in a lawsuit filed by BellSouth against the vendor on October 22, 1999. The Company believes that the dispute could result in a decrease in the number of Caller ID promotional programs that the Company undertakes for BellSouth during the fourth quarter and possibly beyond. The Company cannot estimate the impact of any such decrease in promotional programs on its net revenues. Our reserve for returns and allowances decreased from $3.1 million (8.8% of net revenues) for the three months ended September 30, 1998 to $2.4 million (4.6% of net revenues) for the three months ended September 30, 1999.

COST OF REVENUES. Cost of revenues increased 59.4% to $43.9 million for the three months ended September 30, 1999 compared to $27.5 million for the three months ended September 30, 1998. During the three months ended September 30, 1999, the Company opened a new call center in Pueblo, Colorado. The impact of the new call center was an increase in cost of revenues by approximately $900,000. Cost of revenues increased primarily due to an increase in cost of equipment associated with the increase in units we sold and the impact of the new call center in Pueblo, Colorado.

GROSS PROFIT. Gross profit for the three months ended September 30, 1999 increased 0.8% to $7.8 million compared to $7.7 million for the three months ended September 30, 1998, and gross margin decreased from 21.9% of revenues to 15.0% of revenues, respectively. The decrease in gross profit and gross margin was primarily due to the increased percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth where the Company does not assume the bad debt risk, as described under "-Overview." Therefore it is able to charge lower unit prices and, as a result, experiences lower gross margins. This decline is offset by lower bad debt expense, which is included in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended September 30, 1999 decreased 8.6% to $3.3 million or 6.3% of revenues from $3.8 million or 10.8% of revenues for the three months ended September 30, 1998. The Company's bad debt expense was $1.1 million (2.1% of net revenues) for the three months ended September 30, 1999 as compared to $2.1 million (6.0% of net revenues) for the three months ended September 30, 1998. The decrease in bad debt expense as a percentage of revenue is due primarily to the increasing percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth, which generally pay the Company directly for telecommunications equipment sold to end-users. The increase in other SG&A expenses is due to increased sales and marketing efforts and increased administrative costs to support the Company's growth.

INCOME TAXES. Our effective tax rates for the three months ended September 30, 1999 and 1998 were 39.5% and 39.4%, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED 1998


REVENUES. Net revenues increased 87.5% to $176.5 million for the nine months ended September 30, 1999 from $94.1 million for the nine months ended September 30,1998. Consistent with the quarter's results, the increase in revenue was due primarily to increased Caller ID volume. Total Caller ID units sold and fulfilled during the nine months ended September 30, 1999 increased 134.2% to
4.9 million units from 2.1 million units for the nine months ended September 30, 1998. The percentage of units sold was 58.1% versus 56.1% for the nine months ended September 30, 1999 and 1998, respectively. The percentage of units fulfilled for promotional giveaway programs for which we are paid a fee was 41.9% versus 43.9% for the same period in 1998, due to an increase in promotional sales programs by certain clients. The increase in unit volume was partially offset by a decrease in the average per unit price of Caller ID units due to the impact of the new pricing model where we have reduced our unit prices to reflect the lower credit risk as described above in the "Overview". The Company's reserve for returns and allowances decreased from $8.6 million (9.2% of net revenues) for the nine months ended September 30, 1998 to $6.5 million (3.7% of net revenues) for the nine months ended September 30, 1999.

COST OF REVENUES. Cost of revenues increased 114.2% to $150.9 million for the nine months ended September 30, 1999 compared to $70.5 million for the nine months ended September 30, 1998. During the three months ended September 30, 1999, the Company opened a new call center in Pueblo, Colorado. The impact of the new call center was an increase in cost of revenues by approximately $900,000. This increase was due to increased unit volume described above plus the opening of the new call center in Pueblo, Colorado.

GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 increased 7.9% to $25.6 million or 14.5% of revenues as compared to $23.7 million or 25.2% of revenues for the nine months ended September 30, 1998. The increase in gross profit was due primarily to the increase in revenue. Gross margins declined for several reasons. First, for strategic reasons, in the first quarter the Company conducted a promotional program that resulted in $11.0 million in revenues and $11.0 million in cost of sales. The Company chose to conduct the program in order to strengthen its relationship with the client. In addition, gross margins were impacted by the increased percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth where the Company does not assume the bad debt risk, as described under "-Overview." Therefore it is able to charge lower unit prices and as a result, experiences lower gross margins. This decline is offset by lower bad debt expense, which is included in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the nine months ended September 30, 1999 were $8.6 million or 4.9% of revenues compared to $12.3 million or 13.1% of revenues for the nine months ended September 30, 1998. The Company's bad debt expense was $2.2 million (1.3% of net revenues) for the nine months ended September 30, 1999 as compared to $7.0 million (7.4% of net revenues) for the nine months ended September 30, 1998. Consistent with the results for the quarter, the decrease in bad debt expense as a percentage of revenue is due primarily to the increasing percentage of business derived from Southwestern Bell, Pacific Bell and BellSouth, which generally pay the Company directly for telecommunications equipment sold to end-users. The increase in other selling, general and administrative expenses is due to increased sales and marketing efforts and increased administrative costs to support the Company's growth.

INCOME TAXES. Our effective tax rates for the nine months ended September 30, 1999 and 1998 were 39.5% and 24.8%, respectively. The effective tax rates are lower than statutory rates for the nine months ended September 30, 1998 due to the amount of income attributable to the pass-through entities involved in the combination of Innotrac and related pass-through entites at the same time as consummation of our initial public offering in May 1998. We expect our effective tax rate in future periods to approximate the level for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations and capital expenditures primarily through cash flow from operations, borrowings from banks, and, from time to time, offerings of equity and debt. We had cash and cash equivalents of approximately $575,000 at September 30, 1999. We maintain a $40.0 million revolving line of credit with a bank, maturing in June 2002, which was increased from $35.0 million in April 1999. Borrowings under the line of credit bear interest at our option at the bank's base rate, as adjusted from time to time, or LIBOR, subject to adjustment in certain circumstances at the lender's option, plus up to 200 basis points. At September 30, 1999, the interest rate on the line of credit was 6.25%, and the weighted average interest rate for the nine months ended September 30, 1999 was 6.09%. At September 30, 1999, $13.1 million was outstanding under the line of credit. In June, we entered into a lease for a new call center and distribution facility. As a result of that lease, rental expense will increase approximately $550,000 a year through 2004 beginning with the current quarter.

During the nine months ended September 30, 1999, the Company used $31.4 million in cash flow from operating activities compared to the use of $3.8 million in cash flow from operating activities in the same period in 1998. The decrease in cash flow from operating activities in 1998 was due to higher working capital requirements resulting from increases in accounts receivable (principally receivables from Pacific Bell, Southwestern Bell and BellSouth) due to the increased sales volume and similar increases in inventory, offset by increased payables during the first nine months of 1999 as compared to the same period in 1998.

During the nine months ended September 30, 1999, net cash used in investing activities was $3.8 million in 1999 as compared to $3.6 million in 1998. This decrease was primarily due to a decrease in the number of purchases of Caller ID units for rent plus reductions in the level of expenditures associated with the Company's computer and software additions to handle growth in business.

During the nine months ended September 30, 1999, the net cash provided by financing activities was $32.4 million compared to $10.9 million in the same period in 1998. This increase was primarily due to a public offering completed in July 1999 of 2.2 million shares (the "July Offering") of common stock for net proceeds of approximately $35.1 million. The increased equity supported working capital requirements resulting from increases in accounts receivable due to the increased sales volume and similar increases in inventory during the first nine months of 1999 as compared to the same period in 1998. The proceeds of this offering was principally used to reduce borrowings outstanding under our line of credit facility.

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

YEAR 2000 COMPLIANCE

The efficient operation of our business is dependent in part on our computer software programs and operating systems. These programs and systems are used in inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. Management believes that our information technology, or IT, systems, and other non-IT systems are either Year 2000 compliant or substantially compliant. The cost of the upgrades is expected to be approximately $120,000, approximately $110,000 of which has been incurred through October 1999. We do not anticipate additional material expenditures for Year 2000 compliance issues.

Our Year 2000 compliance efforts for both IT and non-IT systems include three major phases: (1) inventory all systems, assess whether there are any Year 2000 issues and develop a compliance plan for all systems; (2) remediate any Year 2000 problems and (3) test systems subsequent to remediation. The chart below shows the estimated completion status of each of these phases expressed as a percentage of completion as of September 30, 1999:

          PHASE:                                             I                  II                 III
          ------                                             -                  --                 ---

          IT Systems.................................       100%                99%                95%
          Non-IT Systems.............................       100%               100%               100%

While the remediation phase and the testing phase are substantially complete, we intend to continue to test for any potential unidentified Year 2000 issues of which we may not be currently aware through the remainder of 1999.

We are in the process of obtaining documentation from our suppliers, clients, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect us. We have obtained documentation from most of the entities we have contacted and, to date, no significant concerns have been identified. However, there is a risk that Year 2000-related operating problems or expenses will arise with our computer systems and software or in connection with our interface with the computer systems and software of our suppliers, clients, financial institutions and others. Because these third-party systems or software may not be Year 2000 compliant, we are in the process of developing contingency plans to address Year 2000 failures of these entities with which we interface. Our contingency plans are being developed to address issues like: (1) the inability to receive customer order information electronically from our major clients and (2) the inability of one or more of the manufacturers of the Caller ID products we sell to produce products due to that company's Year 2000 failure. If the first scenario were to happen, we would be required to receive and enter this information manually into our order processing system, which could increase our labor costs. If the second scenario were to occur, we would be required to find alternate vendors and potentially incur additional costs to do so. We could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition.


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

PART II

OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.18 Master Agreement for Products and Services between the Company and SBC Operations, Inc. effective July 1, 1999.

               27.      Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K - There were no Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INNOTRAC CORPORATION
                                     (Registrant)



Date:  November 9, 1999             By:  /s/ Scott D. Dorfman
                                             Scott D. Dorfman
                                             President and Chief
                                               Executive Officer and Chairman
                                               of the Board


Date:  November 9, 1999             By: /s/ John H. Nichols III
                                            John H. Nichols III
                                            Senior Vice President,
                                              Chief Financial Officer
                                              and Secretary (Principal
                                               Financial Officer)