Form 10-K405
period 1999-12-31
INNOTRAC CORP
filed 2000-03-30
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

 (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-23741

                              INNOTRAC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         GEORGIA                                           58-1592285
-------------------------------                        -------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                  6655 SUGARLOAF PARKWAY, DULUTH, GEORGIA 30097
                --------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: NONE.
                                                            ----

Name of each exchange on which registered:  THE NASDAQ NATIONAL MARKET.
                                            --------------------------

Securities registered pursuant to Section 12(g) of
  the Act: COMMON STOCK, PAR VALUE $.10 PER SHARE.
           --------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /X/

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 17, 2000 was $46,775,691, based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

         At March 17, 2000, there were 11,214,545 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 1999 Annual Report to Shareholders, filed as an exhibit hereto, are incorporated by reference into Part II of this Annual Report on Form 10-K for the year ended December 31, 1999 (the "Report"). Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Report.

                                    TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.........................................................................................1
         ITEM 1.   BUSINESS....................................................................1
                           CERTAIN FACTORS AFFECTING FORWARD-LOOKING
                              STATEMENTS.......................................................7
                           EXECUTIVE OFFICERS OF REGISTRANT...................................12
         ITEM 2.   PROPERTIES.................................................................14
         ITEM 3.   LEGAL PROCEEDINGS..........................................................14
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................14

PART II.......................................................................................14
         ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   SHAREHOLDER MATTERS........................................................15
         ITEM 6.   SELECTED FINANCIAL DATA....................................................15
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..................................................15
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES...................................15
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................15
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE........................................16

PART III......................................................................................16
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................16
         ITEM 11.  EXECUTIVE COMPENSATION.....................................................16
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.................................................................16
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................16

PART IV.......................................................................................16
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES....................................16
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES............................S-1
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.....................................S-2

                                     PART I

ITEM 1.  BUSINESS

         Innotrac provides customized, technology-based marketing support and distribution services to large corporations that outsource these functions. We target companies that have (1) a large customer base, (2) numerous and/or geographically diverse subsidiary or affiliate operations, (3) extensive marketing needs or (4) complex point-of-distribution requirements. Our integrated services provide clients a more efficient and comprehensive means of delivering products and information to their end user customers. We enable our clients to manage their sales channels efficiently by utilizing our core competencies, which include:

-   consultative services

      -  channel management, marketing and product strategy
      -  customized and flexible billing options
      -  promotions
      -  sales and marketing information and forecasting

-   technology services

      -  electronic data interface, or EDI, integration
      -  interactive voice response, or IVR
      -  database management

-   distribution services

      -  product ownership, consignment and warehousing
      -  fulfillment
      -  purchasing management
      -  inventory management

-   end user customer support services

      -  inbound call center services and technical support
      -  returns and refunds processing

         Since 1994, we have focused on the telecommunications industry because of its high growth characteristics and increasing marketing needs. The majority of our growth during this time period has come from sales and services related to telecommunications products, specifically Caller ID equipment, including corded and cordless telephones with built-in Caller ID and stand-alone devices. Approximately 90% of our 1999 revenues came from sales to BellSouth Telecommunications, Inc., Pacific Bell and Southwestern Bell Telephone Co. and their customers, and an additional 7% was from sales to US West Communications Services, Inc., Bell Atlantic Corporation and Ameritech Services Inc. Pacific Bell, Southwestern Bell and Ameritech are all subsidiaries of SBC Communications, Inc.

         We intend to apply our existing core competencies to help our clients sell their products through the internet. We expect our e-commerce solution to provide our clients with an additional distribution channel for offering their products and services to their end user customers. We believe that our "one stop shop" approach appeals to large corporations that seek to reduce the expense and management of outsourcing to numerous service providers.

         In order to perform marketing support and distribution functions in-house, a company may be required to develop expensive, labor intensive infrastructures, which may divert its resources and management's focus from its principal business. By assuming responsibility for these tasks, we strive to improve the quality of the non-core operations of our clients and to reduce their operating costs.

         We believe that the flexibility of our services allows us to attract clients in many industries. We have provided technical literature and point-of-sale distribution for a number of years to companies in other industries, including Home Depot U.S.A., Inc., Siemens Energy and Automation Inc. and National Automotive Parts Association, or NAPA. In 1999, we began to sell and distribute cable modems to customers of Tele-Communications, Inc., or TCI, and digital subscriber line modems, or DSL, for BellSouth.net and other internet service providers, or ISPs.

MARKETING SUPPORT SERVICES

         We design customized, technology-based marketing support solutions for our clients. We act as an extension of our clients in reaching their end user customers. Our full range of services are described below and can be offered to clients who sell products and services through the traditional sales channels or the e-commerce channel.

         CONSULTATIVE SERVICES

         We offer consultative services to our clients regarding their sales, marketing and distribution channels, which include:

         CHANNEL MANAGEMENT, MARKETING AND PRODUCT STRATEGY. We strive to create strategic relationships with our clients. We assist our clients in managing their sales channels by assigning a client services team to each client to understand the client's operations, customer service processes, culture, requirements and goals. We are often in the field to train our clients' sales staffs and promote product sales. To the extent requested by a client, we will assist in formulating its marketing strategy and address product forecasting, pricing, sourcing and promotional opportunities. We also consult with clients about the products they sell to their customers. In addition, we seek new revenue sources for our clients and address process and product improvements. For clients who seek e-commerce solutions, we can provide internet marketing and product strategy. We believe our value-added channel management and strategy services integrate us into our clients' sales channels and increase our value to our clients.

         CUSTOMIZED AND FLEXIBLE BILLING OPTIONS. We believe that one of the key services we offer is convenient payment options for end users to pay for products. For example, we offer our clients product billing solutions, like the billing option program we pioneered for BellSouth in 1993 in which customers could pay for Caller ID equipment and telephones through interest-free installments on their phone bill. We can implement payment alternatives for clients, like billing in installments on credit cards. As part of our e-commerce strategy, we offer universal payment processing software in conjunction with shopping cart software for sales through the e-commerce channel. We design the payment method to fit the needs of our client, its customers and the distribution channel.

         PROMOTIONS. We design and manage targeted promotional activities for our clients. We consult with clients to determine which products to promote and how to increase sales through coupons, rebate and other programs. We work with our clients to determine how much rebate or discount will be given to the end user and the manner in which an end user can access a program. Once established, we implement and manage the promotion, providing such services as creative design, verification, database management, results tracking, check printing and disbursement and the program's back-end customer support.

         SALES AND MARKETING INFORMATION AND FORECASTING. As a supplement to our services, we provide sales reports and inventory analysis, program results and detailed order processing information. We have developed flexible technologies and reporting procedures that convert raw data gathered during the course of a marketing support program into useful, customized reports. These reports provide a basis for our client's responses to customer needs and inquiries. For example, information obtained during a customer telephone call is captured by our database marketing and management systems and is then incorporated into customized reports. We use this information to help our clients prepare and update forecasted sales information. These reports also are used by us and our clients to monitor performance of various marketing programs. On-line functions allow clients to monitor their programs in real-time to obtain comprehensive trend analyses and modify program parameters as necessary. We provide clients with customized reports via computer-to-computer transmission, disk, magnetic tape and the internet. We also provide cost-center based accounting reports for clients who utilize our services for subsidiary and intra-company fulfillment transactions.

         TECHNOLOGY SERVICES

         Our technology helps us provide marketing support services to our clients. We provide the following technology-based services:

         ELECTRONIC DATA INTERFACE INTEGRATION. We use EDI to link our systems to our clients' systems, which permits the automatic exchange of information. Our telecommunications clients generally transmit sales orders for Caller ID equipment and other products to us via EDI. We can also provide sales, billing and individual customer order status updates to our clients through EDI links. The open architecture of our systems facilitates adapting our EDI capabilities to new clients and new marketing programs. We also develop methods to allow clients without EDI capabilities to transmit their order files to us through other methods.

         INTERACTIVE VOICE RESPONSE. In many cases, our call center services are offered through IVR systems. These menu driven systems allow customers to route their calls by selecting from several offerings. Our IVR systems include text to speech capabilities, which allow the IVR systems to "read" specific, real-time data from the client's databases and convert it into speech based on cues from a caller. These systems generally reduce personnel and physical plant expenses associated with a call center while expanding the operating capabilities of the center. Technical support is also integrated into our IVR systems, so that an end user can obtain answers to technical questions, from an automated system rather than a call center representative, regarding the products they purchased.

         DATABASE MANAGEMENT. We can manage client databases independently or in conjunction with other marketing support programs. Independent database management begins with the client providing the information to establish the database or our obtaining the data from information generated through a client's web site. We then customize and manage this data to provide client reports. In addition, our integrated marketing support programs generate information about customers, demographics, recurring technical problems and other useful marketing data. We are then able to create customized databases that evolve with our ongoing marketing support and customer service programs. This data is a source of valuable information as we evaluate ongoing programs and plan and design future programs with our clients.

         DISTRIBUTION SERVICES

         Effective distribution of our clients' products and services is another of our core competencies and has been a key component in our revenue growth. Our capabilities in this area are described below.

         PRODUCT OWNERSHIP, CONSIGNMENT AND WAREHOUSING. As a part of our comprehensive approach, we often acquire products that our clients offer and warehouse them in our distribution facility. At a client's option, we can also hold its inventory on consignment, in which case we distribute consigned client products to the client's end user customers for a per-unit fee. We believe that our flexibility in product ownership models gives us a competitive advantage in maintaining and building client relationships.

         FULFILLMENT. We are committed to offering our clients' products and services to their customers on a timely and accurate basis. Our personnel process, pack and ship product orders and requests for promotional, technical and educational literature, signage and point of sale materials for clients. We use several custom-designed semi-automated packaging and labeling lines to pack and ship products. By utilizing this technology, we are able to reduce labor costs and provide more timely shipments to our clients' customers. We streamline and customize the distribution procedures for each client based upon the product request and the tracking, reporting and inventory controls necessary to implement that client's marketing support program.

         PURCHASING MANAGEMENT. We place orders for products we distribute with vendors selected by us or our clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, as well as forecasting product quantities required for normal business programs or promotions. By managing the timing of purchases, we are better able to control the inventory risk that we incur when we own the products our clients offer, while providing a value-added service to our clients.

         INVENTORY MANAGEMENT. An integral part of our marketing support services is the on-line monitoring and control of a client's inventory. We provide automated inventory management to assure real-time stock counts of a client's products, literature, signage and other items. These inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to assess quickly stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct dial-up. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems which improves the efficiency of stock management and selection.

         END USER CUSTOMER SUPPORT SERVICES

         Our fourth core competency relates to support services we provide to our clients' customers. We believe this is critical to a comprehensive marketing solution. These customer support services are described below.

         INBOUND CALL CENTER SERVICES AND TECHNICAL SUPPORT. Our call center representatives resolve questions regarding shipping, billing and technical support as well as a variety of other questions. From time to time they may sell advanced equipment and extended warranties to customers who call us.

         Inquiries generally relate to a customer's purchase of a product or a customer's need for ongoing assistance. These end users dial a support number printed on the product or in the documentation accompanying the product. To handle the call properly, Innotrac's automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the IVR system or an Innotrac representative. The IVR system attempts to resolve support issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our service representatives who is specially trained in the applicable client's business and products. Our call center representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer's question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

         As additional product information becomes available over the course of a marketing program, we promptly integrate this information into our database to ensure that IVR and representatives' answers are based upon the latest product information.

         RETURNS AND REFUNDS PROCESSING. The representatives respond to customer calls about product returns and refunds and obtain information about customer service problems. They facilitate a customer's return of a product by providing a bar-coded label to the customer for return of a product. When the returned item is processed and entered into our system, it automatically triggers a pre-set action for reshipment of a product or refund to the customer.

TECHNOLOGY

         Our use of technology enables us to design and deliver services for each client's marketing support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems, which utilize a UNIX-based open architecture comprised of multiple networked computers and anchored by two Hewlett-Packard HP9000 K460 multiprocessing systems. In 1999, we deployed an Oracle-based enterprise resource planning software system, which features a fourth generation language technology that will allow for quick and efficient changes to programs, systems and reports. This system will standardize our computer services and allow for even greater flexibility and capacity.

         The open architecture of our computer system permits us to seamlessly interact with many different types of client systems. The IT Group uses this platform to design and implement application software for each client's program, allowing clients to review their programs' progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters. As the needs of a client evolve, our IT Group works with our client services team to modify the program on an ongoing basis. Information can be exchanged via EDI, internet access and direct-dial applications. We believe that our technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with theirs. We believe that the integrity of client information is adequately protected by our data security system and our off-site disaster back-up storage facilities.

         Our call center utilizes a sophisticated Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. This ACD system has the capacity to handle 2,400 call center representatives simultaneously, and is currently supporting over 480 representatives simultaneously. Additionally, the ACD system is integrated with software designed to enable management to automatically staff and supervise the call center based on call length and call volume data compiled by the ACD system.

PERSONNEL AND TRAINING

         Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees during peak periods for distribution and call center operations is critical to our ability to provide high quality marketing support services. Call center representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. To maintain good employee relations and to minimize employee turnover, we offer competitive pay, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and provide employees with clear, visible career paths.

         As of January 31, 2000, we had over 850 employees, of which approximately 98% were full-time and 2% were part-time. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.

         Currently, we are not a party to any collective bargaining agreements. None of our employees is unionized. Although we consider our relationship with our employees to be good, we have experienced occasional unionization initiatives, particularly among our call center personnel.

COMPETITION

         In tailoring services to client needs, we compete on the basis of quality, reliability of service, efficiency, technical superiority, speed, flexibility and price. We compete with many companies, some of which have greater resources than us, with respect to various portions of our business. Those companies include fulfillment businesses, call center operations, database management firms, web developers and e-commerce service providers. We believe that our comprehensive and integrated services differentiate us from many of those competitors. We continuously explore new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes we can develop a superior outsourced solution on a cost-effective basis. We primarily compete with the in-house operations of our current and potential clients and also compete with certain companies that provide similar services on an outsourced basis, many of whom have greater resources than Innotrac.

GOVERNMENT REGULATION

         The Caller ID services offered by our telecommunications clients are subject to various federal and state regulations. The legality of Caller ID has been challenged in cases decided under the Electronic Communications Privacy Act, or the ECPA, and several state statutes. In March 1994, a Federal Communications Commission, or FCC, report preempted certain state regulation of interstate calling party number parameter, or CPN, based services, the technology underlying Caller ID. This report requires certain common carriers to transmit CPN and its associated privacy indicator (which allows telephone callers to block the display of their phone numbers on Caller ID display units) on an interstate call to connecting carriers without charge (the "Free Passage" rule). In connection with this report, the Department of Justice issued a memorandum which concluded that the installation or use of interstate Caller ID service is not prohibited by any federal wiretap statute and that, in general, the FCC has authority to preempt state laws that the FCC finds would hinder federal communications policy on Caller ID services. Court decisions since the FCC issued its March 1994 report have consistently held that Caller ID does not violate any state or federal wiretap statute.

         In May 1995, the FCC narrowed its March 1994 preemption of state public utilities blocking regulations by permitting subscribers to choose per-line blocking or per-call blocking on interstate calls, provided that all carriers were required to adopt a uniform method of overriding blocking on any particular call. At the same time, the FCC specifically preempted a California Public Utilities Commission, or CPUC, per-line blocking default policy, which required that all emergency service organizations and subscribers with nonpublished numbers, who failed to communicate their choice between per-call blocking and per-line blocking, be served with a per-line blocking.

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

         The Telecommunications Act of 1996 introduced restrictions on telecommunications carriers' usage of customer proprietary network information, or CPNI. CPNI includes information that is personal to customers, including where, when and to whom a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent these services are used. The FCC interprets the CPNI restrictions to permit telecommunications carriers, including BellSouth, Pacific Bell and US West, to use CPNI without customer approval to market services that are related to the customer's existing service relationship with his or her carrier. Before carriers may use CPNI to market services outside a customer's existing service relationships, the carrier must obtain express customer permission. Because we are dependent upon the efforts of our clients to promote and market their equipment and services, laws and regulations inhibiting those clients' ability to market these equipment and services to their existing customers could have a material adverse effect on our business, results of operations and financial condition.

         Telephone sales practices are regulated at both the federal and state level. These regulations primarily relate to outbound teleservices, which we currently outsource to another company. Outbound teleservices are regulated by the rules of the FCC under the Federal Telephone Consumer Protection Act of 1991, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and various state regulations regarding telephone solicitations. We believe that we are in compliance with these federal statutes and the FCC rules thereunder and the various state regulations and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

         Our new e-commerce business may be subject to many of the same laws and regulations. It is uncertain how some of these existing laws and regulations will be applied to our e-commerce business, if at all. Unfavorable interpretations or applications of these laws in the e-commerce context, particularly with respect to privacy issues, could impede our e-commerce business. New laws and regulations specifically addressing e-commerce could also affect us.

         We work closely with our clients, companies we outsource outbound teleservices to and their respective advisors to ensure that we and our client are in compliance with these regulations. We cannot predict whether the status of the regulation of Caller ID services or e-commerce will change and what effect, if any, this change would have on us or our industry.

INTELLECTUAL PROPERTY

         We have used the service mark "Innotrac" since 1985 and have filed applications for federal registration of this service mark and other marks used by us in our business. The "innotrac.com" domain name has been a registered domain name since 1995. We also own several other internet domain names. Due to the possible use of identical or phonetically similar service marks by other companies in different businesses, there can be no assurance that the United States Patent and Trademark Office will grant our registration of our service mark "Innotrac" or the other marks we are seeking to register, or that our service marks will not be challenged by other users. Our operations frequently incorporate proprietary and confidential information. In accordance with industry practice, we rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use and to deter misappropriation of our proprietary rights and trade secrets.

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

WE RELY ON A SMALL NUMBER OF CLIENTS. IF WE LOSE ONE OR MORE OF OUR LARGEST CLIENTS, OR IF REVENUES FROM OUR LARGEST CLIENTS DECLINE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Innotrac focuses on developing long-term relationships with large corporations. In recent years, this focus has been on telecommunications companies. A relatively small number of our clients account for a significant portion of our revenues. Our three largest clients, BellSouth, Pacific Bell and Southwestern Bell, accounted for an aggregate of approximately 93%, 95% and 90% of net revenues for 1997, 1998 and 1999. Pacific Bell, Southwestern Bell and Ameritech, which are all subsidiaries of SBC, accounted for an aggregate of 52% in 1999. If we lose one or more of our largest clients, or if revenues from our largest clients decline, then our business, results of operations and financial condition could be materially adversely affected. Internal issues at BellSouth and SBC did in fact slow Caller ID sales in the fourth quarter of 1999. We believe that sales of Caller ID for BellSouth will continue to be slower in 2000. If one of these large clients is lost, or revenues from our largest clients decline further, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits.

WE ASSUME RISKS ASSOCIATED WITH BUYING, WAREHOUSING AND RENTING PRODUCTS TO CUSTOMERS, AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE MISMANAGE THESE RISKS.

         We purchase Caller ID equipment and other telecommunications products from third party vendors in connection with some of our distribution services. Consequently, we assume the risks of inventory obsolescence, damage to units and theft. Our business, results of operations and financial condition could be materially adversely affected if we cannot manage these risks. We in fact experienced increased inventory risks in late 1999 due to unexpectedly slow Caller ID sales to BellSouth and SBC. Our inventory risk could increase in the future because our e-commerce strategy contemplates our owning products offered by e-commerce clients.

OUR WRITTEN CONTRACTS GENERALLY DO NOT GUARANTEE SPECIFIC VOLUME LEVELS AND CAN USUALLY BE TERMINATED ON LITTLE NOTICE.

         Although we have written agreements with our telecommunications clients, those agreements are generally terminable for cause. In addition, some agreements provide for termination without cause on short notice. Our agreement with BellSouth, which does not expire until September 2003, may be terminated by BellSouth for any reason after March 15, 2000 upon 120 days notice. Our agreement with SBC may be terminated for any reason upon 60 days notice prior to July 1, 2004 and upon 120 days notice thereafter. BellSouth commits to a minimum monthly Caller ID sales volume in its agreement with us. However, most of our agreements do not assure specific volume or revenue levels. In addition, our contracts generally do not provide that we will be the client's exclusive service provider.

IF THE MARKET FOR TELECOMMUNICATIONS PRODUCTS OR SERVICES CHANGES, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our success depends upon our ability to distribute advanced telecommunications equipment. We cannot assure you that we will be able to continue to distribute state-of-the-art telecommunications equipment. Our business, results of operations and financial condition could be materially adversely affected if:

    - the telecommunications products we distribute, and the related services offered by our clients, do not gain or sustain marketplace acceptance,
    - our telecommunications clients fail to adequately promote these products and services or
    -   our telecommunications clients lose market share.

         Currently, we rely heavily upon the distribution of Caller ID equipment to the end user customers of our telecommunications clients for our revenues. We also depend upon these clients to promote Caller ID service. We plan our operations partly based on estimates of "market penetration," which represents the percentage of customers with telephone lines capable of receiving Caller ID service that actually subscribe for the service. Our business, results of operations and financial condition could be materially adversely affected if:

    -   actual Caller ID market penetration rates are lower than estimated,
    -   market saturation is reached or
    -   new technologies replace Caller ID.

THE NEW TELECOMMUNICATIONS PRODUCTS WE ARE DISTRIBUTING MAY NOT ACHIEVE MARKET SUCCESS AND MAY COMPETE WITH PRODUCTS WE ALREADY DISTRIBUTE FOR OTHER CLIENTS.

         We distribute orders for telecommunications products other than Caller ID. These include cable modems and digital subscriber line, or DSL, modems. Both products are relatively new technologies that facilitate high-speed data transmission over the internet. We cannot assure you that these products or other new products will achieve widespread acceptance or market penetration. There is also a risk that competing technologies will replace these products.

          Some of the products we distribute compete with each other. Many of these technologies and services are offered by our current telecommunications clients. Potential competing services and technologies include telephone company-related wireline technologies like traditional analog modems and integrated services digital network modems. We cannot assure you that we will be able to obtain, or retain, distribution service business from telecommunications companies with competing products and technologies.

IF OUR NEW E-COMMERCE INITIATIVE FAILS, OUR BUSINESS COULD BE NEGATIVELY
IMPACTED.

         We are seeking to expand the range of distribution channels we offer by developing the ability to sell services and products via the internet (electronic, or e-commerce). The success of this new initiative depends upon, among other things, our ability to:

    - recruit, hire and retain qualified personnel to assist in this new service,
    - integrate our new e-commerce service into our existing marketing support services and
    -   finance growth of our e-commerce service during its developmental stage.

         Even if we successfully address these risks, we cannot assure you that our new e-commerce initiative will succeed. Our e-commerce services, when fully developed, may not be attractive to existing or new clients. If demand for them does arise, they may not be quickly profitable, if at all. Because e-commerce is a new business for us, we cannot predict the products or clients that may use our e-commerce business or the other services we may offer. If our e-commerce initiative fails, our business, financial condition or results of operations could be materially adversely affected, particularly if significant financing costs are not recouped.

         The decision to implement our e-commerce solutions presents a potential e-commerce client with significant enterprise-wide implications and involves a substantial commitment of its management's attention. Sales cycles for our e-commerce services, therefore, are longer than for our traditional marketing support business as a result of lengthy client evaluation and approval processes over which we have little or no control. Unpredictable sales cycles in the developmental phase of our e-commerce business could hamper timely evaluation of its success or failure. Unpredictable sales cycles could also contribute to significant fluctuations in our operating results on a quarterly basis.

OUR NEW E-COMMERCE BUSINESS WILL DEPEND ON CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET. IF THE INTERNET FAILS TO CONTINUE TO GROW, OUR E-COMMERCE BUSINESS MAY NOT SUCCEED, AND OUR BUSINESS MAY BE HARMED.

         Commercial use of the internet is relatively new. Internet and e-commerce usage may be inhibited for a number of reasons, including:

    -   increased government regulation,
    - insufficient availability, reliability or capacity of telecommunications services,
    -   security and authentication concerns,
    -   difficulty of access and
    -   inconsistent service quality.

         If the internet develops as a commercial medium more slowly than we expect, it will adversely affect our e-commerce business. Alternatively, if internet and e-commerce usage grows too quickly, the internet may not be able to support this growth or its performance and reliability may decline. If internet outages or delays occur frequently in the future, web usage--including usage of our clients' e-commerce web sites--could grow more slowly or decline.

IF WE ARE NOT ABLE TO CONTINUE OR MANAGE OUR GROWTH, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our operations have grown significantly in recent years. Our business, results of operations and financial condition could be materially adversely affected if we cannot effectively manage our growth. Our continued success depends upon our ability to:

    -   initiate, develop and maintain existing and new client relationships,
    -   respond to competitive developments,
    -   continue to develop our sales infrastructure,
    -   attract, train, motivate and retain management and other personnel and
    -   maintain the high quality of our services.

         We expect that our continued rapid growth will significantly strain our management, operations, employees and resources. We cannot assure you that we will be able to:

    -   maintain or accelerate our current growth,
    -   effectively manage our expanding operations or
    -   achieve planned growth on a timely or profitable basis.

IF THE TREND TOWARD OUTSOURCING DOES NOT CONTINUE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         We believe there has recently been a significant increase in businesses outsourcing services not directly related to their principal business activities. Our business, results of operations and financial condition could be materially adversely affected if the outsourcing trend declines or reverses, or if corporations bring previously outsourced functions back in-house. Particularly during general economic downturns, businesses may bring in-house previously outsourced functions in order to avoid or delay layoffs.

IF WE ARE NOT BE ABLE TO RETAIN OR EMPLOY QUALIFIED EMPLOYEES, INCLUDING KEY EXECUTIVES, OUR EMPLOYMENT-RELATED COSTS MAY RISE AND OUR RESULTS OF OPERATIONS COULD SUFFER.

WE MAY NOT BE ABLE TO RETAIN OR EMPLOY QUALIFIED MANAGERS.

         We depend in large part on the abilities and continuing efforts of our executive officers and senior management. Our business and prospects could be materially adversely affected if (1) current officers and managers do not continue in their key roles and we cannot attract and retain qualified replacements or (2) we cannot attract and retain additional qualified personnel to sustain growth. We do not have employment agreements with our executive officers. We cannot assure you that we will be able to retain them. We only maintain key man life insurance on Scott D. Dorfman, in the amount of $3.5 million. In order to support growth, we must effectively recruit, develop and retain additional qualified management personnel. We cannot assure you that in the future we will be able to recruit and retain additional qualified managers.

WE MAY NOT BE ABLE TO RETAIN OR EMPLOY OTHER QUALIFIED EMPLOYEES.

         Our success depends largely on our ability to recruit, hire, train and retain qualified employees. If we cannot do so, our business, results of operations or financial condition could be materially adversely affected. Our industry is very labor-intensive and has experienced high personnel turnover. If our employee turnover rate increases significantly, our recruiting and training costs could rise and our operating effectiveness and productivity could decline.

         New clients or new large-scale marketing support programs may require accelerated recruiting, hiring and training. We cannot assure you that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new marketing support programs.

         Some of our operations, particularly our technical support and customer service, require specially trained personnel. In addition, the unemployment rate in the geographic area where our facilities are located is relatively low. Our need for specially trained personnel and low unemployment rates may make it more difficult and costly to hire and retain qualified personnel.

         Currently, we are not a party to any collective bargaining agreements. None of our employees is unionized. Although we consider our relationship with our employees to be good, there have been occasional unionization initiatives at Innotrac, particularly among our call center personnel. If our employees were to join unions, we could incur increased wages, employee benefits and employment-related administrative costs. We could also experience an increased risk of work stoppages. A significant portion of our operating expenses relates to labor costs. Therefore, an increase in wages or employee benefits could materially adversely affect our business, results of operations or financial condition.

COMPETITION MAY HURT OUR BUSINESS.

         We operate in highly competitive markets and expect this environment to persist and intensify in the future. Because our marketing support services comprise marketing and product consultation, sales channel management, distribution and back-end support, including our call center operations, we have many competitors who offer one or more of these services. Our competitors include:

    - in-house marketing support operations of our current and potential clients,

    - other firms offering specific services, like fulfillment and call center operations, and
    -   large marketing support services firms.

         In addition, our new e-commerce business is in a relatively new and highly competitive industry. Our potential competitors could be located anywhere in the world. They range in size and sophistication from the smallest niche companies, and even individuals, to large corporations.

         A number of our competitors have developed or may develop financial and other resources greater than ours. Additional competitors with greater name recognition and resources may enter our markets. Our existing or potential clients' in-house operations are also significant competitors. Our performance and growth could be negatively impacted if:

    - existing clients decide to provide, in-house, services they currently outsource,
    -   potential clients retain or increase their in-house capabilities or
    - existing clients consolidate their outsourced services with other companies.

         In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect our business, financial condition and results of operations. For more information about our competition, see "Business--Competition" in this
Item 1.

IF WE ARE NOT ABLE TO KEEP PACE WITH CHANGING TECHNOLOGY, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

      Our success depends significantly upon our ability to:

    -  enhance existing services,
    -  develop applications to focus on our clients' needs and
    - introduce new services and products to respond to technological developments.

         If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients' needs and maintain competitiveness. We provide details about our technology in "Business--Technology" in this Item 1.

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY CAUSE SIGNIFICANT SWINGS IN THE MARKET PRICE FOR OUR COMMON STOCK.

         Our operating results may fluctuate in the future based on many factors. These factors include, among other things:

     -  changes in the telecommunications industry,
     -  changes in the marketing support services industry,
     - changes in the timing and level of client-specific marketing programs, including the timing and nature of promotions,
     -  unpredictable sales cycles for our e-commerce business,
     -  increased competition and
     -  changes in customer purchasing patterns for products we distribute.

         Due to these and any unforeseen factors, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors. If that variance occurs, our common stock price would likely decline materially. In view of our recent significant growth, we believe that period-to-period comparisons of our financial results are not necessarily meaningful or indicative of future performance.

BECAUSE PROFIT MARGINS HAVE NARROWED, OUR PROFITS MAY FLUCTUATE MORE IN THE FUTURE THAN THEY HAVE IN THE PAST.

         Our gross profit as a percentage of our gross revenues has declined recently from historical levels, primarily because we are now billing our largest telecommunications clients and our ISP clients directly for products sold to their customers, or end users, rather than billing their customers directly for the products. Because we do not currently assume the credit risk of these clients' customers, we charge lower unit prices for the products we distribute, resulting in lower gross profit margins on these products. We expect these lower gross profit margins to continue under our direct client billing model. With a narrowed gross profit margin, we must rely on increased gross revenues to maintain or increase our net profit. We also expect that our operating profits in the future will be more sensitive to decreases in revenues and increases in operating costs than in the past. We will have less capacity to absorb increased operating expenses and still maintain profitability. Our gross profit as a percentage of gross revenues for the year ended December 31, 1999 was 14.0% compared to 22.1% for the year ended December 31, 1998.

         Some of the newer products we distribute, such as DSL modems, may have lower gross margins than products we have traditionally distributed, such as Caller ID equipment. Moreover, declining per-unit prices for the products we distribute also contribute to narrowing gross margins. As competition and other factors force prices down for Caller ID and other telecommunications equipment, there is a risk that our cost of products sold will not decline at the same rate.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION, WHICH MAY LIMIT OUR ACTIVITIES OR INCREASE OUR COSTS.

         In connection with any outbound telemarketing services that we provide, we must comply with federal and state regulations. These include the Federal Communications Commission's rules under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. If we conduct outbound telemarketing services, these rules and regulations would apply to that portion of our business.

         Furthermore, there may be additional federal and state legislation or changes in regulatory implementation. These changes could include interpretations under the Telecommunications Act of 1996 restricting the ability of telecommunications companies to use consumer proprietary network information, or CPNI. New legislation or regulatory implementation in the future may significantly increase compliance costs or limit our activities, our clients' activities or the activities of companies to which we outsource outbound telemarketing functions. Additionally, we could be responsible for failing to comply with regulations applicable to our clients or companies to which we outsource telemarketing.

         Our new e-commerce business may be subject to many of the same laws and regulations. It is uncertain how these existing laws and regulations will be applied to our e-commerce business, if at all. There is a risk that unfavorable interpretations or applications of these existing laws, or the implementation of new laws and regulations specifically addressing e-commerce, particularly with respect to privacy issues, could impede our e-commerce business.

         If unfavorable federal or state legislation or regulations affecting Caller ID service, e-commerce or other technology or products we sell or distribute are adopted, our business, financial condition and results of operations could be materially adversely affected. See "Business -- Government Regulation" in this Item 1 for further information about government regulation of our business.

EXECUTIVE OFFICERS OF REGISTRANT

        The executive officers of the Company are as follows:

                 NAME                   AGE                      POSITION
                 ----                   ---                      --------
   Scott D. Dorfman..................   42   President, Chief Executive Officer and
                                             Chairman of the Board

   David L. Ellin....................   41   Senior Vice President; Chief Operating
                                             Officer and Secretary

   Larry C. Hanger...................   45   Senior Vice President--Business Development

   Donald L. Colter, Jr. ............   39   Vice President--Operation and Interim Chief
                                             Financial Officer

   Joel Holtzman.....................   42   Vice President--Electronic Commerce

   Will Hendrick.....................   43   Vice President--Telecommunications

   John Bryant.......................   37   Vice President--Information Technology


         MR. DORFMAN founded Innotrac and has served as President, Chief Executive Officer and Chairman of the Board since its inception in 1984. Prior to founding Innotrac, Mr. Dorfman was employed by Paymaster Checkwriter Company, Inc., an equipment distributor. At Paymaster, Mr. Dorfman gained experience in distribution, tracking and inventory control by developing and managing Paymaster's mail order catalog.

         MR. ELLIN joined us in 1986 and has served as Senior Vice President and Chief Operating Officer since November 1997 and as a director since December 1997. He also serves as Secretary of Innotrac. He served as Vice President from 1988 to November 1997. From 1984 to 1986, Mr. Ellin was employed by the Atlanta branch of WHERE Magazine, where he managed the sales and production departments. From 1980 to 1984, Mr. Ellin was employed by Paymaster, where he was responsible for Paymaster's sales and collections.

         MR. HANGER joined Innotrac in 1994 and has served as Vice President-Business Development since November 1997 and as a director since December 1997. He was promoted to Senior Vice President in April 1999. He served as Innotrac's Department Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager--Third Party Marketing at BellSouth, where he managed the marketing program for BellSouth's network services and was involved in implementing the billing options program for BellSouth with Innotrac.

         MR. COLTER joined Innotrac in 1995 and has served as Vice President--Operations since November 1997, and as Interim Chief Financial Officer since February 2000. He previously served as Innotrac's Chief Financial Officer from 1995 to November 1997. Prior to joining Innotrac, from 1993 to 1995, Mr. Colter was the corporate controller of Gay & Taylor/Thomas Howell Group, an international insurance adjusting company. From 1991 to 1993, Mr. Colter was corporate controller of Outdoor West, Inc., an outdoor advertising company. Mr. Colter is a certified public accountant and has over 15 years of experience in the financial and accounting industry.

         MR. HOLTZMAN joined Innotrac in 1999 as Vice President--Electronic Commerce. Mr. Holtzman joined us in 1999 and has served as Vice President Electronic-Commerce. From 1995 to 1999 he served as Vice President of Internet Business Development in the Digital and Applied Imaging Division of Kodak and he was Vice President and General Manager of Worldwide Channel Marketing and Distribution for the Document Imaging division of Kodak. From 1993 to 1995 he was Vice President of Sales and Marketing with Rexon Corporation. From 1981 to 1993 he held senior sales and marketing positions with Seagate Technologies, Digital Communications and NCR Corporation.

         MR. HENDRICK joined Innotrac in April 1999 as Vice President-Telecommunications. Prior to joining Innotrac, from November 1997 to February 1999 he served as Vice President and General Manager for the former telecommunications division of InteliData Technologies Corp., which designed and distributed consumer telephone products. He also served as Vice President--Sales at InteliData and its predecessor from August 1995 to November 1997. He held the position of Senior Director--Product Management with BellSouth from January 1993 to July 1995, and has also served as Director--Product Development for that company. Mr. Hendrick has 20 years experience in the telecommunications industry.

         MR. BRYANT joined Innotrac in 1999 as Assistant Vice President-Information Technology. He was promoted to Vice President-Information Technology in January 2000. From 1998 to 1999 he served as Senior Director of IT Operations and Technical Services with the Carlson Companies. From 1996 to 1998 he was General Manager, IT Operations and Telecommunications for the Tennessee Valley Authority. From 1993 to 1996 he was Director of Network/Systems for Holiday Inn Worldwide. From 1985 to 1993 Mr. Bryant held management positions within General Electric Corporation and Schlumberger Technologies.

ITEM 2.  PROPERTIES

         Our headquarters and distribution facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet is distribution space. This site also includes approximately 3.5 acres that will be available for Innotrac's expansion requirements. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years with two five year renewal options. The lease provides for an option to purchase the facility at the end of the first five years of the term or at the end of the first 10 years of the term. We have not yet determined whether to exercise this purchase option.

         We provide teleservices through our call center located in Duluth, Georgia. We renewed the lease for the center in May 1999 for a term of three years. The call center is currently configured with approximately 460 workstations and has room to expand to approximately 700 workstations. It currently operates from 8:00 a.m. until midnight Monday through Friday and from 9:00 a.m. to 6:00 p.m. on Saturday.

         In June 1999, we entered into a lease for a new facility in Pueblo, Colorado with an initial term of five years with two five year renewal options. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet is used as a second call center, including quality assurance, administrative, training and management space. This call center will eventually support over 350 workstations. The second call center has been in operation since the third quarter of 1999. The remaining 42,000 square feet is available for future development as distribution space.

         In October 1999, we entered into a lease for a facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. The facility provides approximately 52,000 square feet of floor space for our literature distribution business.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceeding. We are, from time to time, a party to litigation arising in the normal course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The Company's Common Stock began trading on the Nasdaq National Market under the symbol "INOC" on May 7, 1998. Prior to that time, there was no trading market for the Common Stock. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the Nasdaq National Market.

                                                               HIGH            LOW
                                                               ----            ---
1998
   First Quarter (beginning May 7, 1998)...............       $13.250         $8.875
   Third Quarter.......................................       $13.500         $6.750
   Fourth Quarter......................................       $24.375         $5.750
   Fiscal Year Ended December 31, 1998.................       $24.375         $5.750
1999
   First Quarter.......................................       $19.000        $10.000
   Second Quarter......................................       $21.000        $12.500
   Third Quarter.......................................       $26.750        $14.500
   Fourth Quarter......................................       $17.875        $10.250
   Fiscal Year Ended December 31, 1999.................       $26.750        $10.000

         The approximate number of holders of record of Common Stock as of March 17, 2000 was 43. The approximate number of beneficial holders of our Common Stock as of that date was 3,700.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1999 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained under the headings "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Voting Securities and Principal Shareholders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.   FINANCIAL STATEMENTS

            EXHIBIT
            NUMBER            DESCRIPTION OF EXHIBITS
            -------           -----------------------

              3.1          -   Amended and Restated Articles of Incorporation of the Registrant, as amended
                               (incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to
                               Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the
                               Commission on February 11, 1998)

              3.2          -   Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit
                               3.2 to the Registrant's Registration Statement on Form S-1 (Commission File No.
                               333-79929), filed with the Commission on July 22, 1999)

              4.1          -   Form of Common Stock Certificate of the Registrant (incorporated by reference to
                               Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form
                               S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

              4.2          -   Rights Agreement between Company and Reliance Trust Company as Rights Agent, dated as of December 31, 1997 (incorporated by reference to Exhibit 4.2 to the
                               Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File
                               No. 333-42373), filed with the Commission on February 11, 1998)

              10.1         -   Acquisition Agreement by and among the Registrant, SellTel #1, Inc., RenTel #1,
                               Inc., IELC, Inc., HomeTel Systems, Inc., HomeTel Providers Inc., RenTel #2, L.L.C.,
                               SellTel #2, L.L.C., HomeTel Providers Partners, L.P., ITC Service Company, Scott D.
                               Dorfman, Susan Mary Trotochaud, as Custodian For Bradley H. Dorfman, Brent M.
                               Dorfman and Jesse E. Dorfman, and Susan Mary Trotochaud, dated December 15, 1997
                               (incorporated by reference to Exhibit 10.1 to the Registrant's Registration
                               Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on
                               December 16, 1997)



            EXHIBIT
            NUMBER             DESCRIPTION OF EXHIBITS
            -------            -----------------------

             10.2+(a)      -   Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-42373),
                               filed with the Commission on December 16, 1997)

                  (b)      -   Amendment No. 1 to Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2(b) to the Registrant's Amendment No. 1 to Registration Statement on
                               Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11,
                               1998)

             10.3**        -   2000 Stock Option and Incentive Award Plan

             10.4          -   Purchase Agreement for Services between BellSouth Telecommunications, Inc. and the
                               Registrant, effective November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
                               (Commission File No. 000-23741), filed with the Commission on March 26, 1999)

             10.5 (a)      -   Form of Indemnification Agreements entered into as of December 11, 1997, by and between the Registrant and each of Messrs. Scott D. Dorfman, David L. Ellin, Larry
                               C. Hanger, Donald L. Colter, Jr., John H. Nichols III, Bruce V. Benator, Martin J.
                               Blank, Campbell B. Lanier, III and William H. Scott, III (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Commission
                               File No. 333-42373), filed with the Commission on December 16, 1997)

                  (b)      -   Form of Indemnification Agreements by and between the Registrant and each of Stephen
                               J. Walden and Will Hendrick (incorporated by reference to Exhibit 10.5(b) to the
                               Registrant's Form S-1 (Commission File No. 333-79929))

             10.6          -   Lease, dated June 16, 1999, between Lockheed Martin Corporation and the Registrant
                               (incorporated by reference to Exhibit 10.6 to the Registrant's Form S-1 (Commission
                               File No. 333-79929))

             10.7          -   Lease, dated April 1, 1996, by and between Weeks Realty, L.P. and the Registrant
                               (incorporated by reference to Exhibit 10.7 to the Registrant's Registration
                               Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on
                               December 16, 1997)

             10.8          -   Lease, dated December 8, 1997, by and between Weeks Development Partnership and the
                               Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Amendment
                               No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

             10.9+         -   Split Dollar Life Insurance Agreement, dated July 10, 1997, by and between the
                               Registrant, Bruce V. Benator, as Trustee of The Scott David Dorfman Family Trust #2,
                               and Scott David Dorfman (incorporated by reference to Exhibit 10.9 to the Registrant's
                               Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373),
                               filed with the Commission on February 11, 1998)

             10.10+        -   Innotrac Corporation Deferred Compensation Plan, effective as of October 16, 1997
                               (incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to
                               Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the
                               Commission on February 11, 1998)



            EXHIBIT
            NUMBER             DESCRIPTION OF EXHIBITS
            -------            -----------------------

             10.11+        -   Grantor Trust Agreement dated October 16, 1997, by and between the Registrant and
                               Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant's
                               Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373),
                               filed with the Commission on February 11, 1998)

             10.12(a)      -   Amended and Restated Loan and Security Agreement between the Registrant and SouthTrust
                               Bank, N.A., dated January 25, 1999 (incorporated by reference to Exhibit 10.14 to the
                               Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission
                               File No. 000-23741), filed with the Commission on March 26, 1999)

                  (b)      -   First Amendment to Amended and Restated Loan and Security Agreement by and between the
                               Registrant and SouthTrust Bank, N.A., dated April 29, 1999 10.15+(a) -- 1999 Senior
                               Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the
                               Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission
                               File No. 000-23741), filed with the Commission on March 26, 1999)

             10.13**       -   2000 Senior Executive Incentive Compensation Plan

             10.14         -   Aircraft Lease by and between SD Holdings, Inc. and the Registrant, dated February 19, 1998
                               (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
                               for the year ended December 31, 1998 (Commission File No. 000-23741), filed with the
                               Commission on March 26, 1999)

             10.15(a)      -   Contract by and between Market Reps, Inc. And the Registrant, dated June 26, 1998
                               (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 1999)

                  (b)      -   Letter Amendment to Contract by and between Market Reps, Inc. and the Registrant, dated
                               August 10, 1998 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration
                               Statement on Form S-1 (Commission File No. 333-79929))

             10.16*        -   Master Agreement for Products and Services between the Company and SBC Operations, Inc.
                               effective July 1, 1999 (incorporated by reference to Exhibit 10.17 to the Registrant's
                               Registration Statement on Form S-1 (Commission File No. 333-79929))

             13.1**        -   Portions of the Registrant's Annual Report to Shareholders for 1999 incorporated into this
                               Form 10-K

             21.1**        -   List of Subsidiaries

             23.1**        -   Consent of Arthur Andersen LLP

             24.1**        -   Power of Attorney (included on signature page)

             27.1**        -   Financial Data Schedule (for Commission use only)

             99.1**        -   Proxy Statement for the 2000 Annual Meeting of Shareholders

--------------

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

**Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 1999 fiscal year.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of INNOTRAC, CORPORATION included in this Form 10-K and have issued our report thereon dated January 27, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 27, 2000

                                              INNOTRAC CORPORATION
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at                   Charged to                   Balance at
                                                Beginning     Charged to       Other                        End of
Description                                     of Period      Expenses       Accounts     Deductions       Period
--------------------------------------------    ----------    ----------     ----------    ----------     ----------
                                                                           (in thousands)
Provision for uncollectible accounts
     Year ended December 31,
         1999............................          $4,506        $3,314             --        $6,972           $848
         1998............................           5,058         8,245             --       (8,797)          4,506
         1997............................           4,141         7,750             --       (6,833)          5,058
         1996............................           2,552         5,841             --       (4,252)          4,141

Provisions for returns and allowances
     Year ended December 31,

         1999............................          $1,031        $8,539             --      $(6,606)           $626
         1998............................             649        11,104             --      (10,722)          1,031
         1997............................             101         6,327             --       (5,779)            649
         1996............................              --         3,536             --       (3,435)            101

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                      INNOTRAC CORPORATION

                                      By:   /s/ Scott D. Dorfman
                                         ----------------------------------
                                         Scott D. Dorfman
                                         President, Chief Executive Officer and
                                         Chairman of the Board


                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott D. Dorfman and Donald L. Colter, Jr. and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 23rd day of March, 2000.

SIGNATURE                                  TITLE
---------                                  -----

/s/ Scott D. Dorfman                       President, Chief Executive Officer and Chairman of
-----------------------------------        the Board (principal executive officer)
Scott Dorfman

/s/ David L. Ellin                         Senior Vice President, Chief Operating Officer and
-----------------------------------        Director
David L. Ellin

/s/ Larry C. Hanger                        Senior Vice President--Business Development and
-----------------------------------        Director
Larry C. Hanger

/s/ Don L. Colter, Jr.                     Vice President--Operations, Interim Chief Financial
-----------------------------------        Officer and Secretary
Don L. Colter, Jr.                         (principal financial and accounting officer)

/s/ Bruce V. Benator                       Director
-----------------------------------
Bruce V. Benator

/s/ Martin J. Blank                        Director
-----------------------------------
Martin J. Blank

/s/ William H. Scott, III                  Director
-----------------------------------
William H. Scott, III

                                            EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
3.1          -   Amended and Restated Articles of Incorporation of the Registrant, as amended
                 (incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to
                 Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the
                 Commission on February 11, 1998)

3.2          -   Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit
                 3.2 to the Registrant's Registration Statement on Form S-1 (Commission File No.
                 333-79929), filed with the Commission on July 22, 1999)

4.1          -   Form of Common Stock Certificate of the Registrant (incorporated by reference to
                 Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form
                 S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

4.2          -   Rights Agreement between Company and Reliance Trust Company as Rights Agent, dated as of December 31, 1997 (incorporated by reference to Exhibit 4.2 to the
                 Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File
                 No. 333-42373), filed with the Commission on February 11, 1998)

10.1         -   Acquisition Agreement by and among the Registrant, SellTel #1, Inc., RenTel #1,
                 Inc., IELC, Inc., HomeTel Systems, Inc., HomeTel Providers Inc., RenTel #2, L.L.C.,
                 SellTel #2, L.L.C., HomeTel Providers Partners, L.P., ITC Service Company, Scott D.
                 Dorfman, Susan Mary Trotochaud, as Custodian For Bradley H. Dorfman, Brent M.
                 Dorfman and Jesse E. Dorfman, and Susan Mary Trotochaud, dated December 15, 1997
                 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration
                 Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on
                 December 16, 1997)

10.2+(a)      -   Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-42373),
                  filed with the Commission on December 16, 1997)

     (b)      -   Amendment No. 1 to Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2(b) to the Registrant's Amendment No. 1 to Registration Statement on
                  Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11,
                  1998)

10.3**        -   2000 Stock Option and Incentive Award Plan

10.4          -   Purchase Agreement for Services between BellSouth Telecommunications, Inc. and the
                  Registrant, effective November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
                  (Commission File No. 000-23741), filed with the Commission on March 26, 1999)

10.5 (a)      -   Form of Indemnification Agreements entered into as of December 11, 1997, by and between the Registrant and each of Messrs. Scott D. Dorfman, David L. Ellin, Larry
                  C. Hanger, Donald L. Colter, Jr., John H. Nichols III, Bruce V. Benator, Martin J.
                  Blank, Campbell B. Lanier, III and William H. Scott, III (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Commission
                  File No. 333-42373), filed with the Commission on December 16, 1997)

     (b)      -   Form of Indemnification Agreements by and between the Registrant and each of Stephen
                  J. Walden and Will Hendrick (incorporated by reference to Exhibit 10.5(b) to the
                  Registrant's Form S-1 (Commission File No. 333-79929))

10.6          -   Lease, dated June 16, 1999, between Lockheed Martin Corporation and the Registrant
                  (incorporated by reference to Exhibit 10.6 to the Registrant's Form S-1 (Commission
                  File No. 333-79929))

10.7          -   Lease, dated April 1, 1996, by and between Weeks Realty, L.P. and the Registrant
                  (incorporated by reference to Exhibit 10.7 to the Registrant's Registration
                  Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on
                  December 16, 1997)

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBITS
-------            -----------------------
10.8          -   Lease, dated December 8, 1997, by and between Weeks Development Partnership and the
                  Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Amendment
                  No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

10.9+         -   Split Dollar Life Insurance Agreement, dated July 10, 1997, by and between the
                  Registrant, Bruce V. Benator, as Trustee of The Scott David Dorfman Family Trust #2,
                  and Scott David Dorfman (incorporated by reference to Exhibit 10.9 to the Registrant's
                  Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373),
                  filed with the Commission on February 11, 1998)

10.10+        -   Innotrac Corporation Deferred Compensation Plan, effective as of October 16, 1997
                  (incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to
                  Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the
                  Commission on February 11, 1998)

10.11+        -   Grantor Trust Agreement dated October 16, 1997, by and between the Registrant and
                  Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant's
                  Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373),
                  filed with the Commission on February 11, 1998)

10.12(a)      -   Amended and Restated Loan and Security Agreement between the Registrant and SouthTrust
                  Bank, N.A., dated January 25, 1999 (incorporated by reference to Exhibit 10.14 to the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission
                  File No. 000-23741), filed with the Commission on March 26, 1999)

     (b)      -   First Amendment to Amended and Restated Loan and Security Agreement by and between the
                  Registrant and SouthTrust Bank, N.A., dated April 29, 1999 10.15+(a) -- 1999 Senior
                  Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission
                  File No. 000-23741), filed with the Commission on March 26, 1999)

10.13**       -   2000 Senior Executive Incentive Compensation Plan

10.14         -   Aircraft Lease by and between SD Holdings, Inc. and the Registrant, dated February 19, 1998
                  (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1998 (Commission File No. 000-23741), filed with the
                  Commission on March 26, 1999)

10.15(a)      -   Contract by and between Market Reps, Inc. And the Registrant, dated June 26, 1998
                  (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 1999)

     (b)      -   Letter Amendment to Contract by and between Market Reps, Inc. and the Registrant, dated
                  August 10, 1998 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration
                  Statement on Form S-1 (Commission File No. 333-79929))

10.16*        -   Master Agreement for Products and Services between the Company and SBC Operations, Inc.
                  effective July 1, 1999 (incorporated by reference to Exhibit 10.17 to the Registrant's
                  Registration Statement on Form S-1 (Commission File No. 333-79929))

13.1**        -   Portions of the Registrant's Annual Report to Shareholders for 1999 incorporated into this
                  Form 10-K

21.1**        -   List of Subsidiaries

23.1**        -   Consent of Arthur Andersen LLP

24.1**        -   Power of Attorney (included on signature page)

27.1**        -   Financial Data Schedule (for Commission use only)

99.1**        -   Proxy Statement for the 2000 Annual Meeting of Shareholders

--------------

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

** Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.