Form 10-Q
period 2000-03-31
INNOTRAC CORP
filed 2000-05-15
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from to

                        Commission file number 000-23740
                                    ---------

                              INNOTRAC CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Georgia                                       58-1592285
        --------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification Number)


         6655 Sugarloaf Parkway Duluth, Georgia                        30097
         --------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code:    (678) 584-4000
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

                                              Outstanding at April 30, 2000
                                              -----------------------------
Common Stock at $.10 par value                      11,214,995 Shares

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Part I. Financial Information                                                                          3

         Item 1.  Financial Statements                                                                 3

                  Consolidated  Balance Sheets (Unaudited) At March 31, 2000 and
                  December 31, 1999                                                                    3

                  Consolidated  Statements of Operations  (Unaudited)
                  for the Three Months Ended March 31, 2000 and 1999                                   3

                  Consolidated  Statements  of Cash  Flows  (Unaudited)  for the
                  Three Months Ended March 31, 2000 and 1999                                           5

                  Condensed Notes to Consolidated Financial Statements March 31,
                  2000 and 1999                                                                        6

         Item 2.  Management's Discussion  and  Analysis  of Financial Condition
                  and Results of Operations                                                       7 - 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          10

Part II. Other Information                                                                            11

          Item 6. Exhibits and Reports On Form 8-K                                                    11

Signatures                                                                                            12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                             INNOTRAC CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)

                                      ASSETS                               March 31, 2000   December 31, 1999
                                      ------                               --------------   -----------------
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents ....................................          $    237          $    894
     Accounts receivable, net .....................................            61,619            52,431
     Inventories ..................................................            31,412            39,503
     Deferred tax assets ..........................................             1,210               583
     Prepaid expenses and other current assets ....................             2,592             1,399
                                                                             --------          --------
               Total current assets ...............................            97,070            94,810
                                                                             --------          --------

Property and equipment:
     Rental equipment .............................................             4,367             4,986
     Computer, machinery and transportation equipment .............            11,009             8,711
     Furniture, fixtures and leasehold improvements ...............             3,296             2,830
                                                                             --------          --------
                                                                               18,672            16,527
     Less accumulated depreciation and amortization ...............            (7,820)           (7,605)
                                                                             --------          --------
                                                                               10,852             8,922
                                                                             --------          --------

Other assets, net .................................................               209               486
                                                                             --------          --------
                                                                             $108,131          $104,218
                                                                             ========          ========


                              LIABILITIES AND  SHAREHOLDERS' EQUITY
                              -------------------------------------

Current liabilities:
     Current portion of long-term debt ............................          $      8          $      8
     Line of credit ...............................................            13,635             7,008
     Accounts payable .............................................             7,000            10,530
     Accrued expenses .............................................             9,187             7,384
                                                                             --------          --------
               Total current liabilities ..........................            29,830            24,930
                                                                             --------          --------

Total noncurrent liabilities ......................................               212                75
                                                                             --------          --------
               Total liabilities ..................................            30,042            25,005
                                                                             --------          --------


Shareholders' equity:
     Common stock .................................................             1,121             1,121
     Additional paid-in capital ...................................            59,701            59,701
     Retained earnings ............................................            17,267            18,391
                                                                             --------          --------
              Total shareholders' equity ..........................            78,089            79,213
                                                                             --------          --------
              Total liabilities and shareholders' equity ..........          $108,131          $104,218
                                                                             ========          ========

The accompanying condensed notes are an integral part of these consolidated statements.

                                     INNOTRAC CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended March 31, 2000 and 1999
                                         (Unaudited)
                           (In thousands except per share amount)

                                                                Three Months Ended March 31,
                                                                   2000             1999
                                                                ---------         ----------
Revenues, net ........................................          $ 47,850           $ 67,320
Cost of revenues .....................................            44,670             58,717
                                                                --------           --------
               Gross margin ..........................             3,180              8,603
                                                                --------           --------

Operating expenses:
       Selling, general and administrative expenses ..             4,172              2,440
       Depreciation and amortization .................               622                379
                                                                --------           --------
                Total operating expenses .............             4,794              2,819
                                                                --------           --------
Operating (loss) income ..............................            (1,614)             5,784
                                                                --------           --------

Other expense (income), net:

       Interest expense ..............................               227                373
       Other .........................................                18                (20)
                                                                --------           --------
                Total other expenses, net ............               245                353
                                                                --------           --------

(Loss) income before income taxes ....................            (1,859)             5,431
Income tax benefit (provision) .......................               735             (2,145)
                                                                --------           --------
                Net (loss) income ....................          $ (1,124)          $  3,286
                                                                ========           ========

Earnings per share:
Net (loss) income per common and common equivalent share:

       Basic                                                    $  (0.10)          $   0.37
                                                                ========           ========

       Diluted                                                  $  (0.10)          $   0.36
                                                                ========           ========

Weighted average common and common equivalent shares:

       Basic                                                      11,215              9,000
                                                                ========           ========

       Diluted                                                    11,215              9,127
                                                                ========           ========

The accompanying condensed notes are an integral part of these consolidated statements.

                                                      INNOTRAC CORPORATION
                                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          (Unaudited)
                                                         (in thousands)

                                                                                                  Three Months Ended March 31,
                                                                                                     2000               1999
                                                                                                   --------           --------
Cash flows from operating activities:
     Net (loss) income ..................................................................          $ (1,124)          $  3,286
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Depreciation and amortization ..................................................               622                379
         Depreciation-rental equipment ..................................................               173                536
         Loss on disposal of rental equipment ...........................................                45                220
         Deferred income taxes ..........................................................              (148)                 3
         Increase in accounts receivable ................................................            (9,188)           (28,659)
         Decrease (increase) in inventories .............................................             8,091             (5,453)
         Increase in prepaid expenses and other assets ..................................            (1,275)              (443)
         (Decrease) increase in accounts payable ........................................            (3,530)            13,878
         Increase (decrease) in accrued expenses and other ..............................             1,816             (1,855)
                                                                                                   --------           --------
              Net cash used in operating activities .....................................            (4,518)           (18,108)
                                                                                                   --------           --------

Cash flows from investing activities:
     Purchases of property and equipment ................................................            (2,764)              (880)
                                                                                                   --------           --------
              Net cash used in investing activities .....................................            (2,764)              (880)
                                                                                                   --------           --------

Cash flows from financing activities:
     Net borrowings under line of credit ................................................             6,627             15,883
     Repayment of long-term debt ........................................................                (2)                 0
                                                                                                   --------           --------
              Net cash provided by financing activities .................................             6,625             15,883
                                                                                                   --------           --------

Net decrease in cash and cash equivalents ...............................................              (657)            (3,105)
Cash and cash equivalents, beginning of period ..........................................               894              3,379
                                                                                                   --------           --------
Cash and cash equivalents, end of period ................................................          $    237           $    274
                                                                                                   ========           ========

Supplemental cash flow disclosures:
     Cash paid for interest .............................................................          $    207           $    325
                                                                                                   ========           ========
     Cash paid for income taxes, net of refunds received ................................          $     77           $  2,486
                                                                                                   ========           ========


The accompanying condensed notes are an integral part of these consolidated statements.

                              INNOTRAC CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and the results of its operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 10-K filing and annual report.

2. Basic earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method) for 1999. For 2000, such effects are excluded as their effect is antidilutive. The following table shows the computation of the number of shares outstanding (in thousands):

                                             Three Months Ended March 31,

                                                  2000               1999
                                            -----------       -----------
                     Basic Shares                11,215             9,000
                     Stock Options                   --               127
                                            -----------       -----------
                     Diluted Shares              11,215             9,127
                                            ===========       ===========

ITEM 2 -

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risks associated with buying, warehousing and renting products to customers; risks associated with the term of our contracts; risks of entering new lines of businesses, particularly e-commerce; reliance on the telecommunications industry; ability to continue and manage growth; the impact of the trend toward outsourcing; dependence on qualified managers and labor force; risks associated with changing technology; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulation; and other factors discussed in more detail under "Business" in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Overview
--------

Innotrac provides customized, technology-based marketing support and distribution services to large corporations that outsource these functions. Since 1994, we have focused on the telecommunications industry because of its high growth characteristics and increasing marketing needs. We provide marketing support services and distribution of Caller ID units, Caller ID telephones and other telecommunications products to BellSouth, Pacific Bell, Southwestern Bell, Ameritech Services, Inc., Bell Atlantic and US West and their customers. Pacific Bell, Southwestern Bell and Ameritech Services, Inc. are all subsidiaries of SBC Communications. During the fourth quarter ended December 31, 1999, we began distributing Digital Subscriber Line Modems (DSL) for BellSouth.net and other internet service providers (ISPs).

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

Under our programs with SBC Communications and the ISPs, like our current contract with BellSouth, we bill the respective telecommunications clients directly for the telecommunications units that are sold to their end users. The clients are then responsible for billing and collecting from their customers. As a result of this change in our payment model, unit prices and our gross margin are lower than historical levels (see "Results of Operations" "Revenues" and "Gross Margin" below). We generally experience lower bad debt expenses, which are included in selling, general and administrative expenses, because telecommunications clients, rather than their end user customers, pay us for the equipment. These lower expenses offset the decline in gross margin. The change in our payment model has had little effect on our operating margin to date.

We have experienced significant growth in revenues in recent years. This growth stems primarily from growth in Caller ID market penetration and our consultative selling with respect to product-based marketing support services. According to industry sources, market penetration of Caller ID services in the United States as of December 31, 1999 was approximately 36.4% and is expected to reach approximately 75% by 2007. We believe that the combined Caller ID penetration for our clients is approximately the same as the industry average. If our clients' penetration fails to increase, our revenues could be adversely affected. We believe opportunities continue to exist in the market areas served by Pacific Bell, a subsidiary of SBC Communications, where market penetration for Caller ID lags behind the national average because regulatory issues delayed the release of Caller ID. Caller ID equipment sales may eventually level off as the Caller ID market matures. We believe that by distributing other telecommunications products such as DSL modems for existing customers, growing our telecommunications company client base and expanding customer distribution channels through e-commerce, we will be able to offset any eventual maturity and lower penetration levels in our Caller ID business. However, there is no guarantee that the gross margins associated with the expansion into these markets will be at historical levels.

The following table sets forth the percentage of total net revenues derived from services provided to each of the following clients for the years ended December 31, 1999, 1998 and 1997 and the three months ended March 31, 2000 and 1999.

                                                            Three Months Ended
                            Year Ended December 31,             March 31,
                        -----------------------------      -------------------
                        1999         1998        1997      2000       1999
                        -----------------------------      -------------------
Pacific Bell ....        31%          25%         8%        25%        29%
Southwestern Bell        20           11         --         25         30
BellSouth .......        34 <F1>      59         16         85         35


         Total ..        90%          95%        93%        82%        94%
                       =====        =====       =====      =====      =====
[FN]
<F1> Includes all marketing support services related to Caller ID equipment.


BellSouth revenue dollars increased 8% and 10% for the years ended December 31, 1999 and 1998, respectively, although as a percentage of net revenues our BellSouth telecommunications business declined. In connection with previously disclosed internal issues at BellSouth, revenues from sales of Caller ID equipment for BellSouth declined 68% in the first quarter of 2000 below first quarter 1999 equipment sales. The Company believes that internal issues at BellSouth will continue to result in a decrease in sales of Caller ID equipment that the Company undertakes for BellSouth. Revenues from Pacific Bell decreased 38% for the first quarter of 2000 compared to 1999 equipment sales. Southwestern Bell Caller ID equipment sales slowed by 43% for the first quarter of 2000 compared to first quarter 1999 equipment sales. The decrease in Pacific Bell and Southwestern Bell revenues was caused by delays by these clients of Caller ID promotional programs. The Company cannot estimate the impact of any such decrease in promotional programs on its net revenues. Declines in Caller ID revenues were partially offset by sales of DSL modems on behalf of a number of clients, including BellSouth.

Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped (including installment sales). Revenues are reduced for estimated product returns and allowances, which are based on our historical experience.

The largest component of our expenses is our cost of revenues which are primarily variable in nature and which includes the following:

         o        the product costs of telecommunications equipment;

         o        depreciation on Caller ID rental equipment;

         o the costs of labor associated with marketing support services for a particular client;

         o        telecommunications   services  costs  (including  call  center
                  support);

         o        information technology support;

         o        materials and freight charges; and

         o        directly allocable facilities costs.


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

Results of Operations
---------------------

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2000 and 1999, respectively. The data has been prepared on the same basis as the annual financial statements. In the opinion of the Company's management, it reflects all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the consolidated financial statements.

                                                          Three Months
                                                       Ended March 31,
                                                      --------------------
                                                       2000          1999
                                                      ------         -----
Revenues, net ..............................          100.0%         100.0
Cost of revenues ...........................           93.4           87.2
                                                      -----          -----
Gross margin ...............................            6.6           12.8
Selling, general and administrative expenses            8.7            3.6
Operating income ...........................           (3.4)           8.6
Interest expense ...........................            0.5            0.6
Income before income taxes .................           (3.9)%          8.1%

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues.  The Company's net revenues  decreased  28.9% to $47.8 million for the
--------
three months ended March 31, 2000 from $67.3 million for the three months ended March 31, 1999. Revenues decreased primarily due to a 46.2% decrease in Caller ID units sold and fulfilled to 1.2 million units, plus a decrease in average per unit prices of Caller ID units offset by a 115,000 unit increase in our e-commerce business, which included sales of 36,000 DSL modems. The Company's reserve for returns and allowances decreased slightly in terms of dollars, but remained the same as a percentage of revenues. The reserve was $1.5 million (3.2% of net revenues) for the three months ended March 31, 2000 compared to $2.1 million (3.2% of net revenues) for the three months ended March 31, 1999.

Cost of  Revenues.  The  Company's  cost of  revenues  decreased  23.9% to $44.7
-----------------
million for the three months ended March 31, 2000 compared to $58.7 million for the three months ended March 31, 1999. Cost of revenues decreased primarily due to a 34.1% decrease in cost of equipment associated with the decrease in units sold by the Company. This decrease was offset by approximately $1.0 million incurred in conjunction with our e-commerce business.

Gross Margin.  For the three months ended March 31, 2000,  the  Company's  gross
-----------
margin decreased 62.8% to $3.2 million as compared to $8.6 million for the three months ended March 31, 1999. The decrease in gross margin was due primarily to the decrease in revenue. Gross margins decreased to 6.6% of revenues from 12.8% of revenues, respectively. Decrease in gross margin, attributed primarily to other direct costs, remained at historical levels while sales decreased by 28.9%. Other direct costs are relatively fixed in nature and are slower to decrease than cost of goods sold. We are currently looking at areas to reduce these other fixed costs.

Selling, General and Administrative Expenses. SG&A expenses for the three months
--------------------------------------------
ended March 31, 2000 increased 71.0% to $4.2 million or 8.7% of revenues compared to $2.4 million or 3.6% of revenues for the three months ended March 31, 1999. The Company's bad debt expense was $727,000 (1.5% of net revenues) for the three months ended March 31, 2000 as compared to $417,000 (0.6% of net revenues) for the three months ended March 31, 1999. The remaining increase of approximately $1.7 million is due to resources dedicated to the development of our e-commerce business.

Income Taxes. The  Company's  effective  tax  rate  for  the  three months ended
------------
March 31, 2000 and 1999 was 39.5%, respectively.

Liquidity and Capital Resources
-------------------------------

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, offerings of equity and debt. The Company had cash and cash equivalents of approximately $237,000 at March 31, 2000. The Company maintains a $40.0 million revolving line of credit with a bank, maturing in June 2002. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At March 31, 2000, the interest rate on the line of credit was 7.16%, and the weighted average interest rate for the three months ended March 31, 2000 was 7.02%. At March 31, 2000, $13.6 million was outstanding under the line of credit.

During the three months ended March 31, 2000 and 1999, the Company used cash at $4.5 million and $18.1 million, respectively, in operating activities. The decrease in use of cash flow from operating activities in 2000 was due to lower working capital requirements resulting from decreases in accounts receivable (principally receivables from Pacific Bell, Southwestern Bell and BellSouth) due to the decreased sales volume and similar decreases in inventory, offset by decreased payables during the first three months of 2000 as compared to the same period in 1999.

During the three months ended March 31, 2000, net cash used in investing activities was $2.8 million as compared to $880,000 in 1999. This increase was primarily due to an increase in technology purchases for our e-commerce applications offset by a reduction in the number of purchases of Caller ID units for rent.

During the three months ended March 31, 2000, the net cash provided by financing activities was $6.6 million compared to $15.9 million used in financing activities in the same period in 1999. This decrease was primarily due to decreased borrowings on our line of credit.

The Company estimates that its cash and financing needs through 2000 will be met by cash flows from operations and its line of credit facility. However, any increase in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources. Any of these might require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities. These opportunities could include acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

Recent Accounting Pronouncements
--------------------------------

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by June 30, 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our exposure to market risks are immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. To the extent that we have borrowings outstanding under our credit facility, we have market risks relating to the amounts of our borrowings because interest rates under the credit facility are variable. Our exposure is immaterial due to the short-term nature of these borrowings.

PART II - OTHER INFORMATION



ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K



        (a)    Exhibits

               Exhibit
               Number     Description
               -------    -----------

                 27       Financial Data Schedule (for SEC use only)

        (b)    Reports on Form 8-K - There were no Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INNOTRAC CORPORATION
                                                    (Registrant)



Date:  May 11, 2000                       By:  /s/ Scott D. Dorfman
                                                   Scott D. Dorfman
                                                   President and Chief Executive
                                                    Officer and Chairman of the
                                                    Board


Date:  May 11, 2000                       By: /s/ David L. Gamsey
                                                  David L. Gamsey
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (on behalf of the Registrant
                                                  and as Chief Accounting
                                                  Officer)