Form 10-Q
period 2000-06-30
INNOTRAC CORP
filed 2000-08-14
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from to

                        Commission file number 000-23740
                                    ---------

                              INNOTRAC CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Georgia                                               58-1592285
     -----------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


    6655 Sugarloaf ParkwayDuluth, Georgia                          30097
    -----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (678) 584-4000
                                                   -----------------------------


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

                                       Outstanding at August 7, 2000
                                       -----------------------------

Common Stock at $.10 par value               11,204,995 Shares


                                      INDEX

Part I. Financial Information

       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets -
                 June 30, 2000 (Unaudited) and December 31, 1999                                                   2

                 Condensed Consolidated Statements of Operations (Unaudited) for the
                 Three Months Ended June 30, 2000 and 1999                                                         3

                 Condensed Consolidated Statements of Operations (Unaudited) for the
                 Six Months Ended June 30, 2000 and 1999                                                           4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                 Six Months Ended June 30, 2000 and 1999                                                           5

                 Notes to Condensed Consolidated Financial Statements                                              6

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             7

       Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                         11

Part II. Other Information

       Item 4.   Submission of Matters to a Vote of Securities Holders                                             12

       Item 6.   Exhibits and Reports on Form 8-K                                                                  12

Signatures                                                                                                         13

Part I - Financial Information

Item 1 - Financial Statements

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                     ASSETS                                       JUNE 30 2000      DECEMBER 31, 1999
                                     ------                                     ----------------    -----------------
                                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents..................................................  $    3,554            $       894
     Accounts receivable, net...................................................      58,402                 52,431
     Inventories, net...........................................................      13,262                 39,503
     Prepaid expenses and other current assets..................................      10,981                  1,982
                                                                                  ----------            -----------
               Total current assets                                                   86,199                 94,810
                                                                                  ----------            -----------

Property and equipment:
     Rental equipment...........................................................       4,123                  4,986
     Computer, machinery and transportation equipment...........................      14,785                  8,711
     Furniture, fixtures and leasehold improvements.............................       3,380                  2,830
                                                                                  ----------            -----------
                                                                                      22,288                 16,527
     Less accumulated depreciation and amortization.............................       8,217                  7,605
                                                                                  ----------            -----------
                                                                                      14,071                  8,922
                                                                                  ----------            -----------

Other assets, net...............................................................         239                    486
                                                                                  ----------            -----------
                                                                                  $  100,509            $   104,218
                                                                                  ==========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY                      June 30, 2000       December 31, 1999
                      -------------------------------------                    ----------------     -----------------
                                                                                 (Unaudited)

Current liabilities:
     Current portion of long-term debt..........................................  $        3            $         8
     Accounts payable...........................................................      19,878                 10,530
     Accrued expenses...........................................................       8,441                  7,384
                                                                                  ----------            -----------
               Total current liabilities........................................      28,322                 17,922
                                                                                  ----------            -----------

Total noncurrent liabilities....................................................       2,350                  7,083
                                                                                  ----------            -----------
               Total liabilities................................................      30,672                 25,005
                                                                                  ----------            -----------

Minority interest in subsidiary.................................................         954                      -
                                                                                  ----------            -----------

Shareholders' equity:
     Common stock...............................................................       1,121                  1,121
     Additional paid-in capital.................................................      59,701                 59,701
     Retained earnings..........................................................       8,061                 18,391
                                                                                  ----------            -----------
              Total shareholders' equity........................................      68,883                 79,213
                                                                                  ----------            -----------
              Total liabilities and shareholders' equity........................  $  100,509            $   104,218
                                                                                  ==========            ===========

The  accompanying  notes  are an  integral  part of  these condensed consolidated statements.

                              INNOTRAC CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       Three Months Ended June 30,
                                                                                          2000             1999
                                                                                       -----------      -----------
Revenues, net...................................................................       $    50,352      $    57,496
Cost of revenues................................................................            42,240           45,776
Special charges.................................................................             7,477                -
                                                                                       -----------      -----------
               Gross margin.....................................................               635           11,720
                                                                                       -----------      -----------

Operating expenses:
       Selling, general and administrative expenses.............................             6,568            4,960
       Special charges..........................................................             8,472                -
       Depreciation and amortization............................................               932              891
                                                                                       -----------      -----------
                Total operating expenses........................................            15,972            5,851
                                                                                       -----------      -----------
Operating (loss) income.........................................................           (15,337)           5,869
                                                                                       -----------      -----------

Other expenses, net.............................................................               109              472
                                                                                       -----------      -----------

(Loss) income before income taxes...............................................           (15,446)           5,397
Income tax benefit (provision) .................................................             6,240           (2,131)
                                                                                       -----------      -----------
                Net (loss) income...............................................       $    (9,206)     $     3,266
                                                                                       ===========      ===========

Earnings per share:

Basic and diluted earnings per share (See Note 4):

       Basic....................................................................       $      (0.82)    $      0.36
                                                                                       ============     ===========

       Diluted..................................................................       $      (0.82)    $      0.36
                                                                                       ============     ===========

Weighted average shares outstanding:

       Basic....................................................................             11,215           9,000
                                                                                       ============     ===========

       Diluted..................................................................             11,215           9,170
                                                                                       ============     ===========


                The  accompanying  notes  are an  integral  part of  these condensed consolidated statements.

                              INNOTRAC CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        Six Months Ended June 30,
                                                                                          2000              1999
                                                                                       ----------       -----------
Revenues, net...................................................................       $   98,202       $   124,816
Cost of revenues................................................................           83,334           101,814
Special charges.................................................................            7,477                 -
                                                                                       ----------       -----------
               Gross margin.....................................................            7,391            23,002
                                                                                       ----------       -----------

Operating expenses:
       Selling, general and administrative expenses.............................           14,144             9,544
       Special charges..........................................................            8,472                 -
       Depreciation and amortization............................................            1,727             1,806
                                                                                       ----------       -----------
                Total operating expenses........................................           24,343            11,350
                                                                                       ----------       -----------
Operating (loss) income.........................................................          (16,952)           11,652
                                                                                       ----------       -----------

Other expenses, net.............................................................              353               825
                                                                                       ----------       -----------

(Loss) income before income taxes...............................................          (17,305)           10,827
Income tax benefit (provision) .................................................            6,975            (4,276)
                                                                                       ----------       -----------
                Net (loss) income...............................................       $  (10,330)      $     6,551
                                                                                       ==========       ===========

Earnings per share:

Basic and diluted earnings per share (See Note 4):

       Basic....................................................................       $    (0.92)      $      0.72
                                                                                       ==========       ===========

       Diluted..................................................................       $    (0.92)      $      0.72
                                                                                       ==========       ===========

Weighted average shares outstanding:

       Basic....................................................................           11,215             9,000
                                                                                       ==========       ===========

       Diluted..................................................................           11,215             9,144
                                                                                       ==========       ===========

         The  accompanying  notes  are an  integral  part of  these condensed consolidated statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          2000               1999
                                                                                     ------------       -------------

Cash flows from operating activities:
     Net (loss) income...........................................................    $   (10,330)       $     6,551
     Adjustments to reconcile net (loss) income to net cash provided by (used in)
         operating activities:
         Depreciation and amortization...........................................          1,727              1,806
         Loss on disposal of property and equipment..............................            451                302
         Minority interest in subsidiary.........................................            (46)                 -
         Deferred income taxes...................................................            372              1,302
         Increase in accounts receivable.........................................         (5,971)            (8,681)
         Decrease (increase) in inventories......................................         26,241            (14,837)
         Increase in prepaid expenses and other..................................         (8,584)              (464)
         Increase in accounts payable............................................          9,348              2,542
         Increase (decrease) in accrued expenses.................................          1,082             (6,830)
                                                                                     -----------        -----------
              Net cash provided by (used in) operating activities................         14,290            (18,309)
                                                                                     -----------        -----------

Cash flows from investing activities:
     Purchases of property and equipment.........................................          7,313)            (1,803)
     Other.......................................................................            (32)                 -
                                                                                     -----------        -----------
              Net cash used in investing activities..............................         (7,345)            (1,803)
                                                                                     -----------        -----------

Cash flows from financing activities:
     Net (repayments) borrowings under line of credit............................         (5,278)            17,166
     Repayment of long-term debt.................................................             (7)                (2)
     Proceeds from issuance of stock in subsidiary...............................          1,000                  -
     Distributions to shareholders, members and partners.........................            -                  (70)
                                                                                     -----------        -----------
              Net cash (used in) provided by financing activities................         (4,285)            17,094
                                                                                     -----------        -----------

Net increase (decrease) in cash and cash equivalents.............................          2,660             (3,018)
Cash and cash equivalents, beginning of period...................................            894              3,379
                                                                                     -----------        -----------
Cash and cash equivalents, end of period.........................................    $     3,554        $       361
                                                                                     ===========        ===========

Supplemental cash flow disclosures:

     Cash paid for interest......................................................    $       430        $       797
                                                                                     ===========        ===========

     Cash paid for income taxes, net of refunds received.........................    $        77        $     2,955
                                                                                     ===========        ===========

            The  accompanying  notes  are an  integral  part of  these condensed consolidated statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and the results of its operations for the interim periods presented. All such adjustments are of a normal and recurring nature except those specified otherwise. The results of operations for the three months ended June 30, 2000 are not indicative of the results to be expected for the balance of the year ending December 31, 2000. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 10-K filing and annual report.

2. Some balances relating to the three and six months ended June 30, 1999 have been reclassified to conform with the three and six months ended June 30, 2000 presentation.

3. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the Company's stock options (using the treasury stock method) for 1999. For 2000, such effects are excluded as their effect is antidilutive. The following table shows the computation of the number of shares outstanding:

                                       Three Months Ended June 30,          Six Months Ended June 30,
                                         2000              1999               2000              1999
                                      -----------      -----------         -----------       ----------
         Basic Shares                      11,215            9,000              11,215            9,000
         Stock Options                          -              170                   -              144
                                      -----------      -----------         -----------       ----------
         Diluted Shares                    11,215            9,170              11,215            9,144
                                      ===========      ===========         ===========       ==========

4. During the quarter ended June 30, 2000, the Company incurred special charges of $15.9 million. The majority of the charge was associated with the Company's migration towards fee for service business and included charges for inventory, accounts receivable and other items. This charge equated to ($0.85) loss per share. On a pro forma basis, excluding these special charges, the Company's earnings per share was $0.03.

ITEM 2 -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risks associated with buying, warehousing and renting products to customers; risks associated with the term of our contracts; risks of entering new lines of businesses, particularly e-commerce; reliance on the telecommunications industry; the impact of the trend toward outsourcing; dependence on qualified managers and labor force; risks associated with changing technology; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulation; and other factors discussed in more detail under "Business" in the Company's annual report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

Innotrac provides customized, technology-based marketing support and fulfillment services to large corporations that outsource these functions. Since 1994, we have had a high focus on the telecommunications industry because of its growth characteristics and increasing marketing needs. We provide marketing support services and fulfillment of Caller ID equipped telephones and other telecommunications products to BellSouth, Pacific Bell, Southwestern Bell, Ameritech Services, Inc., Bell Atlantic and US West and their customers. For the six months ended June 30, 2000 and 1999, the Company's three largest telecommunications clients represented 66% and 93% of total revenues respectively. During 1999, we began distributing Digital Subscriber Line Modems (DSL modems) for BellSouth and other internet service providers (ISPs). During 2000, the Company began to expand its e-commerce business with the Coca-Cola Company, Kodak, Haggar and others. This continues to be a major initiative of the Company and will help further reduce reliance on its telecommunications clients.

We have begun to convert our clients to a fee for service model. For a majority of our clients, the Company will no longer purchase and sell Caller ID equipped phones and other telecommunications equipment from third party manufacturers. Instead the Company will warehouse products on a consignment basis and fulfill equipment on behalf of our customers for a fee. Management believes that this new model will substantially reduce revenue, however, since the Company will no longer have inventory risk or cost of equipment, gross margins, and more importantly, operating cash flows should improve.

The Company receives most of its orders either through  electronic data exchange
(EDI) or the internet. On a same day basis, depending on product availability, the Company picks, packs and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support and level one technical inquiries.

Historically, the Company experienced significant growth in units and revenues. This growth stemmed primarily from growth in Caller ID market penetration and our consultative selling with respect to product-based marketing support services. Due to the conversion to our fee for service inventory consignment model, management believes that in the future revenues will decline but unit growth should continue, although at a more modest pace. According to industry sources, market penetration of Caller ID services in the United States as of December 31, 1999 was approximately 36.4% and is expected to reach approximately 75% by 2007. Caller ID equipment sales have begun to level off as the Caller ID market has matured. We believe that by distributing other telecommunications products such as DSL modems for new and existing customers and expanding customer distribution channels through e-commerce, we will be able to offset the maturity in our Caller ID business.

On May 17, 2000, the Company invested in a new venture, Return.com Online, Inc. (Return.com) with its equity partner, Mail Boxes Etc. (MBE), to process product returns for online and catalog retailers. Return.com is the first full-service returns portal supported by the convenience of 3,400 physical locations. Customers returning merchandise purchased online, or by catalog or phone, can simply take the item to any participating MBE location in the U.S. for packaging and shipping. Return.com's Instacredit (TM) service, available later this year, will allow many customers to receive authorization for an immediate merchandise credit on their credit card--rather than waiting weeks for the return to be processed by the merchant.

Return.com operates a Web portal that will leverage MBE's locations and Innotrac's customer care centers and reverse logistics operations. Information from all these entities will be entered into Return.com's database, enabling quick, accurate and informative customer service. When buyers wish to return merchandise, they simply click on the Return.com icon on the merchant's Web site, go directly to the Return.com portal or call a toll-free number.
Return.com will then verify the information about the merchandise to be returned, and direct the customer to a MBE location where an Instacredit will be authorized and the returned merchandise will be dropped off for shipping. The merchant can then have the return sent to either its warehouse, Innotrac or to the manufacturer, or sold through the Return.com disposition network.

Innotrac has invested $3.0 million in this subsidiary and has committed to fund an additional $3.0 million when needed. MBE has invested $1.0 million and has the right to invest an additional $3.0 million through December 31, 2000. Currently, Innotrac owns 86% of this subsidiary. However, should MBE elect to further invest, the Company's ownership position could be diluted down to as low as 60%. We anticipate that the further investment by MBE will occur, but there are no guarantees or requirements. As a result of this ownership structure, the Company has consolidated the results of operations and financial position of Return.com in the attached condensed consolidated financial statements. We expect Return.com to generate significant operating losses for the balance of 2000 and into 2001.

In the quarter ended June 30, 2000, the Company incurred special charges of $15.9 million. The majority of the charges were associated with the Company's migration towards fee for service business and included charges for inventory, accounts receivable and other items.

Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped (including installment sales). Revenues are reduced for estimated product returns and allowances, which are based on our historical experience.

The largest component of our expenses is our cost of revenues which are primarily variable in nature and which includes the following:

         o   the product costs of telecommunications equipment;
         o   the costs of labor associated with marketing support services;
         o   telecommunications services costs;
         o   materials and freight charges; and
         o   directly allocable facilities costs.


A second component of our expenses includes selling, general and administrative, or SG&A, expenses. This expense item is comprised of information technology, financial, human resources, administrative and marketing functions that are not allocable to specific client services. SG&A expenses tend to be fixed in nature. A significant investment, beyond normal levels, is being expended on information technology during 2000 to complete the Company's migration to a new fully integrated warehouse management, procurement, inventory, billing and general ledger system. This migration should be completed in 2000 and therefore management expects such expenditures to return to normal levels in 2001.

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2000 and 1999, respectively. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company's management, it reflects all adjustments, consisting of both a $15.9 million special charge recorded in the quarter ended June 30, 2000 and normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the
detailed  information   contained  in  the  condensed   consolidated   financial
statements.

                                                            Three Months                Six Months
                                                           Ended June 30,              Ended June 30,
                                                           --------------              --------------
                                                          2000          1999          2000          1999
                                                          ----          ----          ----          ----
Revenues.............................................     100.0%        100.0%        100.0%        100.0%
Cost of revenues.....................................      83.9          79.6          84.9          81.6
Special charges......................................      14.8           0.0           7.6           0.0
                                                         ------        ------        ------        ------
Gross margin.........................................       1.3          20.4           7.5          18.4
Selling, general and administrative expenses.........      13.0           8.6          14.4           7.7
Special charges......................................      16.9           0.0           8.6           0.0
Depreciation and amortization........................       1.9           1.6           1.8           1.4
                                                         ------        ------        ------        ------
Operating (loss) income..............................     (30.5)         10.2         (17.3)          9.3
Other expense, net...................................       0.2           0.8           0.3           0.7
                                                         ------        ------        ------        ------
(Loss) income before income taxes....................     (30.7)          9.4         (17.6)          8.7
Income tax benefit (provision).......................      12.4          (3.7)          7.1         (3.4)
                                                         ------        ------        ------        ------
Net (loss) income....................................     (18.3)%         5.7%        (10.5)%        5.3%
                                                         ======        ======        ======        ======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES. The Company's net revenues decreased 12.4% to $50.4 million for the three months ended June 30, 2000 from $57.5 million for the three months ended June 30, 1999. The decrease in revenue was primarily due to a decrease in Caller ID units distributed plus a decrease in average per unit prices of Caller ID units offset by an increase in our e-commerce business, which included sales or fulfillment of approximately 37,000 DSL modems.

COST OF REVENUES. The Company's cost of revenues decreased 7.7% to $42.2 million for the three months ended June 30, 2000 compared to $45.8 million for the three months ended June 30, 1999. Cost of revenues decreased primarily due to the decrease in units sold or fulfilled by the Company.

SPECIAL CHARGES. The Company recorded special charges of $7.5 million for inventory writedowns and write-offs during the three months ended June 30, 2000.

GROSS MARGIN. For the three months ended June 30, 2000, the Company's gross margin decreased 94.6% to $635,000 compared to $11.7 million for the three months ended June 30, 1999. The decrease in gross margin was due primarily to special charges of $7.5 million plus the decrease in units sold or fulfilled. Exclusive of the special charges, gross margins decreased to 16.1% of net revenues from 20.4% of net revenues, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended June 30, 2000 increased 32.4% to $6.6 million or 13.0% of revenues compared to $5.0 million or 8.6% of revenues for the three months ended June 30, 1999. This increase is due to significant investments, beyond normal levels, being expended on information technology during 2000 to complete the Company's migration to a new fully integrated warehouse management, procurement, inventory, billing and general ledger system.

SPECIAL CHARGES. The Company recorded special charges of $8.4 million for accounts receivable and other write-offs during the six months ended June 30, 2000. The majority of these special charges were related to the fee for service conversion.

INCOME TAXES. The Company's effective tax rate for the three months ended June 30, 2000 and 1999 was 39.5%, respectively.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED 1999

REVENUES. The Company's net revenues decreased 21.3% to $98.2 million for the six months ended June 30, 2000 from $124.8 million for the six months ended June 30, 1999. The decrease in revenue was primarily due to a 45.2% decrease in Caller ID units distributed plus a decrease in average per unit prices of Caller ID units offset by an increase in our e-commerce business, which included sales and fulfillment of approximately 72,000 DSL modems.

COST OF REVENUES. The Company's cost of revenues decreased 18.2% to $83.3 million for the six months ended June 30, 2000 compared to $101.8 million for the six months ended June 30, 1999. Cost of revenues decreased primarily due to the decrease in units sold by the Company.

SPECIAL CHARGES. The Company recorded special charges of $7.5 million for inventory writedowns and write-offs during the three months ended June 30, 2000.

GROSS MARGIN. For the six months ended June 30, 2000, the Company's gross margin decreased 67.9% to $7.4 million compared to $23.0 million for the six months ended June 30, 1999. The decrease in gross margin was due primarily to special charges of $7.5 million plus the decrease in units sold and fulfilled. Exclusive of the special charges, gross margins decreased to 15.1% of net revenues from 18.4% of net revenues, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the six months ended June 30, 2000 increased 48.2% to $14.1 million or 14.4% of revenues compared to $9.5 million or 7.7% of revenues for the six months ended June 30, 1999. This increase is due to a significant investment, beyond normal levels, being expended on information technology during 2000 to complete the Company's migration to a new, fully integrated warehouse management, procurement, inventory, billing and general ledger system. This migration should be completed in 2000 and therefore such expenditures will return to normal levels in 2001.

SPECIAL CHARGES. The Company recorded special charges of $8.4 million for accounts receivable and other write-offs during the six months ended June 30, 2000. The majority of the special charges were related to the fee for service conversion.

INCOME TAXES. The Company's effective tax rate for the three months ended June 30, 2000 and 1999 was 39.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, equity offerings. The Company had cash and cash equivalents of approximately $3.6 million at June 30, 2000, including $3.0 million, which is committed to the startup and development of Return.com. The Company maintains a $40.0 million revolving line of credit with a bank, maturing in June 2002. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At June 30, 2000, the interest rate on the line of credit was 7.93%, and the weighted average interest rate for the six months ended June 30, 2000 was 6.29%. At June 30, 2000, $1.7 million was outstanding under the line of credit.

During the six months ended June 30, 2000, the Company generated $14.3 million in cash flow from operating activities compared to the use of $18.3 million in cash flow from operating activities in the same period in 1999. The generation of cash flow from operating activities for the six months ended June 30, 2000 compared to the use of cash flow from operating activities in the same period in 1999 was due primarily to the decrease in inventory levels attributable to the Company's migration towards a fee for service business model.

During the six months ended June 30, 2000, net cash used in investing activities was $7.3 million in 2000 as compared to $1.8 million in 1999. This increase was primarily due to an increase in technology purchases for our e-commerce applications and internal systems development.

During the six months ended June 30, 2000, the net cash used in financing activities was $4.3 million compared to $17.1 million provided by financing activities in the same period in 1999. This use of cash was primarily due to repayments of borrowings under the Company's line of credit.

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


RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, which must be adopted by January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments--including certain derivative instruments embedded in other contracts--and for hedging activities. Adoption of this statement will not have a material impact on our consolidated financial statements.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 17, 2000 the Company held its annual meeting of shareholders. A quorum of 10,977,089 out of 11,214,995 shares eligible to be voted (97.9%) were represented at the meeting either in person or by proxy. The purpose of the meeting was to re-elect two directors whose terms expired in 2000, approve the Company's 2000 Stock Option and Incentive Award Plan and approve the Company's Senior Executive Compensation Plan. At the meeting, Messrs. William H. Scott, III and Martin J. Blank were both re-elected for a three-year term, which expires 2003, and both the 2000 Stock Option and Incentive Award Plan and the Senior Executive Compensation Plan were approved. For both nominees, the number of votes cast in favor was 10,352,819, against was 624,270, and the number of abstentions and broker non-votes was zero. With respect to the 2000 Stock option and Incentive Plan, 9,485,392 shares were voted in favor, 1,460,407 shares were voted against and 31,290 shares abstained. With respect to the Senior Executive Compensation Plan, 10,167,934 shares were voted in favor, 771,905 shares were voted against and 37,250 shares abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

            Exhibit
            Number         Descripton
            ------         ----------

             10.1          Return.com Online, Inc. Shareholder Agreement
               27          Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no Form 8-K filings during the quarter ended June 30,2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INNOTRAC CORPORATION
                                           ........................
                                           (Registrant)



        Date:  August 14, 2000             By: /s/ Scott D. Dorfman
                                               Scott D. Dorfman
                                               President and Chief Executive
                                               Officer and Chairman of the Board


        Date:  August 14, 2000             By: /s/ David L. Gamsey
                                               David L. Gamsey
                                               Senior Vice President , Chief
                                               Financial Officer and Secretary
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

            Exhibit
            Number         Descripton
            ------         ----------

             10.1          Return.com Online, Inc. Shareholder Agreement
               27          Financial Data Schedule (for SEC use only)