Form 10-Q/A
period 2000-06-30
INNOTRAC CORP
filed 2000-08-21
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

            Exhibit
            Number         Descripton
            ------         ----------

            10.1 Return.com Online, Inc. Shareholder Agreement (previously filed with the Securities and Exchange Commission on August 14, 2000 on Quarterly Report on Form 10-Q)

             10.2          Amended and Restated Employment Agreement  *

               27 Financial Data Schedule (for SEC use only) (previously filed with the Securities and Exchange Commission on August 14, 2000 on Quarterly Report on Form 10-Q)
*  Filed herewith

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


                                           INNOTRAC CORPORATION
                                           ........................
                                           (Registrant)



        Date:  August 21, 2000             By: /s/ Scott D. Dorfman
                                               Scott D. Dorfman
                                               President and Chief Executive
                                               Officer and Chairman of the Board


        Date:  August 21, 2000             By: /s/ David L. Gamsey
                                               David L. Gamsey
                                               Senior Vice President , Chief
                                               Financial Officer and Secretary
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

            Exhibit
            Number         Descripton
            ------         ----------

             10.1 Return.com Online, Inc. Shareholder Agreement (previously filed with the Securities and Exchange
                            Commission on August 14, 2000 on Quarterly Report on Form 10-Q)

             10.2          Amended and Restated Employment Agreement  *

               27 Financial Data Schedule (for SEC use only) (previously filed with the Securities and Exchange
                            Commission on August 14, 2000 on Quarterly Report on Form 10-Q)
*  Filed herewith