Form 10-Q
period 2000-09-30
INNOTRAC CORP
filed 2000-11-13
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at November 7, 2000

Common Stock at $.10 par value	11,184,595 Shares

Part I -- Financial Information

Item 1 -- Financial Statements

The following consolidated financial statements of Innotrac Corporation, a Georgia corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1 0-K filing and annual report.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999
(In thousands)

ASSETS	September 30, 2000	December 31, 1999
	(Unaudited)
Curent assets
Cash and cash equivalents	$18,435	$894
Accounts receivable, net	42,898	52,431
Inventories, net	15,290	39,503
Prepaid expenses and other current assets	8,434	1,982
Total current assets	85,057	94,810

Property and equipment:
Rental equipment	3,777	4,986
Computer, machinery and transportation equipment	16,500	8,711
Furniture, fixtures and leasehold improvements	3,430	2,830
	23,707	16,527
Less accumulated depreciation and amortization	9,031	7,605
	14,676	8,922

Other assets, net	283	486
	$100,016	$104,218
	========	=========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,122	$10,530
Accrued expenses	7,709	7,392
Total current liabilities	28,831	17,922
	1,232	7,083
Total noncurrent liabilities
Total liabilities	30,063	25,005

Minority interest in subsidiary	900	-

Shareholders' equity:
Common stock	1,121	1,121
Additional paid-in capital	59,701	59,701
Retained earnings	8,381	18,391
Treasury stock	(150)	-
Total shareholders' equity	69,053	79,213
Total liabilities and shareholders' equity	$100,016	$104,218
	========	=========

 The accompanying notes are an integral part of these condensed consolidated statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2000	1999
Revenues, net	$50,284	$51,660
Cost of revenues	38,540	37,326

Gross margin	11,744	14,334

Operating expenses:
Selling, general and administrative expenses	10,295	9,421
Depreciation and amortization	1,166	838
Total operating expenses	11,461	10,259
Operating income	283	4,075

Other (income) expenses, net	(121)	270

Income before income taxes and minority interest	404	3,805
Income tax provision	(139)	(1,502)
Minority interest in subsidiary, net of tax benefit of $35 and $ 0, respectively	(54)	--
Net income	$319	$2,303
	==========	==========
Earnings per share:

Basic and diluted earnings per share:

Basic	$0.03	$0.22
	==========	==========
Diluted.	$0.03	$0.22
	==========	==========

Weighted average shares outstanding:

Basic	11,200	10,392
	==========	==========
Diluted	11,200	10,583
	==========	==========

The accompanying notes are an integral part of these condensed consolidated statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2000	1999
Revenues, net	$149,031	$176,477
Cost of revenues	117,794	131,160
Special charges	7,477	-

Gross margin	23,760	45,317

Operating expenses:
Selling, general and administrative expenses	28,982	26,946
Special charges	8,473	-
Depreciation and amortization	2,893	2,644
Total operating expenses	40,348	29,590
Operating (loss) income	(16,588)	15,727

Other expenses, net	359	1,095

(Loss) income before income taxes and minority interest	(16,947)	14,632
Income tax benefit (provision)	6,836	(5,778)
Minority interest in subsidiary, net of tax benefit of $65 and $ 0, respectively	(100)	--
Net (loss) income	$(10,011)	$8,854
	========	========

Earnings per share:

Basic and diluted earnings per share (see Note 3):

Basic	$(0.89)	$0.94
	========	========
Diluted	$(0.89)	$0.92
	========	========
Weighted average shares outstanding:

Basic	11,209	9,419
	========	========
Diluted	11,209	9,577
	========	========

The accompanying notes are an integral part of these condensed consolidated statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine months ended September 30, 2000 and 1999
(Unaudited)
(In thousands)

	2000	1999
Cash flows from operating activities:
Net (loss) income	$(10,011)	$8,854
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,893	2,644
Loss on disposal of property and equipment	454	412
Minority interest in subsidiary	(100)	-
Deferred income taxes	602	1,487
Decrease (increase) in accounts receivable	9,533	(21,082)
Decrease (increase) in inventories	24,213	(26,572)
(Increase) decrease in prepaid expenses and other	(5,709)	534
Increase in accounts payable and accrued expenses	10,955	2,334
Net cash provided by (used in) operating activities	32,830	(31,389)

Cash flows from investing activities:
Purchases of property and equipment	(9,077)	(3,811)
Other	(45)	-
Net cash used in investing activities	(9,122)	(3,811)

Cash flows from financing activities:
Net repayments under line of credit	(7,008)	(2,655)
Repayment of long-term debt	(9)	(63)
Proceed from public offering, stock options and other, net	-	35,114
Proceeds from issuance of stock in subsidiary	1,000	-
Purchase of treasury stock	(150)	-
Net cash (used in) provided by financing activities	(6,167)	32,396

Net increase (decrease) in cash and cash equivalents	17,541	(2,804)
Cash and cash equivalents, beginning of period	894	3,379
Cash and cash equivalents, end of period	$18,435	$575
	========	========
Supplemental cash flow disclosures:

Cash paid for interest	$132	$1,173
	========	========
Cash paid for income taxes, net of refunds received	$(2,274)	$5,132
	========	========

The accompanying notes are an integral part of these condensed consolidated statements.

Financial Statements-Continued

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 for the fiscal year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.	EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except per share data.) Options outstanding to purchase shares of the Company's common stock were not included in the computation of diluted EPS for the three months and nine months ended September 30, 2000 because their effect would be anti-dilutive if exercised.

	Three Months Ended		Nine Months Ended
	September 30,
	2000	1999	2000	1999
Net income (loss)	$ 319	$ 2,303	($10,011)	$ 8,854

Basic earnings per share:
Weighted average shares outstanding	11,200	10,392	11,209	9,419
Per share amount	$ 0.03	$ 0.22	(0.89)	0.94
	======	=======	======	=======
Diluted earnings per share:
Weighted average shares outstanding	11,200	10,392	11,209	9,419
Effect of dilutive securities:
Employee and director stock options	-	191	-	158
Weighted average shares
assuming dilution	11,200	10,583	11,209	9,577

Per share amount	$ 0.03	$ 0.22	($ 0.89)	$ 0.92
	======	=======	======	=======

3.	SPECIAL CHARGES

During the quarter ended June 30, 2000, the Company incurred special charges of $15.9 million. The majority of the charge was associated with the Company's migration towards fee for service business and included charges for inventory, accounts receivable and other items. This charge equated to ($0.85) loss per share.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting SFAS 133 and 138 will not have a material impact upon the Company's results of operations or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No.101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. Management believes that the Company's revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

ITEM 2 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risks associated with buying, warehousing and owning products for customers; risks associated with the terms of our contracts; risks of entering new lines of businesses, particularly e-commerce; reliance on the telecommunications industry; the impact of the trend toward outsourcing; risks associated with changing technology; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulation; and other factors discussed in more detail under "Business" in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Overview

Innotrac provides customized, technology-based marketing support and fulfillment services to large corporations that outsource these functions. Since 1994, the Company has a high focus on the telecommunications industry because of its growth characteristics and increasing marketing needs. The Company provides marketing support services and fulfillment of Caller ID equipped telephones and Digital Subscriber Line Modems ("DSL modems"), and other telecommunications products to BellSouth, Pacific Bell, Southwestern Bell, Ameritech Services, Inc., Bell Atlantic and Qwest and their customers. For the nine months ended September 30, 2000 and 1999, the Company's three largest clients represented 78.5% and 89.5% of total revenues, respectively. During 2000, the Company began a major initiative to expand customer distribution channels through e-commerce to diversify its client base. The Company's e-commerce clients include the Coca-Cola Company, Kodak, Haggar, and Ocean Pacific, amongst others.

The Company has begun to convert its clients to a fee for service model. For a majority of our clients, the Company will no longer purchase and sell Caller ID equipped phones, DSL modems and other telecommunications equipment from third party manufacturers. Instead, the Company will warehouse products on a consignment basis and fulfill equipment on behalf of our customers for a fee. In certain cases, the Company may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. Management believes that this new model will substantially reduce revenues as pass through cost of purchased equipment will no longer be included in revenues; however, since the Company will no longer have inventory risk or cost of equipment, gross margins, and more importantly, operating cash flows should improve.

The Company receives most of its orders either through electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support and level one technical inquiries.

On May 17, 2000, the Company invested in a new venture, Return.com Online, Inc. ("Return.com") with its equity partner, Mail Boxes Etc. ("MBE"), to process product returns for online and catalog retailers. Return.com is the first full-service returns portal supported by the convenience of 3,400 physical locations. Customers returning merchandise purchased online, or by catalog or phone, can simply take the item to any participating MBE location in the U.S. for packaging and shipping. Return.com's Instacredit ™ service, available early next year, will allow many customers to receive authorization for an immediate merchandise credit on their credit card-rather than waiting weeks for the return to be processed by the merchant.

Return.com operates a Web portal that leverages MBE's locations and Innotrac's customer care centers and reverse logistics operations. Information from all of these entities is entered into Return.com's database, enabling quick, accurate and informative customer service. When buyers wish to return merchandise, they simply click on the Return.com icon on the merchant's Web site, go directly to the Return.com portal or call a toll-free number. Return.com then verifies the information about the merchandise to be returned, and direct the customer to a MBE location where an Instacredit will be authorized and the returned merchandise will be dropped off for shipping. The merchant can then have the return sent to either its warehouse, Innotrac or to the manufacturer, or sold through the Return.com disposition network.

Innotrac has invested $3.0 million in this subsidiary and has committed to fund an additional $3.0 million when needed. MBE has invested $1.0 million, through October 2000, and has the right to invest an additional $3.0 million through December 31, 2000. As of September 30, 2000, Innotrac owned 86% of this subsidiary. However, should MBE elect to further invest, the Company's ownership position could be diluted down to as low as 60%. Management anticipates that further investment by MBE will occur, but there are no guarantees or requirements. As a result of this ownership structure, the Company has consolidated the results of operations and financial position of Return.com in the attached condensed consolidated financial statements. The Company expects Return.com to generate significant operating losses for the balance of 2000 and into 2001.

In the quarter ended June 30, 2000, the Company incurred special charges of $15.9 million. The majority of the charges were associated with the Company's migration towards fee for service business and included charges for inventory, accounts receivable and other items.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2000 and 1999, respectively. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects all adjustments, consisting of both a $15.9 million special charge recorded in the quarter ended June 30, 2000 and normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.6	72.3	79.1	74.3
Special charges	0.0	0.0	5.0	0.0
Gross margin	23.4	27.7	15.9	25.7
Selling, general and administrative expenses	20.5	18.2	19.4	15.3
Special charges	0.0	0.0	5.7	0.0
Depreciation and amortization	2.3	1.6	1.9	1.5
Operating income (loss)	0.6	7.9	(11.1)	8.9
Other (income) expense, net	(0.2)	0.5	0.2	0.6
Income (loss) before income taxes
and minority interest	0.8	7.4	(11.3)	8.3
Income tax (provision) benefit	(0.3)	(2.9)	4.6	(3.3)
Minority interest in subsidiary	(0.1)	-	(0.0)	-
Net income (loss)	0.6%	4.5%	(6.7)%	5.0%
	====	=====	=====	=====

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues. The Company's net revenues decreased 2.7% to $50.3 million for the three months ended September 30, 2000 from $51.7 million for the three months ended September 30, 1999. The decrease in revenue is consistent with the Company's switch to a fee for service model offset by an increase in DSL modems fulfilled.

Cost of Revenues. The Company's cost of revenues increased 3.3% to $38.5 million for the three months ended September 30, 2000 compared to $37.3 million for the three months ended September 30, 1999. Cost of revenues increased primarily due to an increase in outbound telemarketing costs to obtain sales plus a slight increase in fulfillment center labor.

Gross Margin. For the three months ended September 30, 2000, the Company's gross margin decreased 18.1% to $11.7 million compared to $14.3 million for the three months ended September 30, 1999. The decrease in gross margin was due primarily to the increase in outbound telemarketing costs and the slight increase in fulfillment center labor.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2000 increased 9.6% to $10.3 million or 20.5% of revenues compared to $9.4 million or 18.2% of revenues for the three months ended September 30, 1999. This increase is due to significant investments, beyond normal levels, being expended on information technology during 2000 to complete the Company's migration to a new fully integrated warehouse management, procurement, inventory, billing and general ledger system. Management expects such expenditures to return to normal levels in 2001. Additionally, S,G&A expenses in 2000 include costs associated with the Company's subsidiary, Return.com, which was formed in May 2000.

Income Taxes. The Company's effective tax rate for the three months ended September 30, 2000 and 1999 was 39.5%.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues. The Company's net revenues decreased 15.6% to $149.0 million for the nine months ended September 30, 2000 from $176.5 million for the nine months ended September 30, 1999. The decrease in revenue is consistent with the Company's switch to a fee for service model, offset by an increase in DSL modems fulfilled.

Cost of Revenues. The Company's cost of revenues decreased 10.2% to $117.8 million for the nine months ended September 30, 2000 compared to $131.2 million for the nine months ended June 30, 1999. Cost of revenues decreased primarily due to the decrease in units sold and fulfilled by the Company.

Special charges. The Company recorded special charges of $7.5 million for inventory writedowns and write-offs during the three months ended June 30, 2000.

Gross Margin. For the nine months ended September 30, 2000, the Company's gross margin decreased 47.6% to $23.8 million compared to $45.3 million for the nine months ended September 30, 1999. The decrease in gross margin was due primarily to special charges of $7.5 million plus the decrease in units sold and fulfilled. Exclusive of the special charges, gross margins decreased to 21.0% of net revenues from 25.7% of net revenues.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2000 increased 7.7% to $29.0 million or 19.4% of revenues compared to $26.9 million or 15.3% of revenues for the nine months ended September 30, 1999. This increase is due to a significant investment, beyond normal levels, being expended on information technology during 2000 to complete the Company's migration to a new fully integrated warehouse management, procurement, inventory, billing and general ledger system. Management expects such expenditures to return to normal levels in 2001. Additionally, S,G&A expenses in 2000 include costs associated with the Company's subsidiary, Return.com, which was formed in May 2000.

Special charges. The Company recorded special charges of $8.4 million for accounts receivable and other write-offs during the three months ended June 30, 2000. The majority of the special charges were related to the fee for service conversion, as previously discussed.

Income Taxes. The Company's effective tax rate for the nine months ended September 30, 2000 and 1999 was 39.5%.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, equity offerings. The Company had cash and cash equivalents of approximately $18.4 million at September 30, 2000, including $3.0 million, that is committed to the startup and development of Return.com. The Company maintains a $40.0 million revolving line of credit with a bank, maturing in June 2002. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At September 30, 2000, the interest rate on the line of credit was 7.88%, and the weighted average interest rate for the nine months ended September 30, 2000 was 7.49%. At September 30, 2000, there was no outstanding balance under the line of credit.

During the nine months ended September 30, 2000, the Company generated $32.8 million in cash flow from operating activities compared to the use of $31.4 million in cash flow from operating activities in the same period in 1999. The generation of cash flow from operating activities for the nine months ended September 30, 2000 compared to the use of cash flow from operating activities in the same period in 1999 was due primarily to the decrease in inventory levels attributable to the Company's migration towards a fee for service business model, decrease in accounts receivable and the timing of various payables.

During the nine months ended September 30, 2000, net cash used in investing activities was $9.1 million in 2000 as compared to $3.8 million in 1999. This increase was primarily due to an increase in technology purchases for e-commerce applications and internal systems development.

During the nine months ended September 30, 2000, the net cash used in financing activities was $6.2 million compared to $32.4 million provided by financing activities in the same period in 1999. This use of cash was primarily due to repayments of borrowings under the Company's line of credit.

The Company estimates that its cash and financing needs through 2000 will be met by cash flows from operations and its line of credit facility. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

Item 3 -- Quantitative and Qualitative Disclosure About Market Risks

Reference is made to item 7A, Part II of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999, for discussion pertaining to the Company's exposure to certain market risk. There have been no material changes in the disclosure for the nine months ended September 30, 2000.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

Exhibit
	Number	Description

	10.1	Letter Agreement, dated August 9, 2000 relating to modification/waiver and consent under that certain Amended Loan and Security Agreement between Innotrac Corporation and SouthTrust Bank

	10.2	Employment Agreement, dated August 31, 2000, between Scott D. Dorfman and Innotrac Corporation

	10.3	Employment Agreement, dated August 31, 2000, between David L. Ellin and Innotrac Corporation

	10.4	Employment Agreement, dated August 31, 2000, between Larry C. Hanger and Innotrac Corporation

	27	Financial Data Schedule (for SEC use only)

(b)	Reports on Form 8-K -- There were no Form 8-K filings during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION (Registrant)

Date: November 13, 2000	By: /s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board

Date: November 13, 2000	By: /s/ David L. Gamsey
David L. Gamsey
Senior Vice President , Chief Financial Officer
and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Letter Agreement, dated August 9, 2000 relating to modification/waiver and consent under that certain Amended Loan and Security Agreement between Innotrac Corporation and SouthTrust Bank

10.2	Employment Agreement, dated August 31, 2000, between Scott D. Dorfman and Innotrac Corporation

10.3	Employment Agreement, dated August 31, 2000, between David L. Ellin and Innotrac Corporation

10.4	Employment Agreement, dated August 31, 2000, between Larry C. Hanger and Innotrac Corporation

27	Financial Data Schedule (for SEC use only)