Form 10-K
period 2000-12-31
INNOTRAC CORP
filed 2001-03-30
CIK 1051114

DRAFT

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

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to
                               ----------    ----------

                          Commission File No. 000-23741

                              INNOTRAC CORPORATION
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                    58-1592285
-------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S.Employer
incorporation or organization)                    Identification No.)

                  6655 SUGARLOAF PARKWAY, DULUTH, GEORGIA 30097
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: The Nasdaq National Market.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.10 Per Share.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 20, 2001 was $32,398,431 based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

         At March 20, 2001, there were 11,364,595 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2000 Annual Report to Shareholders, filed as an exhibit hereto, are incorporated by reference into Part II of this Annual Report on Form 10-K for the year ended December 31, 2000 (the "Report"). Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----

PART I.......................................................................................................      2
         ITEM 1.  BUSINESS...................................................................................      2
                  CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.......................................      8
                  EXECUTIVE OFFICERS OF REGISTRANT...........................................................     13
         ITEM 2.  PROPERTIES.................................................................................     14
         ITEM 3.  LEGAL PROCEEDINGS..........................................................................     14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     15

PART II......................................................................................................     16
         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..................     16
         ITEM 6.  SELECTED FINANCIAL DATA....................................................................     16
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     16
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     16
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................     17
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......     17

PART III.....................................................................................................     18
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................     18
         ITEM 11. EXECUTIVE COMPENSATION.....................................................................     18
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................     18
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................     18

PART IV......................................................................................................     19
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................     19
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES...................................    S-1
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS............................................    S-2

                                     PART I

ITEM 1.           BUSINESS

         Innotrac provides customized, technology-based marketing support, fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. In order to perform marketing support, call center and fulfillment functions in-house, a company may be required to develop expensive, labor intensive infrastructures, which may divert its resources and management's focus from its principal business. By assuming responsibility for these tasks, we strive to improve the quality of the non-core operations of our clients and to reduce their overall operating costs. We enable our clients to manage their sales channels efficiently by utilizing our core competencies, which include:

         -        Technology services:

                  -        electronic data interface, or EDI, integration
                  -        interactive voice response, or IVR
                  -        chat box capabilities
                  -        database management and data warehousing
                  -        integration into clients systems
                  -        full shopping cart, credit card processing
                  -        inventory and customer service integration
                  -        billing services

         -        Fulfillment services:

                  -        sophisticated warehouse management technology
                  -        automated shipping solutions
                  -        real-time inventory tracking and order status
                  -        purchasing and inventory management
                  -        channel development
                  -        promotions and coupons

         -        Customer support services:

                  -        inbound call center services
                  -        technical support and order status
                  -        returns and refunds processing
                  -        call centers integrated into fulfillment platform

         We receive most of our clients' orders either through electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support and technical inquiries.

         Since 1994, we have had a high focus on the telecommunications industry because of its growth characteristics and increasing marketing needs. We provide marketing support services and fulfillment of telephones, Caller ID equipment, Digital Subscriber Line Modems ("DSL modems") and other telecommunications products to BellSouth, Pacific Bell, Southwestern Bell,

Ameritech and Qwest and their customers. Approximately 71% of our 2000 revenues came from sales to BellSouth Telecommunications, Inc., Pacific Bell and Southwestern Bell Telephone Co. and their customers, and an additional 9% was from sales to Qwest Communications Services, Inc., Bell Atlantic Corporation and Ameritech Services Inc. Pacific Bell, Southwestern Bell and Ameritech are all subsidiaries of SBC Communications, Inc.

         We believe that the flexibility of our services allows us to attract clients in many industries. We have provided literature and point-of-sale distribution for a number of years to companies in other industries, including Home Depot U.S.A., Inc., Siemens Energy and Automation Inc. and National Automotive Parts Association, or NAPA, amongst others, and we continue to aggressively pursue additional business in this area.

         The Company has converted its clients to a fee-for-service model. We no longer purchase and sell Caller ID equipped telephones, DSL modems and other telecommunications equipment from third party manufacturers for a majority of our clients. Instead, we warehouse products on a consignment basis and fulfill equipment on behalf of our customers for a fee. In certain cases, we purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. Management believes that this new model will substantially reduce revenues as pass through cost of purchased equipment will no longer be included in revenues; however, since the Company will no longer have inventory risk or cost of equipment, gross margins, and more importantly, operating cash flows should improve.

         On May 17, 2000, the Company invested in a new venture, Return.com Online, Inc. ("Return.com") with its equity partner, Mail Boxes Etc. ("MBE"), to process product returns for online and catalog retailers. Return.com is the first full-service returns portal supported by the convenience of 3,400 physical locations. Customers returning merchandise purchased online, or by catalog or phone, can simply take the item to any participating MBE location in the U.S. for packaging and shipping. On December 28, 2000, Return.com was converted to a limited liability company. In March 2001, it was announced that United Parcel Services, Inc. ("UPS") had entered into a definitive agreement to purchase MBE. As a result of this agreement, MBE and Innotrac have begun discussions about the future of Return.com under joint ownership. While the outcome is not currently known, it is possible that Innotrac may obtain 100% ownership of Return.com in the future and that the relationship with MBE may be terminated. Management does not believe that this would have a material adverse effect on the Company's future results of operations.

         In December 2000, the Company, in an effort to expand its national presence and create a national footprint, acquired Universal Distribution Services, Inc. ("UDS"). UDS, located in Reno, Nevada, provides integrated order processing, order management, fulfillment and customer relationship management services. The acquisition was immediately accretive and added a 275,000 square foot facility and 190 people to Innotrac's team. Moreover, we acquired new clients that further diversified our client-base. UDS's customer base comprises traditional direct marketing companies as well as retailers including Thane International, Gateway Learning and Digital Convergence. We expect some of UDS's clients to expand their business with us during 2001 by taking advantage of our East Coast capabilities. We intend to continue our search for other selective acquisitions during the course of 2001 to complete our national model.

         We are committed to continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in more diverse industries. We hired our first Vice President of Sales to facilitate this objective by creating a professional team focused on new, diversified client acquisition. We also formed strategic marketing alliances with Manhattan Associates, eDeltaCom and Commerce One to help produce leads for the team.

MARKETING SUPPORT SERVICES

         We design customized, technology-based marketing support solutions for our clients. We act as an extension of our clients in reaching their end user customers. Our full range of services are described below and can be offered to clients who sell products and services through various sales channels.

         TECHNOLOGY SERVICES

         Our integrated technology solutions help us provide marketing support services to our clients and create substantial barriers to entry for our competitors. We provide the following technology-based services:

         ELECTRONIC DATA INTERFACE INTEGRATION. We use EDI to link our systems to our clients' systems, which permits the automatic exchange of information. Our telecommunications clients generally transmit sales orders for telephones, Caller ID equipment, DSL Modems and other products to us via EDI. We can also provide sales, billing and individual customer order status updates to our clients through EDI links. The open architecture of our systems facilitates adapting our EDI capabilities to new clients and new marketing programs. We also develop methods to allow clients without EDI capabilities to transmit their order files to us through other methods.

         SYSTEMS INTEGRATION. With some clients, we develop proprietary software that provides direct integration between our system and theirs. This allows us to exchange data, update customer records, place orders for products and services and provide up-to-the-second inventory status. By developing an integrated system interface with our clients, our systems and our clients act as one and provide real-time, highly accurate data inquiries and updates. By developing proprietary software for integration, we are able to maintain longer, more consistent relationships with our largest clients.

         INTERACTIVE VOICE RESPONSE. In many cases, our call center services are offered through IVR systems. These menu driven systems allow customers to route their calls by selecting from several offerings. Our IVR systems include text to speech capabilities, which allow the IVR systems to "read" specific, real-time data from the client's databases and convert it into speech based on cues from a caller. These systems generally reduce personnel and physical plant expenses associated with a call center while expanding the operating capabilities of the center. Technical support is also integrated into our IVR systems so that an end user can obtain answers to technical questions from an automated system, rather than a call center representative, regarding the products they purchased.

         DATABASE MANAGEMENT. We manage client databases independently or in conjunction with other marketing support programs. Independent database management begins with the client providing the information to establish the database or our obtaining the data from a variety of sources. We then customize and manage this data to provide client reports. Many times we will develop a systems integration module that allows our system to fully integrate with our clients' systems enabling the sharing of database files. In addition, our integrated marketing support programs generate information about customers, demographics, recurring technical problems and other useful marketing data. We are then able to create customized databases that evolve with our ongoing marketing support and customer service programs. This data is a source of valuable information as we evaluate ongoing programs and plan and design future programs with our clients.

         FULFILLMENT SERVICES

         Providing effective turnkey fulfillment solutions for our clients' products and services is another of our core competencies and has been a key component in our revenue growth. Our capabilities in this area are described below:

         FULFILLMENT. We are committed to offering our clients' products and services to their customers on a timely and accurate basis. Our personnel pick, pack and ship product orders and requests for promotional, technical and educational literature, signage and point of sale materials for clients. We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products. By utilizing this technology, we are able to reduce labor costs and provide more timely shipments to our clients' customers. We streamline and customize the fulfillment procedures for each client based upon the product request and the tracking, reporting and inventory controls necessary to implement that client's marketing support program. We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.

         PURCHASING MANAGEMENT. For selective clients, we place orders for products we fulfill with vendors chosen by those clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, arranging returns and credits as well as forecasting product quantities required for normal business programs or promotions.

         INVENTORY MANAGEMENT. An integral part of our marketing support services is the on-line monitoring and control of a client's inventory. We provide automated inventory management to assure real-time stock counts of a client's products, literature, signage and other items. These inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to quickly assess stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct system integration. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems which improves the efficiency of stock management and selection.

         PRODUCT CONSIGNMENT AND WAREHOUSING. For a majority of our clients, we no longer purchase and sell telephones, Caller ID equipment, DSL modems and other telecommunications equipment from third party manufacturers. Instead, we warehouse products on a consignment basis and fulfill equipment on behalf of our customers for a fee. In certain cases, we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

END USER CUSTOMER SUPPORT SERVICES

         One of our core competencies is providing customer support services. We believe these services are critical to a comprehensive marketing solution. Our customer support services are described below:

         INBOUND CALL CENTER SERVICES AND TECHNICAL SUPPORT. Our call center representatives resolve questions regarding shipping, billing and technical support as well as a variety of other questions. From time to time they may sell equipment, telephone company services and extended warranties to customers who call us.

         Inquiries generally relate to a customer's purchase of a product or a customer's need for ongoing assistance. These end users dial a support number printed on the product or in the documentation accompanying the product. To handle the call properly, Innotrac's automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the IVR system or an Innotrac representative. The IVR system attempts to resolve support issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our service representatives who is specially trained in the applicable client's business and products and answer using the client's name. Our call center representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer's question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

         As additional product information becomes available over the course of a marketing program, we promptly integrate this information into our database to ensure that IVR and representatives' answers are based upon the latest product information.

         RETURNS AND REFUNDS PROCESSING. The representatives respond to customer calls about product returns and refunds and obtain information about customer service problems. They facilitate a customer's return of a product by providing a bar-coded label to the customer. When the returned item is processed and entered into our system, it automatically triggers a pre-set action for reshipment of a product or refund to the customer.

TECHNOLOGY

         Our use of technology enables us to design and deliver services for each client's marketing support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems, which utilize a UNIX-based open architecture comprised of multiple networked computers and anchored by two Hewlett-Packard HP9000 K460 multiprocessing systems. We also have multiple Sun Enterprise 6500 servers utilizing Veritas cluster server software which provides a high availability computing environment. Veritas Backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to increase data capacity in a matter of hours. Our EMC storage solutions provide rapid access to data and the ability to scale quickly depending on business demands. Network connectivity is achieved with high-end Cisco routers and local directors.

         The open architecture of our computer system permits us to seamlessly interact with many different types of client systems. Our IT Group uses this platform to design and implement application software for each client's program, allowing clients to review their programs' progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters. As the needs of a client evolve, our IT Group works with our client services team to modify the program on an ongoing basis. Information can be exchanged via direct system integration, EDI, internet access and direct-dial applications. We believe that our technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with theirs. We believe that the integrity of client information is adequately protected by our data security system and our off-site disaster back-up facilities.

         Our Duluth and Pueblo call centers utilize sophisticated Rockwell Spectrum Automatic Call Distributor, or ACD, switches to handle call management functions. These ACD systems have the combined capacity to handle 2,400 call center representatives and are currently supporting over 470 representatives. Additionally, the ACD systems are integrated with software designed to enable management to automatically staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an InterTel switch with the capacity to handle 250 call center representatives and is currently supporting 120 representatives.

PERSONNEL AND TRAINING

         Our success in recruiting, hiring and training large numbers of employees and obtaining large numbers of hourly employees during peak periods for fulfillment and call center operations is critical to our ability to provide high quality marketing support services. Call center representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. To maintain good employee relations and to minimize employee turnover, we offer competitive pay, hire primarily full-time employees who are eligible to receive a full range of employee benefits and provide employees with clear, visible career paths.

         As of March 12, 2001, we had over 950 employees, of which approximately 99% were full-time and 1% were part-time. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.

         Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized. Although we consider our relationship with our employees to be good, we have experienced occasional unionization initiatives, particularly among our call center personnel.

COMPETITION

         In tailoring services to client needs, we compete on the basis of quality, reliability of service, efficiency, technical superiority, speed, flexibility and price. We compete with many companies, some of which have greater resources than us, with respect to various portions of our business. Those companies include fulfillment businesses, call center operations and database management firms. We believe that our comprehensive and integrated services differentiate us from many of those competitors. We continuously explore new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes we can develop a superior outsourced solution on a cost-effective basis. We primarily compete with the in-house operations of our current and potential clients and also compete with certain companies that provide similar services on an outsourced basis, many of whom have greater resources than Innotrac.

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

         The Telecommunications Act of 1996 introduced restrictions on telecommunications carriers' usage of customer proprietary network information, or CPNI. CPNI includes information that is personal to customers, including where, when and to whom a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent these services are used. The FCC interprets the CPNI restrictions to permit telecommunications carriers, including BellSouth, Pacific Bell and Qwest, to use CPNI without customer approval to market services that are related to the customer's existing service relationship with his or her carrier. Before carriers may use CPNI to market services outside a customer's existing service relationships, the carrier must obtain express customer permission. Because we are dependent upon the efforts of our clients to promote and market their equipment and services, laws and regulations inhibiting those clients' ability to market these equipment and services to their existing customers could have a material adverse effect on our business, results of operations and financial condition.

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

INTELLECTUAL PROPERTY

         We have used the service mark "Innotrac" since 1985 and have registered it and other marks used by us in our business through the US Patent and Trademark Office. The "innotrac.com" domain name has been a registered domain name since 1995. We also own several other internet domain names. Due to the possible use of identical or phonetically similar service marks by other companies in different businesses, there can be no assurance that our service marks will not be challenged by other users. Our operations frequently incorporate proprietary and confidential information. In accordance with industry practice, we rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use and to deter misappropriation of our proprietary rights and trade secrets.

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

WE RELY ON A SMALL NUMBER OF LARGE CLIENTS. IF WE LOSE ONE OR MORE OF OUR LARGEST CLIENTS, OR IF REVENUES FROM OUR LARGEST CLIENTS DECLINE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Innotrac focuses on developing long-term relationships with large corporations. In recent years, this focus has been on telecommunications companies. A relatively small number of our clients account for a significant portion of our revenues. Our three largest clients, BellSouth, Pacific Bell and Southwestern Bell, accounted for an aggregate of approximately 95%, 90% and 71% of net revenues for 1998, 1999 and 2000. Pacific Bell, Southwestern Bell and Ameritech, which are all subsidiaries of SBC, accounted for an aggregate of 46% in 2000. If we lose one or more of our largest clients, or if revenues from our largest clients decline, then our business, results of operations and financial condition could be materially adversely affected. Internal issues at BellSouth did in fact slow Caller ID sales throughout 2000. Due to the recent resolution of those particular internal issues at BellSouth, we believe that sales of telecommunications products for BellSouth will significantly increase in the second half of 2001.

Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits. Our fulfillment service for Pacific Bell and Southwestern Bell concluded in February 2001, but we were able to offset this with the pick-up of call center and data management services provided to them.

OUR WRITTEN CONTRACTS GENERALLY DO NOT GUARANTEE SPECIFIC VOLUME LEVELS AND CAN USUALLY BE TERMINATED ON LITTLE NOTICE.

         Although we have written agreements with our telecommunications clients, those agreements are generally terminable for cause. In addition, some agreements provide for termination without cause on short notice. Our agreement with BellSouth, which does not expire until September 2003, may be terminated by BellSouth for any reason upon 120 days notice. Our agreement with SBC may be terminated for any reason upon 60 days notice prior to July 1, 2004 and upon 120 days notice thereafter. Most of our agreements do not assure specific volume or revenue levels. In addition, our contracts generally do not provide that we will be the client's exclusive service provider.

IF THE MARKET FOR TELECOMMUNICATIONS PRODUCTS OR SERVICES CHANGES, OR THE NEW DSL PRODUCTS WE ARE DISTRIBUTING DO NOT ACHIEVE MARKET SUCCESS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our success depends upon our ability to fulfill advanced telecommunications equipment. Currently, we rely heavily upon the fulfillment of Caller ID equipped telephones and DSL modems to the end user customers of our telecommunications clients for our revenues. We also depend upon these clients to promote Caller ID and DSL services. We cannot assure you that we will be able to continue to fulfill state-of-the-art telecommunications equipment. Our business, results of operations and financial condition could be materially adversely affected if:

         - the telecommunications products we fulfill and the related services offered by our clients do not gain or sustain marketplace acceptance,
         - our telecommunications clients fail to adequately promote these products and services or
         -        our telecommunications clients lose market share.

         Some of the products we fulfill compete with each other. Our current telecommunications clients offer many of these technologies and services. Potential competing services and technologies include telephone company-related wireline technologies like traditional analog modems and integrated services digital network modems. We cannot assure you that we will be able to obtain, or retain, fulfillment service business from telecommunications companies with competing products and technologies.

IF THE INTERNET FAILS TO CONTINUE TO GROW, SOME OF OUR CLIENTS MAY NOT SUCCEED AND OUR BUSINESS MAY BE HARMED.

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

         We view e-commerce as another channel of distribution. Some of our clients are dependent on the success of the internet either because they use e-commerce as a channel for distribution or they distribute products that facilitate internet usage. Recently, we lost some business due to unsuccessful Internet Service Providers that utilized our service to distribute their DSL modems. If the internet develops as a commercial medium more slowly than we expect, it could adversely affect our business. If web usage grows more slowly or declines for any reason, we may experience an increase in our accounts receivables and a decrease in revenues.

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

IF WE ARE NOT ABLE TO RETAIN OR EMPLOY QUALIFIED EMPLOYEES, INCLUDING KEY EXECUTIVES, OUR EMPLOYMENT-RELATED COSTS MAY RISE AND OUR RESULTS OF OPERATIONS COULD SUFFER.

WE MAY NOT BE ABLE TO RETAIN OR EMPLOY QUALIFIED MANAGERS.

         We depend in large part on the abilities and continuing efforts of our executive officers and senior management. Our business and prospects could be materially adversely affected if (1) current officers and managers do not continue in their key roles and we cannot attract and retain qualified replacements or (2) we cannot attract and retain additional qualified personnel to sustain growth. We have employment agreements with our key executive officers. We cannot assure you that we will be able to retain them. We only maintain key man life insurance on Scott D. Dorfman, in the amount of $3.5 million. In order to support growth, we must effectively recruit, develop and retain additional qualified management personnel. We cannot assure you that in the future we will be able to recruit and retain additional qualified managers.

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

         Some of our operations, particularly technical support and customer service, require specially trained personnel. In addition, the unemployment rate in the geographic area where our facilities are located is relatively low. Our need for specially trained personnel and low unemployment rates may make it more difficult and costly to hire and retain qualified personnel.

         Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized. Although we consider our relationship with our employees to be good, there have been occasional unionization initiatives at Innotrac, particularly among our call center personnel. If our employees were to join unions, we could incur increased wages, employee benefits and employment-related administrative costs. A significant portion of our operating expenses relates to labor costs. Therefore, an increase in wages or employee benefits could materially adversely affect our business, results of operations or financial condition.

COMPETITION MAY HURT OUR BUSINESS.

         We operate in highly competitive markets and expect this environment to persist and intensify in the future. Because our marketing support services comprise marketing and product consultation, sales channel management, fulfillment and back-end support, including our call center operations, we have many competitors who offer one or more of these services. Our competitors include:

         - in-house marketing support operations of our current and potential clients,
         - other firms offering specific services, like fulfillment and call center operations and
         -        large marketing support services firms.

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

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY CAUSE SIGNIFICANT SWINGS IN THE MARKET PRICE FOR OUR COMMON STOCK.

         Our operating results may fluctuate in the future based on many factors. These factors include, among other things:

         -        changes in the telecommunications industry,

         -        changes in the marketing support services industry,

         - changes in the timing and level of client-specific marketing programs, including the timing and nature of promotions,
         -        increased competition and
         - changes in customer purchasing patterns for products we fulfill.

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

         If unfavorable federal or state legislation or regulations affecting Caller ID service, internet service or other technology related to products we fulfill and provide customer support for are adopted, our business, financial condition and results of operations could be materially adversely affected. See "Business -- Government Regulation" in this Item 1 for further information about government regulation of our business.

IF THE RETURN.COM BUSINESS MODEL IS UNSUCCESSFUL, SIGNIFICANT REVENUES ARE NOT GENERATED TO PRODUCE POSITIVE CASH FLOW OR MBE IS UNABLE TO CONTINUE AS AN INVESTMENT PARTNER, WE MAY NOT RECOVER OUR INVESTMENT IN RETURN.COM.

         As of December 31, 2000, we own 60% of Return.com, a start-up company formed for the purpose of handling product returns from catalogers and e-tailers. The Return.com business model is still not proven, the company has yet to generate any revenues and cash flow remains negative. Innotrac has invested $3.0 million in Return.com and has committed to an additional $3.0 million of funding. Additionally, it was announced in March 2001, that MBE is in the process of being acquired by UPS.

         There are no assurances that the Return.com business model will be successful or that Return.com will generate significant enough revenues to become cash flow positive. Further, with the announced acquisition of MBE by UPS, there are no assurances that UPS will support or allow MBE to continue its investment in Return.com. If one or a combination of the above events were to occur, Innotrac may not recover its investment in Return.com.


IF WE ARE UNABLE TO INTEGRATE ACQUIRED BUSINESSES SUCCESSFULLY AND REALIZE ANTICIPATED ECONOMIC, OPERATIONAL AND OTHER BENEFITS IN A TIMELY MANNER, OUR PROFITABILITY MAY DECREASE.

         If we are unable to integrate acquired businesses successfully, we may incur substantial costs and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management's attention from Innotrac's existing business and may damage Innotrac's relationship with its key customers and suppliers. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have little or no expertise, or with a corporate culture different from Innotrac's.

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of Innotrac are as follows:

                       NAME                     AGE                            POSITION
                       ----                     ---                            --------

         Scott D. Dorfman................        43        Chairman of the Board, President and Chief
                                                           Executive Officer

         David L. Ellin..................        42        Senior Vice President and Chief Operating
                                                           Officer

         Larry C. Hanger.................        46        Senior Vice President--Business Development

         David L. Gamsey ................        43        Senior Vice President, Chief Financial Officer and
                                                           Secretary

         William F. Hendrick, Jr.........        44        Vice President--Telecommunications

         Clifford A. Ruden...............        42        Vice President--Sales

         Mr. Dorfman founded Innotrac and has served as Chairman of the Board, President and Chief Executive Officer since its inception in 1984. Prior to founding Innotrac, Mr. Dorfman was employed by Paymaster Checkwriter Company, Inc., an equipment distributor. At Paymaster, Mr. Dorfman gained experience in distribution, tracking and inventory control by developing and managing Paymaster's mail order catalog.

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

         Mr. Hanger joined Innotrac in 1994 and has served as Vice President--Business Development since November 1997 and as a director since December 1997. He was promoted to Senior Vice President in April 1999. He served as Innotrac's Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager--Third Party Marketing at BellSouth Telecommunications, Inc., a regional telecommunications company, where he managed the marketing program for BellSouth's network services and was involved in implementing the billing options program for BellSouth with Innotrac.

         Mr. Gamsey joined Innotrac in May 2000 as Senior Vice President, Chief Financial Officer and Secretary. Prior to joining Innotrac, from September 1995 to May 2000, he served as Chief Financial Officer of AHL Services, Inc., a provider of contract staffing and outsourcing solutions. From 1988 to September 1995, Mr. Gamsey was a Managing Director of Investment Banking at the accounting firm Price Waterhouse LLP (now PricewaterhouseCoopers LLP). From 1987 to 1988, he served as Chief Financial Officer of Visiontech, Inc., a manufacturer of contact lenses, and from 1979 to 1987, he was a Senior Audit Manager for the accounting firm Arthur Andersen LLP. Mr. Gamsey is a certified public accountant.

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

         Mr. Ruden joined Innotrac in December 2000 as Vice President--Sales. Prior to joining Innotrac, from February 1998 to December 2000 he held the positions of Client Management Officer and Vice President of Sales for ClientLogic Corporation, a provider of customer contact management, fulfillment and marketing services. Prior to his employment with ClientLogic, from December 1997 to February 1998 Mr. Ruden served as National Sales Manager at West Teleservices Corporation, a provider of inbound, outbound and interactive teleservices, and from September 1996 to December 1997 he was Major Account Manager at Neodata Services, a customer relationship services provider (now a division of EDS). Mr. Ruden was employed by FedEx Corporation, a global shipping company for 10 years, where he held Global and National Sales Executive positions. Mr. Ruden has 18 years of sales experience.

ITEM 2.           PROPERTIES

         Our headquarters and fulfillment facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet is fulfillment space. This site also includes approximately 3.5 acres that will be available for Innotrac's expansion requirements, if required. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years with two five year renewal options. The lease provides for an option to purchase the facility at the end of the first five years of the term or at the end of the first 10 years of the term. We have not yet determined whether to exercise this purchase option.

         We provide teleservices through our call center located in Duluth, Georgia. We renewed the lease for the center in May 1999 for a term of three years. The call center is currently configured with approximately 460 workstations of which approximately 100 are being used at present. It currently operates twenty-four hours a day, seven days a week.

         In June 1999, we entered into a lease for a new facility in Pueblo, Colorado with an initial term of five years with two five year renewal options. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet is used as a second call center, as well as quality assurance, administrative, training and management space. This call center supports 390 workstations and utilizes 375 of the workstations at present. It currently operates from 6:00 a.m. to 9:00 p.m. Monday through Friday and from 6:00 a.m. to 6:00 p.m. on Saturday (Mountain Standard Time). The remaining 42,000 square feet is used for fulfillment.

         In October 1999, we entered into a lease for a facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. The facility provides approximately 52,000 square feet of floor space for our literature fulfillment business.

         With the acquisition of UDS, located in Reno, Nevada, in December 2000, we operate a facility that consists of over 275,000 square feet and includes a call center that can support 240 workstations. UDS leases this facility through two lease agreements which were initiated in August 1999 and October 2000. These agreements have lease terms of 3 years and 7 years, respectively. Currently, the call center is configured with approximately 120 workstations. At this time, the call center operates twenty-four hours a day, seven days a week. The remainder of the facility is used for fulfillment.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "INOC". The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the Nasdaq National Market.

                                                          HIGH          LOW
                                                        --------      --------

2000
   First Quarter .................................      $ 13.500      $  6.750
   Second Quarter ................................      $  8.250      $  4.750
   Third Quarter .................................      $  6.750      $  4.750
   Fourth Quarter ................................      $  5.750      $  3.125
   Fiscal Year Ended December 31, 2000 ...........      $ 13.500      $  3.125
1999
   First Quarter .................................      $ 18.500      $ 10.000
   Second Quarter ................................      $ 21.250      $ 14.125
   Third Quarter .................................      $ 26.750      $ 15.250
   Fourth Quarter ................................      $ 17.625      $ 10.625
   Fiscal Year Ended December 31, 1999 ...........      $ 26.750      $ 10.000

         The approximate number of holders of record of Common Stock as of March 21, 2001 was 74. The approximate number of beneficial holders of our Common Stock as of that date was 3,000.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Financial Data" in the Company's 2000 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2000 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained under the headings "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.          EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Voting Securities and Principal Shareholders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, filed with the Commission, is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.       FINANCIAL STATEMENTS

         The following financial statements and notes thereto are incorporated herein by reference in Item 8 of this Report.

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998
         Consolidated Statements of Partners', Members' and Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Cash Flows for the years ended December
         31, 2000, 1999, and 1998

         2.       FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants as to Schedules
         Schedule II - Valuation and Qualifying Accounts

         3.       EXHIBITS

         The following exhibits are required to be filed with this Report by
         Item 601 of Regulation S-K:

EXHIBIT NUMBER                              DESCRIPTION OF EXHIBITS
--------------                              -----------------------

     3.1             Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to Registration
                     Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

     3.2             Amended and Restated By-laws of the Registrant (incorporated by reference to
                     Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A (Commission
                     File No. 333-79929), filed with the Commission on July 22, 1999)

     4.1             Form of Common Stock Certificate of the Registrant (incorporated by reference to
                     Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on
                     Form S-1 (Commission File No. 333-42373), filed with the Commission on February
                     11, 1998)

     4.2(a)          Rights Agreement between Company and Reliance Trust Company as Rights Agent, dated as of December 31, 1997 (incorporated by reference to Exhibit 4.2 to the
                     Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission
                     File No. 333-42373), filed with the Commission on February 11, 1998)

        (b)**        First Amendment to the Rights Agreement dated as of November 30, 2000 between the
                     Company, Reliance Trust Company and SunTrust Bank, dated as of November 30, 2000

   10.1+(a)          Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Commission File No.
                     333-42373), filed with the Commission on December 16, 1997)

        (b)          Amendment No. 1 to Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2(b) to the Registrant's Amendment No. 1 to Registration
                     Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

    10.2+            2000 Stock Option and Incentive Award Plan and amendment thereto (incorporated by reference to Exhibit 4.3 and 4.4 to the Registrant's Form S-8 (Commission
                     File No. 333-54970) filed with the Commission on February 5, 2001)

    10.3             Purchase Agreement for Services between BellSouth Telecommunications, Inc. and the Registrant, effective November 1, 1998 (incorporated by reference to Exhibit
                     10.4 to the Registrant's Annual Report on Form 10-K for the year ended December
                     31, 1998 (Commission File No. 000-23741), filed with the Commission on March 26,
                     1999)

    10.4(a)          Form of Indemnification Agreements entered into as of December 11, 1997, by and between the Registrant and each of Messrs. Scott D. Dorfman, David L. Ellin,
                     Larry C. Hanger, Donald L. Colter, Jr., John H. Nichols III, Bruce V. Benator,
                     Martin J. Blank, Campbell B. Lanier, III and William H. Scott, III (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form
                     S-1 (Commission File No. 333-42373), filed with the Commission on December 16,
                     1997)

        (b)          Form of Indemnification Agreements by and between the Registrant and each of
                     Stephen J. Walden and Will Hendrick (incorporated by reference to Exhibit
                     10.5(b) to the Registrant's Form S-1 (Commission File No. 333-79929), filed with the Commission on June 3, 1999)

    10.5             Lease, dated June 16, 1999, between Lockheed Martin Corporation and the
                     Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Form
                     S-1/A (Commission File No. 333-79929),filed with the Commission on June 28, 1999)

    10.6             Lease, dated April 1, 1996, by and between Weeks Realty, L.P. and the Registrant
                     (incorporated by reference to Exhibit 10.7 to the Registrant's Registration
                     Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on December 16, 1997)

    10.7(a)          Lease, dated December 8, 1997, by and between Weeks Development Partnership and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's
                     Amendment No. 1 to Registration Statement on Form S-1 (Commission File No.
                     333-42373), filed with the Commission on February 11, 1998)

        (b)          First Amendment to Lease Agreement dated May 1 1999, by and between Weeks
                     Development Partnership and the Registrant (incorporated by reference to Exhibit
                     10.8(b) to the Registrant's Registration Statement on From S-1/A (Commission
                     File No. 333-79929), filed with the Commission on June 28, 1999)

    10.8**           Sublease Agreement, dated May 26, 1999, by and between HSN Realty LLC and Universal
                     Distribution Services, Inc.

    10.9(a)**        Master Lease Agreement and Addendums, dated March 20, 2000, by and between
                     Computer Sales International, Inc. and the Registrant

        (b)**        First Amendment to Master Lease Agreement dated June 8, 2000, by and between
                     Computer Sales International, Inc. and the Registrant

        (c)**        Second Amendment to Master Lease Agreement dated September 28, 2000, by and between Computer Sales International, Inc. and the Registrant

   10.10+            Split Dollar Life Insurance Agreement, dated July 10, 1997, by and between the
                     Registrant, Bruce V. Benator, as Trustee of The Scott David Dorfman Family Trust
                     #2, and Scott David Dorfman (incorporated by reference to Exhibit 10.9 to the
                     Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission
                     File No. 333-42373), filed with the Commission on February 11, 1998)

   10.11+            Innotrac Corporation Deferred Compensation Plan, effective as of October 16,
                     1997 (incorporated by reference to Exhibit 10.10 to the Registrant's Amendment
                     No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373),
                     filed with the Commission on February 11, 1998)

   10.12+            Grantor Trust Agreement dated October 16, 1997, by and between the Registrant and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.11 to the
                     Registrant's Amendment No. 1 to Registration Statement on Form S-1/A (Commission
                     File No. 333-42373), filed with the Commission on February 11, 1998)

   10.13(a)          Amended and Restated Loan and Security Agreement between the Registrant and
                     SouthTrust Bank, N.A., dated January 25, 1999 (incorporated by reference to
                     Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1998 (Commission File No. 0-23741), filed with the Commission on
                     March 26, 1999)

        (b)          First Amendment to Amended and Restated Loan and Security Agreement by and
                     between the Registrant and SouthTrust Bank, N.A., dated April 29, 1999
                     (incorporated by reference to Exhibit 10.14(b) to the Registrant's Registration
                     Statement on Form S-1 (Commission File No. 333-79929), filed with the Commission on June 3, 1999)

        (c)          Letter Modification/Waiver to Amended and Restated Loan and Security Agreement,
                     as amended, effective August 14, 2000 (incorporated by reference to Exhibit
                     10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741),
                     filed with the Commission on November 13, 2000)

   10.14+**          2001 Senior Executive Incentive Compensation Plan

   10.15(a)          Contract by and between Market Reps, Inc. and the Registrant, dated June 26,
                     1998 (incorporated by reference to Exhibit 10.17(a) to the Registrant's
                     Registration Statement on Form S-1/A (Commission File No. 333-79929), filed with the Commission on July 22, 1999)

        (b)          Letter Amendment to Contract by and between Market Reps, Inc. and the Registrant, dated August 10, 1998 (incorporated by reference to Exhibit 10.17(b) to the
                     Registrant's Registration Statement on Form S-1/A (Commission File No. 333-79929),
                     filed with the Commission on July 22, 1999)

   10.16*            Master Agreement for Products and Services between the Company and SBC
                     Operations, Inc. effective July 1, 1999 (incorporated by reference to Exhibit
                     10.18 to the Registrant's Quarterly Report on Form 10-Q (Commission File No.
                     0-23741), filed with the Commission on September 30, 1999)

   10.17             Shareholders Agreement dated May 16, 2000, by and among the Registrant,
                     Return.com Online, Inc., and Mail Boxes Etc., USA, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                     (Commission File No. 0-23741), filed with the Commission on August 14, 2000)

   10.18(a)          Amended and Restated Employment Agreement dated August 21, 2000, by and between
                     David L. Gamsey and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10Q/A (Commission File No. 0-23741),
                     filed with the Commission on August 21, 2000)

        (b)**        Amendment to Amended and Restated Employment Agreement dated February 14, 2001, by and between David L. Gamsey and the Registrant

   10.19             Employment Agreement dated August 31, 2000, by and between Scott D. Dorfman and the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant's
                     Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the
                     Commission on November 13, 2000)

   10.20             Employment Agreement dated August 30, 2000, by and between David L. Ellin and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's
                     Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the
                     Commission on November 13, 2000)

   10.21             Employment Agreement dated August 31, 2000, by and between Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's
                     Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the
                     Commission on November 13, 2000)

   10.22**           Operating Agreement dated December 28, 2000, by and among the Registrant,
                     Return.com Online, LLC, and Mail Boxes Etc., USA, Inc.

    13.1**           Portions of the Registrant's Annual Report to Shareholders for 2000 incorporated into this Form 10-K

    21.1**           List of Subsidiaries

    23.1**           Consent of Arthur Andersen LLP

    24.1**           Power of Attorney (included on signature page)

    99.1**           Proxy Statement for the 2001 Annual Meeting of Shareholders

* Confidential treatment has been obtained for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

**       Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 2000 fiscal year.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of INNOTRAC CORPORATION AND SUBSIDIARY included in this Form 10-K and have issued our report thereon dated February 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 2, 2001

                              INNOTRAC CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at                  Charged to                  Balance at
                                              Beginning    Charged to      Other                       End of
Description                                   of Period     Expenses      Accounts     Deductions      Period
----------------------------------------     ----------    ----------    ----------    ----------    ----------
(in thousands)

Provision for uncollectible accounts
     Year ended December 31,
         2000  .........................      $  1,177      $  3,325      $  1,254      $ (2,340)     $  3,416
         1999  .........................         4,935         5,552            --        (9,310)        1,177
         1998  .........................         5,707        18,558            --       (19,330)        4,935

Provisions for returns and allowances
     Year ended December 31,
         2000  .........................      $    297      $  5,697      $ 12,428      $(17,697)     $    725
         1999  .........................           602         6,301        15,836       (22,442)          297
         1998  .........................            --           791            --          (189)          602

Provisions for restructuring charge
       Year ended December 31,
         2000  .........................      $     --      $  3,650      $     --      $ (1,787)     $  1,863
         1999  .........................            --            --            --            --            --
         1998  .........................            --            --            --            --            --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                    INNOTRAC CORPORATION


                                    By: /s/ Scott D. Dorfman
                                       -----------------------------------------
                                       Scott D. Dorfman
                                       Chairman of the Board, President
                                       and Chief Executive Officer