Form 10-Q
period 2001-03-31
INNOTRAC CORP
filed 2001-05-14
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the transition period from         to
                                             -------    -------
                        Commission file number 000-23740
                                              ----------

                              INNOTRAC CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                                  58-1592285
   --------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)


   6655 Sugarloaf Parkway  Duluth, Georgia                      30097
   --------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

   Registrant's telephone number, including area code:     (678) 584-4000
                                                      -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding April 30, 2001
                                                  --------------------------

Common Stock at $.10 par value                         11,364,595 Shares

                                      INDEX

Part I. Financial Information

       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets -
                 March 31, 2001 (Unaudited) and December 31, 2000                                                  3

                 Condensed Consolidated Statement of Operations for the
                 Three Months Ended March 31, 2001 and 2000 (Unaudited)                                            4

                 Condensed Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 2001 and 2000 (Unaudited)                                            5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                                  6

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             8

       Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                         10

Part II. Other Information

       Item 6.   Exhibits and Reports on Form 8-K                                                                  11

Signatures                                                                                                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 10-K filing and annual report.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                      ASSETS                      MARCH 31, 2001     DECEMBER 31, 2000
                                      ------                      --------------     -----------------
                                                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents ..........................            $ 20,345             $ 18,334
     Accounts receivable, net ...........................              26,299               31,217
     Inventories, net ...................................              13,825               15,056
     Deferred income taxes ..............................               3,242                3,984
     Prepaid expenses and other .........................               8,492                7,559
                                                                     --------             --------
           Total current assets .........................              72,203               76,150

Property and equipment:
     Rental equipment ...................................               3,120                3,464
     Computer, machinery and equipment ..................              18,534               16,362
     Furniture, fixtures and leasehold improvements .....               3,840                3,695
                                                                     --------             --------
                                                                       25,494               23,521
     Less accumulated depreciation and amortization .....             (10,553)              (9,804)
                                                                     --------             --------
                                                                       14,941               13,717

Goodwill, net ...........................................               3,423                3,466
Deferred income taxes ...................................               2,577                2,579
Other assets, net .......................................               1,363                1,233
                                                                     --------             --------
                                                                     $ 94,507             $ 97,145
                                                                     ========             ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
     Accounts payable ...................................            $ 18,354             $ 22,104
     Accrued expenses and other .........................              13,549               12,071
                                                                     --------             --------
           Total current liabilities ....................              31,903               34,175

Total noncurrent liabilities ............................                 137                  166
                                                                     --------             --------
           Total liabilities ............................              32,040               34,341

Minority interest in subsidiary .........................               3,299                4,169

Shareholders' equity:
     Common stock .......................................               1,136                1,136
     Additional paid-in capital .........................              60,923               60,889
     Retained earnings ..................................              (2,685)              (3,184)
     Less: Treasury stock ...............................                (206)                (206)
                                                                     --------             --------
           Total shareholders' equity ...................              59,168               58,635
                                                                     --------             --------
           Total liabilities and shareholders' equity ...            $ 94,507             $ 97,145
                                                                     ========             ========


              The accompanying notes are an integral part of these
                           condensed balance sheets.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                THREE MONTHS ENDED MARCH 31,
                                                                  2001                 2000
                                                                --------             --------
Revenues, net ......................................            $ 24,921             $ 47,850
Cost of revenues ...................................              11,159               39,329
                                                                --------             --------

          Gross profit .............................              13,762                8,521
                                                                --------             --------

Operating expenses:
    Selling, general and administrative expenses ...              13,390                9,340
    Depreciation and amortization ..................               1,196                  795
                                                                --------             --------
    Total operating expenses .......................              14,586               10,135
                                                                --------             --------
          Operating loss ...........................                (824)              (1,614)
                                                                --------             --------

 Other (income) expenses, net ......................                (213)                 245

Income before income taxes and minority interest ...                (611)              (1,859)
Income tax benefit .................................                 240                  735
                                                                --------             --------

Net loss before minority interest ..................                (371)              (1,124)
Minority interest, net of income taxes .............                (871)                   0
                                                                --------             --------
          Net income (loss) ........................            $    500             $ (1,124)
                                                                ========             ========


Basic and diluted earnings (loss) per share:

    Basic ..........................................            $   0.04             $  (0.10)
                                                                ========             ========

    Diluted ........................................            $   0.04             $  (0.10)
                                                                ========             ========


Weighted average shares outstanding:

    Basic ..........................................              11,319               11,215
                                                                ========             ========

    Diluted ........................................              11,540               11,215
                                                                ========             ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Three Months Ended March 31,
                                                                                              2001                2000
                                                                                            --------             -------

Cash flows from operating activities:
    Net income (loss) ..............................................................        $    500             $(1,124)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization ................................................           1,196                 795
      Loss on disposal of fixed assets .............................................               4                  45
      Deferred income taxes ........................................................             742                (148)
      Minority interest in subsidiary ..............................................            (871)                  0
      Amortization of deferred compensation ........................................              33                   0
      Decrease in accounts receivable ..............................................           4,918              (9,188)
      Decrease in inventories ......................................................           1,231               8,091
      (Increase) decrease in prepaid expenses and other ............................          (1,125)             (1,275)
      Increase in accounts payable and accrued expenses ............................          (2,278)             (1,714)
                                                                                            --------             -------
           Net cash provided by (used in) operating activities .....................           4,350              (4,518)
                                                                                            --------             -------

Cash flows from investing activities:
    Capital expenditures ...........................................................          (2,317)             (2,764)
                                                                                            --------             -------
           Net cash used in investing activities ...................................          (2,317)             (2,764)
                                                                                            --------             -------

Cash flows from financing activities:
    Borrowings under line of credit ................................................               0               6,627
    Repayment of other debt ........................................................             (22)                 (2)
                                                                                            --------             -------
           Net cash (used in) provided by financing activities .....................             (22)              6,625
                                                                                            --------             -------

Net increase (decrease) in cash and cash equivalents ...............................           2,011                (657)
Cash and cash equivalents, beginning of period .....................................          18,334                 894
                                                                                            --------             -------
Cash and cash equivalents, end of period ...........................................        $ 20,345             $   237
                                                                                            ========             =======

Supplemental cash flow disclosures:

    Cash paid for interest .........................................................        $      0             $   207
                                                                                            ========             =======

    Cash paid for income taxes, net of refunds received ............................        $      0             $    77
                                                                                            ========             =======




              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001 for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


2.       SPECIAL CHARGES

         At March 31, 2001 and December 31, 2000, the Company had approximately $5.5 million and $6.9 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at March 31, 2001 included $3.9 million for the Company's shift to a fee-for-service business model and $1.6 million for e-commerce costs. Cash payments for the three months ended March 31, 2001 were approximately $0.9 million. The Company expects that substantially all of the remaining accruals will be utilized during the year ended December 31, 2001.


3.       IMPAIRMENT OF LONG -LIVED ASSETS

         During the three months ended March 31, 2001, the Company recorded an impairment reserve of approximately $2.4 million primarily for software development costs incurred by Return.com due to the uncertainty of the ultimate realizability of these costs as a result of the Company's exit from e-commerce initiatives. The Company also recorded approximately $0.4 million in severance costs for the reduction in Return.com employees due to the utilization of other internal resources of the Company. The Company expects Return.com to continue to generate operating losses in 2001.


4.       MINORITY INTEREST

         As a result of the Company's 60% ownership interest in Return.com as of March 31, 2001, the Company consolidated the results of operations and financial position of Return.com in the accompanying condensed consolidated financial statements. The minority interest represents the investment in Return.com Online, LLC ("Return.com"), a subsidiary of the Company held by Mail Boxes Etc. ("MBE"), including their proportionate share of losses in Return.com. On April 17, 2001 the Company agreed to reacquire MBE's 40% ownership interest in Return.com. The note receivable of $3.4 million due from MBE was forgiven by the Company in exchange for the remaining shares of common stock of Return.com, resulting in 100% ownership by the Company. All remaining contractual commitments for additional funding by the Company were also cancelled.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


5.       EARNINGS PER SHARE

         The following table shows the amounts used in computing earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential diluted common stock. Options outstanding to purchase shares of the Company's common stock were not included in the computation of diluted EPS for the three months ended March 31, 2000 because their effect was anti-dilutive. Shares used to compute diluted EPS for the three months ended March 31, 2001 and 2000 are as follows (in 000's):

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          2001        2000
                                                       ---------------------
              Diluted earnings per share:
                 Weighted average shares outstanding     11,319      11,215
                 Employee and director stock options        221           0
                                                       ---------------------
                 Weighted average shares
                   assuming dilution                     11,540      11,215
                                                       =====================

ITEM 2 -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the reliance on a small number of major clients; risks associated with the terms of our contracts; reliance on the telecommunications industry; the impact of the trend toward outsourcing; risks associated with changing technology; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulation; risks associated with the start-up subsidiary Return.com Online, LLC; and other factors discussed in more detail under "Business" on Form 10-K for the year ended December 31, 2000.

OVERVIEW

        Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, provides customized, technology-based marketing support, order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns of telecommunications products, including Digital Subscriber Line Modems ("DSL Modems"), to BellSouth, Pacific Bell, Southwestern Bell, Ameritech Services, Inc., and Qwest and their customers. The Company also provides these services for a significant number of non-telecommunications related companies such as Home Depot, Coca-Cola, NAPA, Siemens and Thane International. Historically, over ninety percent of the Company's volume has been generated from its telecommunications clients.

         With the Company's conversion of its clients to a fee-for-service model by the end of 2000, the Company no longer purchases and sells Caller ID equipped phones, DSL modems and other telecommunications equipment from third party manufacturers for a majority of its clients. Instead, the Company warehouses products on a consignment basis and fulfills equipment on behalf of its customers for a fee. In certain cases, the Company purchases and owns inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. Management believes that this new model will substantially reduce revenues as pass through cost of purchased equipment is no longer included in revenues; however, since the Company no longer has inventory risk or cost of equipment, gross margins, and more importantly, operating cash flows should improve.

        On May 17, 2000, the Company invested in a new venture, Return.com Online, Inc. ("Return.com") with its equity partner, Mail Boxes Etc. ("MBE") to process product returns for online and catalog retailers. Return.com was converted to a limited liability corporation on December 28, 2000. As of March 31, 2001, Innotrac owned 60% of this subsidiary with the remaining 40% owned by MBE. However, due to the announcement in March 2001 that United Parcel Services, Inc. ("UPS") had entered into a definitive agreement to purchase MBE, the Company elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate its arrangement with MBE as its exclusive front-end solution in April 2001. Subsequently, Return.com entered into a non-exclusive arrangement with the United States Postal Service ("USPS") for at-home pick up services or drop off of authorized Return.com returns at any of USPS's participating locations. Return.com is the first full-service returns portal supported by the convenience of approximately 38,000 USPS locations throughout the United States. As a result of this ownership structure of Return.com as of March 31, 2001, the Company consolidated the results of operations and financial position of Return.com in the accompanying condensed consolidated financial statements. The Company expects Return.com to continue to generate operating losses in 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2001 and 2000. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                                                                         Three Months
                                                                        Ended March 31,
                                                                        ---------------
                                                                      2001            2000
                                                                     ------          ------

         Revenues .........................................           100.0%          100.0%
         Cost of revenues .................................            44.8            82.2
                                                                     ------          ------
           Gross margin ...................................            55.2            17.8
         Selling, general and administrative expenses .....            53.7            19.5
         Depreciation and amortization ....................             4.8             1.7
                                                                     ------          ------
           Operating loss .................................            (3.3)           (3.4)
         Other (income) expense, net ......................            (0.8)            0.5
                                                                     ------          ------
         Loss before income taxes
             and minority interest ........................            (2.5)           (3.9)
         Income tax benefit ...............................             1.0             1.5
                                                                     ------          ------
         Loss before minority interest ....................            (1.5)           (2.4)
         Minority interest ................................            (3.5)             --
                                                                     ------          ------
           Net income (loss) ..............................             2.0%           (2.4)%
                                                                     ======          ======


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues. Net revenues decreased 47.9% to $24.9 million for the three months ended March 31, 2001 from $47.8 million for the three months ended March 31, 2000. The decrease in revenue is consistent with the Company's switch to a fee-for-service model and the decline in the sales of Caller ID equipment, offset by an increase in DSL modems fulfilled. Under the fee-for-service model, revenues are recorded net of equipment costs sold or fulfilled.

Cost of Revenues. Cost of revenues decreased 71.6% to $11.1 million for the three months ended March 31, 2001 compared to $39.3 million for the three months ended March 31, 2000. Cost of revenues decreased primarily due to the decrease in equipment units sold, as opposed to fulfilled, by the Company due to the shift to fee-for-service and the decline in sales of Caller ID equipment.

Gross Profit. For the three months ended March 31, 2001, the Company's gross profit increased by $5.3 million to $13.8 million, or 55.2% of revenues, compared to $8.5 million, or 17.8% of revenues, for the three months ended March 31, 2000. This increase was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2001 increased to $13.4 million, or 53.7% of revenues, compared to $9.3 million, or 19.5% of revenues, for the same period in 2000. This increase in expenses was mainly attributable to the $2.8 million in reserves primarily for the impairment of software development costs and severance costs related to Return.com. There were also increased costs incurred from the recent acquisition of Universal Distribution Services in December 2000. The increase in S,G&A expenses was offset by reduced expenditures related to the Company's discontinuation of its front-end web-site development, maintenance and hosting services.

Income Taxes. The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was 39.3% and 39.5%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, equity offerings. The Company had cash and cash equivalents of approximately $20.3 million at March 31, 2001. In April 2001 the Company no longer has a contractual commitment for funding the start up and development of Return.com with the reacquisition of 100% ownership in Return.com (see note 4). The Company maintains a $40.0 million revolving line of credit with a bank, maturing in June 2002. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At March 31, 2001, there was no outstanding balance under the line of credit.

During the three months ended March 31, 2001, the Company generated $4.4 million in cash flow from operating activities compared to the use of $4.5 million in cash flow from operating activities in the same period in 2000. The generation of cash flow from operating activities for the three months ended March 31, 2001 compared to the use of cash flow from operating activities in the same period in 2000 was due primarily to the decrease in accounts receivable, offset by a lower decrease in inventory levels.

During the three months ended March 31, 2001, net cash used in investing activities was $2.3 million in 2001 as compared to $2.8 million in 2000. This slight decrease was primarily due to reduced expenditures for technology related to e-commerce applications and internal systems development during 2001.

During the three months ended March 31, 2001, the net cash used in financing activities was $22,000 compared to $6.6 million provided by financing activities in the same period in 2000 primarily due to no borrowings made under the Company's line of credit during 2001.

The Company estimates that its cash and financing needs through 2001 will be met by cash flows from operations and its line of credit facility. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.


ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Reference is made to item 7A, Part II of the Company's annual report on Form 10-K for the year ended December 31, 2000, for discussion pertaining to the Company's exposure to certain market risk. There have been no material changes in the disclosure for the three months ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

(a)     Exhibits

              Exhibit
               Number      Description
               ------      -----------

               10.1 Agreement to Discharge Debt , dated April 17, 2001, between Return.com Online, LLC and Mail Boxes Etc.
                           USA, Inc.

               10.2        Agreement to Terminate Services and Marketing
                           Agreement, dated April 17, 2001, between Return.com
                           Online, LLC, Mail Boxes, Etc. USA, Inc. and Innotrac
                           Corporation


(b) Reports on Form 8-K - There were no Form 8-K filings during the quarter ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INNOTRAC CORPORATION
                                                 (Registrant)



        Date:  May 14, 2001              By: /s/ Scott D. Dorfman
                                         ------------------------
                                                 Scott D. Dorfman
                                                 President, Chief Executive
                                                 Officer and Chairman
                                                 of the Board


        Date:  May 14, 2001              By: /s/ David L. Gamsey
                                         -----------------------
                                                 David L. Gamsey
                                                 Senior Vice President, Chief
                                                 Financial Officer
                                                 and Secretary (Principal
                                                 Financial Officer)