Form 10-Q
period 2001-06-30
INNOTRAC CORP
filed 2001-08-14
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 000-23740
                                               ---------

                              INNOTRAC CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Georgia                                             58-1592285
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


          6655 Sugarloaf Parkway  Duluth, Georgia                30097
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


   Registrant's telephone number, including area code:       (678) 584-4000
                                                      -------------------------

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

                                               Outstanding at August 6, 2001
                                               -----------------------------
Common Stock at $.10 par value                       11,364,595 Shares

                                      INDEX

                                                                                         Page
Part I.  Financial Information

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  June 30, 2001 (Unaudited) and December 31, 2000                          2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended June 30, 2001 and 2000 (Unaudited)                    3

                  Condensed Consolidated Statements of Operations for the
                  Six Months Ended June 30, 2001 and 2000 (Unaudited)                      4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000 (Unaudited)                      5

                  Notes to Condensed Consolidated Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk               11

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Securities Holders                   12

         Item 6.  Exhibits and Reports on Form 8-K                                        12

Signatures                                                                                13

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    ASSETS                                       JUNE 30, 2001   DECEMBER 31, 2000
                                                                                 -------------   -----------------
                                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents .............................................        $ 22,221         $ 18,334
     Accounts receivable, net ..............................................          24,708           31,217
     Inventories, net ......................................................          11,533           15,056
     Deferred income taxes .................................................           4,233            3,984
     Prepaid expenses and other ............................................           3,529            7,559
                                                                                    --------         --------
               Total current assets ........................................          66,224           76,150

Property and equipment:
     Rental equipment ......................................................           2,348            3,464
     Computer, machinery and equipment .....................................          19,633           16,362
     Furniture, fixtures and leasehold improvements ........................           3,897            3,695
                                                                                    --------         --------
                                                                                      25,878           23,521
     Less accumulated depreciation and amortization ........................         (10,945)          (9,804)
                                                                                    --------         --------
                                                                                      14,933           13,717

Goodwill, net ..............................................................           3,380            3,466
Deferred income taxes ......................................................           2,308            2,579
Other assets, net ..........................................................           1,156            1,233
                                                                                    --------         --------
               Total assets ................................................        $ 88,001         $ 97,145
                                                                                    ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................        $ 13,582         $ 22,104
     Accrued expenses and other ............................................          14,032           12,071
                                                                                    --------         --------
               Total current liabilities ...................................          27,614           34,175

Total noncurrent liabilities ...............................................             150              166
                                                                                    --------         --------
               Total liabilities ...........................................          27,764           34,341

Minority interest in subsidiary ............................................               0            4,169

Shareholders' equity:
     Common stock ..........................................................           1,136            1,136
     Additional paid-in capital ............................................          60,956           60,889
     Retained earnings .....................................................          (1,649)          (3,184)
     Less: Treasury stock ..................................................            (206)            (206)
                                                                                    --------         --------
              Total shareholders' equity ...................................          60,237           58,635
                                                                                    --------         --------
              Total liabilities and shareholders' equity ...................        $ 88,001         $ 97,145
                                                                                    ========         ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         Three Months Ended June 30,
                                                                                          2001                 2000
                                                                                        --------             --------
Revenues, net ..............................................................            $ 26,025             $ 50,897
Cost of revenues ...........................................................              12,282               41,125
Special charges ............................................................                   0                7,477
                                                                                        --------             --------
               Gross profit ................................................              13,743                2,295
                                                                                        --------             --------

Operating expenses:
       Selling, general and administrative expenses ........................              10,770                8,195
       Special charges .....................................................                   0                8,473
       Depreciation and amortization .......................................               1,191                  932
                                                                                        --------             --------
                Total operating expenses ...................................              11,961               17,600
                                                                                        --------             --------
Operating income (loss) ....................................................               1,782              (15,305)
                                                                                        --------             --------

Other (income) expenses, net ...............................................                (197)                 187
                                                                                        --------             --------

Income (loss) before income taxes and minority interest ....................               1,979              (15,492)
Income tax (provision) benefit .............................................                (944)               6,240
                                                                                        --------             --------
Net income (loss) before minority interest .................................               1,035               (9,252)
Minority interest, net of income tax benefit ...............................                   0                  (46)
                                                                                        --------             --------
                Net income (loss) ..........................................            $  1,035             $ (9,206)
                                                                                        ========             ========

Earnings per share:

Basic and diluted earnings (loss) per share:

       Basic ...............................................................            $   0.09             $  (0.82)
                                                                                        ========             ========

       Diluted .............................................................            $   0.09             $  (0.82)
                                                                                        ========             ========

Weighted average shares outstanding:

       Basic ...............................................................              11,319               11,215
                                                                                        ========             ========

       Diluted .............................................................              11,739               11,215
                                                                                        ========             ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Six Months Ended June 30,
                                                                           2001             2000
                                                                         --------         --------
Revenues, net ...................................................        $ 50,946         $ 98,747
Cost of revenues ................................................          23,590           80,206
Special charges .................................................               0            7,477
                                                                         --------         --------
               Gross profit .....................................          27,356           11,064
                                                                         --------         --------

Operating expenses:
       Selling, general and administrative expenses .............          24,010           17,734
       Special charges ..........................................               0            8,473
       Depreciation and amortization ............................           2,387            1,727
                                                                         --------         --------
                Total operating expenses ........................          26,397           27,934
                                                                         --------         --------
Operating income (loss) .........................................             959          (16,870)
                                                                         --------         --------

Other (income) expenses, net ....................................            (409)             481
                                                                         --------         --------

Income (loss) before income taxes and minority interest .........           1,368          (17,351)
Income tax (provision) benefit ..................................            (704)           6,975
                                                                         --------         --------
Net income (loss) before minority interest ......................             664          (10,376)
Minority interest, net of income tax benefit ....................            (871)             (46)
                                                                         --------         --------
                Net income (loss) ...............................        $  1,535         $(10,330)
                                                                         ========         ========

Earnings per share:

Basic and diluted earnings (loss) per share:

       Basic ....................................................        $   0.14         $  (0.92)
                                                                         ========         ========

       Diluted ..................................................        $   0.13         $  (0.92)
                                                                         ========         ========

Weighted average shares outstanding:

       Basic ....................................................          11,319           11,215
                                                                         ========         ========

       Diluted ..................................................          11,645           11,215
                                                                         ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      2001              2000
                                                                                     --------         --------
Cash flows from operating activities:
     Net income (loss) ......................................................        $  1,535         $(10,330)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ......................................           2,387            1,727
         Loss on disposal of property and equipment .........................             164              451
         Minority interest in subsidiary ....................................            (871)             (46)
         Amortization of deferred compensation ..............................              67                0
         Deferred income taxes ..............................................              22              372
         Decrease (increase) in accounts receivable .........................           6,438           (5,971)
         Decrease in inventories ............................................           3,523           26,241
         Decrease (increase) in prepaid expenses and other ..................             620           (8,584)
         (Decrease) increase in accounts payable ............................          (8,521)           9,348
         Increase in accrued expenses and other .............................           2,035            1,082
                                                                                     --------         --------
              Net cash provided by operating activities .....................           7,399           14,290
                                                                                     --------         --------

Cash flows from investing activities:
     Purchases of property and equipment ....................................          (3,490)          (7,313)
     Other ..................................................................               0              (32)
                                                                                     --------         --------
              Net cash used in investing activities .........................          (3,490)          (7,345)
                                                                                     --------         --------

Cash flows from financing activities:
     Net repayments under line of credit ....................................               0           (5,278)
     Repayment of long-term debt ............................................             (22)              (7)
     Proceeds from issuance of stock in subsidiary ..........................               0            1,000
                                                                                     --------         --------
              Net cash used in financing activities .........................             (22)          (4,285)
                                                                                     --------         --------

Net increase in cash and cash equivalents ...................................           3,887            2,660
Cash and cash equivalents, beginning of period ..............................          18,334              894
                                                                                     --------         --------
Cash and cash equivalents, end of period ....................................        $ 22,221         $  3,554
                                                                                     ========         ========

Supplemental cash flow disclosures:

     Cash paid for interest .................................................        $     25         $    430
                                                                                     ========         ========

     Cash paid for income taxes, net of refunds received ....................        $    (68)        $     77
                                                                                     ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


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

2.     SPECIAL CHARGES

       At June 30, 2001 and December 31, 2000, the Company had approximately $4.7 million and $6.9 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at June 30, 2001 included $3.6 million for the Company's shift to a fee-for-service business model and $1.1 million for e-commerce costs. Cash payments for the three and six months ended June 30, 2001 were approximately $0.6 million and $1.5 million, respectively. The Company expects that the majority of the remaining accruals will be utilized by the year ended December 31, 2001.

3.     IMPAIRMENT OF LONG-LIVED ASSETS

       During the three months ended June 30, 2001, the Company recorded an impairment reserve of approximately $0.7 million primarily for certain call center related software. The Company also has an impairment reserve of approximately $2.4 million, which was recorded during the first quarter of 2001. This first quarter reserve was primarily for software development costs incurred as part of the development of a software engine for Return.com.

4.     MINORITY INTEREST

       The minority interest represents an investment in Return.com Online, LLC ("Return.com"), a subsidiary of the Company previously held by Mail Boxes Etc. ("MBE"), including their proportionate share of losses in Return.com prior to April 17, 2001. On April 17, 2001, the Company agreed to reacquire MBE's 40% ownership interest in Return.com. The note receivable of $3.4 million due from MBE was forgiven by the Company in exchange for the remaining shares of common stock of Return.com, resulting in 100% ownership by the Company. All remaining contractual commitments for additional funding by the Company were also cancelled.

       As a result of the Company's controlling ownership interest in Return.com, the Company consolidated the results of operations and financial position of Return.com in the accompanying condensed consolidated financial statements. During the three months ended June 30, 2001, severance payments of approximately $0.3 million were made related to the reduction in Return.com employees. At June 30, 2001, the Company had a remaining accrual for severance costs of approximately $0.1 million, which will be utilized by December 31, 2001. The Company expects Return.com to continue to generate operating losses in 2001.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


5.     SUBSEQUENT EVENT

       On July 24, 2001, the Company acquired for cash the assets and assumed specified liabilities of iFulfillment, Inc., which is located in a 354,000 square foot leased facility in Bolingbrook, Illinois. iFulfillment specializes in fully integrated, automated, order fulfillment services for multi-channel retailers and catalogers including such clients as Nordstrom.com's online catalog shoe sales and Wilsons Leather. The assets and operating results of iFulfillment prior to the acquisition were not material to the Company's consolidated assets or results of operations.

6.     EARNINGS PER SHARE

       The following table shows the amounts used in computing earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential diluted common stock. Options outstanding to purchase shares of the Company's common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2000 because their effect was anti-dilutive. Shares used to compute diluted EPS for the three and six months ended June 30, 2001 and 2000 are as follows (in 000's):

                                                            Three Months Ended           Six Months Ended
                                                           --------------------        --------------------
                                                                 June 30,                   June 30,
                                                           ------------------------------------------------
                                                            2001          2000          2001          2000
                                                           ------------------------------------------------
       Diluted earnings per share:
            Weighted average shares outstanding            11,319        11,215        11,319        11,215
            Employee and director stock options               420             0           326             0
                                                           ------        ------        ------        ------
            Weighted average shares assuming dilution      11,739        11,215        11,645        11,215
                                                           ======        ======        ======        ======

7.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There were also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The acquisition of iFulfillment will be accounted for in accordance with these statements. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

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

With the Company's conversion of its clients to a fee-for-service model during 2000, the Company no longer purchases and sells Caller ID equipped phones, DSL modems and other telecommunications equipment from third party manufacturers for a majority of its clients. Instead, the Company warehouses products on a consignment basis and fulfills equipment on behalf of its customers for a fee. In certain cases, the Company purchases and owns inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. While the new model substantially reduces revenues as pass through cost of purchased equipment is no longer included in revenues, gross margins, and more importantly, operating cash flows have improved since the Company no longer has inventory risk or cost of equipment.

On May 17, 2000, the Company invested in a new venture, Return.com Online, Inc. ("Return.com") with its equity partner, Mail Boxes Etc. ("MBE") to process product returns for online and catalog retailers. Return.com was converted to a limited liability corporation on December 28, 2000. As of March 31, 2001, Innotrac owned 60% of this subsidiary with the remaining 40% owned by MBE. However, due to the announcement in March 2001 that United Parcel Services, Inc. ("UPS") had entered into a definitive agreement to purchase MBE, the Company elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate its arrangement with MBE as its exclusive front-end solution in April 2001. As a result of the Company's ownership interest in Return.com, the Company consolidated the results of operations and financial position of Return.com in the accompanying condensed consolidated financial statements. The Company expects Return.com to continue to generate operating losses in 2001.

SUBSEQUENT EVENT

On July 24, 2001, the Company acquired for cash the assets and assumed specified liabilities of iFulfillment, Inc., which is located in a 354,000 square foot leased facility in Bolingbrook, Illinois. iFulfillment specializes in fully integrated, automated, order fulfillment services for multi-channel retailers and catalogers including such clients as Nordstrom.com's online catalog shoe sales and Wilsons Leather. The assets and operating results of iFulfillment prior to the acquisition were not material to the Company's consolidated assets or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2001 and 2000. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                                                                     Three Months                Six Months
                                                                    Ended June 30,             Ended June 30,
                                                                --------------------        --------------------
                                                                 2001          2000          2001          2000
                                                                ------        ------        ------        ------
 Revenues ..............................................         100.0%        100.0%        100.0%        100.0%
 Cost of revenues ......................................          47.2          80.8          46.3          81.2
 Special charges .......................................            --          14.7            --           7.6
                                                                ------        ------        ------        ------
    Gross margin .......................................          52.8           4.5          53.7          11.2
 Selling, general and administrative expenses ..........          41.4          16.1          47.1          18.0
 Special charges .......................................            --          16.6            --           8.6
 Depreciation and amortization .........................           4.6           1.8           4.7           1.7
                                                                ------        ------        ------        ------
    Operating income (loss) ............................           6.8         (30.0)          1.9         (17.1)
 Other (income) expense, net ...........................          (0.8)          0.4          (0.8)          0.5
                                                                ------        ------        ------        ------
 Income (loss) before income taxes
    and minority interest ..............................           7.6         (30.4)          2.7         (17.6)
 Income tax (provision) benefit ........................          (3.6)         12.2          (1.4)          7.0
                                                                ------        ------        ------        ------
 Net income (loss) before minority interest ............           4.0         (18.2)          1.3         (10.6)
 Minority interest .....................................            --          (0.1)         (1.7)         (0.1)
                                                                ------        ------        ------        ------
    Net income (loss) ..................................           4.0%        (18.1)%         3.0%        (10.5)%
                                                                ======        ======        ======        ======

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues. Net revenues decreased 48.9% to $26.0 million for the three months ended June 30, 2001 from $50.9 million for the three months ended June 30, 2000. The decrease in revenue is consistent with the Company's switch to a fee-for-service model and the decline in the sales of Caller ID equipment, offset by an increase in DSL modems fulfilled. Under the fee-for-service model, revenues are recorded net of equipment costs sold or fulfilled.

Cost of Revenues. Cost of revenues decreased 70.1% to $12.3 million for the three months ended June 30, 2001 compared to $41.1 million for the three months ended June 30, 2000. Cost of revenues decreased primarily due to the decrease in equipment units sold, as opposed to fulfilled, by the Company resulting from the shift to fee-for-service and the decline in sales of Caller ID equipment.

Special Charges. The Company recorded special charges of $7.5 million for inventory write-downs and write-offs during the quarter ended June 30, 2000.

Gross Profit. For the three months ended June 30, 2001, the Company's gross profit increased by $11.4 million to $13.7 million, or 52.8% of revenues, compared to $2.3 million, or 4.5% of revenues, for the three months ended June 30, 2000. This increase was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2001 increased to $10.8 million, or 41.4% of revenues, compared to $8.2 million, or 16.1% of revenues, for the same period in 2000. This increase in expenses was attributable to reserves recorded for the impairment of software development costs, an increase in bad debt expense and increased costs incurred from the acquisition of Universal Distribution Services in December 2000.

Special Charges. The Company recorded special charges of $8.4 million for accounts receivable, inventory and other write-offs during the three months ended June 30, 2000. These special charges were primarily related to the switch to a fee-for-service model.

Income Taxes. The Company's effective tax rate for the three months ended June 30, 2001 and 2000 was 47.7% and 40.3%, respectively. The increase was principally due to the Company no longer purchasing tax-exempt bonds.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues. The Company's net revenues decreased 48.4% to $50.9 million for the six months ended June 30, 2001 from $98.7 million for the six months ended June 30, 2000. The decrease in revenue is consistent with the Company's switch to a fee-for-service model and the decline in sales of Caller ID equipment, offset by an increase in DSL modems fulfilled.

Cost of Revenues. The Company's cost of revenues decreased 70.6% to $23.6 million for the six months ended June 30, 2001 compared to $80.2 million for the six months ended June 30, 2000. Cost of revenues decreased primarily due to the decrease in equipment units sold, as opposed to fulfilled, by the Company due to the shift to fee-for-service and the decline in sales of Caller ID equipment.

Special Charges. The Company recorded special charges of $7.5 million for inventory writedowns and write-offs during the six months ended June 30, 2000.

Gross Margin. For the six months ended June 30, 2001, the Company's gross profit increased to $27.4 million, or 53.7% of revenues, compared to $11.1 million, or 11.2% of revenues, for the six months ended June 30, 2000. The increase in gross profit was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2001 increased 35.4% to $24.0 million or 47.1% of revenues compared to $17.7 million or 18.0% of revenues for the six months ended June 30, 2000. This increase in expenses was attributable to reserves recorded for the impairment of software development costs, an increase in bad debt expense and increased costs incurred from the acquisition of Universal Distribution Services in December 2000.

Special Charges. The Company recorded special charges of $8.4 million for accounts receivable, inventory and other write-offs during the six months ended June 30, 2000. These special charges were primarily related to the switch to a fee-for-service model.

Income Taxes. The Company's effective tax rate for the six months ended June 30, 2001 and 2000 was 51.5% and 40.2%, respectively. The increase was principally due to the Company no longer purchasing tax-exempt bonds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, equity offerings. The Company had cash and cash equivalents of approximately $22.2 million at June 30, 2001. Effective in April 2001, the Company no longer has a contractual commitment for funding the start up and development of Return.com with the reacquisition of 100% ownership in Return.com (see note 4). The Company maintains a $40.0 million revolving line of credit with a bank, maturing in June 2002. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At June 30, 2001, there was no outstanding balance under the line of credit.

During the six months ended June 30, 2001, the Company generated $7.4 million in cash flow from operating activities compared to $14.3 million in cash flow from operating activities in the same period in 2000. This decline in the generation of cash flow from operating activities for the six months ended June 30, 2001 compared to the same period in 2000 was due primarily to a slower decline in inventory levels in 2001 versus 2000 which was the first year of the fee-for-service conversion program.

During the six months ended June 30, 2001, net cash used in investing activities was $3.5 million in 2001 as compared to $7.3 million in 2000. This decrease was primarily due to reduced expenditures for technology related to e-commerce applications and internal systems development during 2001.

During the six months ended June 30, 2001, the net cash used in financing activities was $22,000 compared to $4.3 million in the same period in 2000 primarily due to no repayments made under the Company's line of credit during 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There were also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The acquisition of iFulfillment will be accounted for in accordance with these statements. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Reference is made to item 7A, Part II of the Company's annual report on Form 10-K for the year ended December 31, 2000, for discussion pertaining to the Company's exposure to certain market risk. There have been no material changes in the disclosure for the three months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 21, 2001 the Company held its annual meeting of shareholders. A quorum of 10,405,161 out of 11,364,595 shares eligible to be voted (91.6%) were represented at the meeting either in person or by proxy. The purpose of the meeting was to re-elect two directors whose terms expired in 2001 and approve the amendment to Innotrac's 2000 Stock Option and Incentive Award Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 1,300,000 to 2,800,000. At the meeting, Messrs. Scott D. Dorfman and David L. Ellin were both re-elected for a three-year term, which expires 2004, and the amendment to the 2000 Stock Option and Incentive Award Plan was approved. For both nominees, the number of votes cast in favor was 9,618,814, against 786,347 and the number of abstentions and broker non-votes was zero. With respect to the amendment to the 2000 Stock Option and Incentive Plan, 6,927,404 shares were voted in favor, 1,053,837 shares were voted against and the number of abstentions and broker non-votes was 2,423,920.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

       (a)    Exhibits - None

       (b) Reports on Form 8-K - There were no Form 8-K filings during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INNOTRAC CORPORATION
                                (Registrant)



Date:  August 14, 2001          By:  /s/ Scott D. Dorfman
                                -----------------------------------------------
                                Scott D. Dorfman
                                President, Chief Executive Officer and
                                Chairman of the Board



Date:  August 14, 2001          By:  /s/ David L. Gamsey
                                -----------------------------------------------
                                David L. Gamsey
                                Senior Vice President, Chief Financial Officer
                                and Secretary (Principal Financial Officer)