Form 10-Q
period 2001-09-30
INNOTRAC CORP
filed 2001-11-13
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 000-23740
                                               ----------

                              INNOTRAC CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                      58-1592285
       ------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)


       6655 Sugarloaf Parkway    Duluth, Georgia              30097
       ------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000
                                                          ----------------------


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

                                         Outstanding at November 5, 2001
                                         -------------------------------

Common Stock at $.10 par value                  11,364,595 Shares

                                      INDEX


                                                                                                                      Page
                                                                                                                      ----

Part I. Financial Information

       Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets-
                  September 30, 2001 (Unaudited) and December 31, 2000                                                  2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2001 and 2000 (Unaudited)                                            3

                  Condensed Consolidated Statements of Operations for the
                  Nine Months Ended September 30, 2001 and 2000 (Unaudited)                                             4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000 (Unaudited)                                             5

                  Notes to Condensed Consolidated Financial Statements                                                  6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                             8

       Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                            13


Part II. Other Information

       Item 6.    Exhibits and Reports on Form 8-K                                                                     14


Signatures                                                                                                             15

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                  ASSETS                                    SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                                           --------------------         --------------------
                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents ....................        $              9,201         $             18,334
     Accounts receivable, net .....................                      22,296                       31,217
     Inventories, net .............................                      32,286                       15,056
     Deferred income taxes ........................                       3,776                        3,984
     Prepaid expenses and other ...................                       3,075                        7,559
                                                           --------------------         --------------------
               Total current assets ...............                      70,634                       76,150
                                                           --------------------         --------------------

Property and equipment:
     Rental equipment .............................                       2,165                        3,464
     Computer, machinery and equipment ............                      22,420                       16,362
     Furniture, fixtures and leasehold improvements                       3,997                        3,695
                                                           --------------------         --------------------
                                                                         28,582                       23,521
     Less accumulated depreciation and amortization                     (11,764)                      (9,804)
                                                           --------------------         --------------------
                                                                         16,818                       13,717

Goodwill, net .....................................                      10,292                        3,466
Deferred income taxes .............................                       2,329                        2,579
Other assets, net .................................                       1,114                        1,233
                                                           --------------------         --------------------
               Total assets .......................        $            101,187         $             97,145
                                                           ====================         ====================


      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
     Accounts payable .............................        $             23,606         $             22,104
     Accrued expenses and other ...................                      15,681                       12,071
                                                           --------------------         --------------------
               Total current liabilities ..........                      39,287                       34,175

Total noncurrent liabilities ......................                         412                          166
                                                           --------------------         --------------------
               Total liabilities ..................                      39,699                       34,341

Minority interest in subsidiary ...................                           0                        4,169

Shareholders' equity:
     Common stock .................................                       1,136                        1,136
     Additional paid-in capital ...................                      60,992                       60,889
     Retained earnings ............................                        (385)                      (3,184)
     Less: Treasury stock .........................                        (255)                        (206)
                                                           --------------------         --------------------
              Total shareholders' equity ..........                      61,488                       58,635
                                                           --------------------         --------------------
              Total liabilities and shareholders' equity   $            101,187         $             97,145
                                                           ====================         ====================

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended September 30,
                                                                 2001                    2000
                                                           ---------------         ---------------

Revenues, net .....................................        $        22,406         $        50,284
Cost of revenues ..................................                  9,592                  39,606
                                                           ---------------         ---------------
               Gross profit .......................                 12,814                  10,678
                                                           ---------------         ---------------

Operating expenses:
       Selling, general and administrative expenses                  9,712                   9,229
       Depreciation and amortization ..............                  1,162                   1,166
                                                           ---------------         ---------------
                Total operating expenses ..........                 10,874                  10,395
                                                           ---------------         ---------------
Operating income ..................................                  1,940                     283
                                                           ---------------         ---------------

Other income, net .................................                   (126)                   (121)
                                                           ---------------         ---------------

Income before income taxes and minority interest ..                  2,066                     404
Income tax provision ..............................                   (802)                   (139)
                                                           ---------------         ---------------
Net income before minority interest ...............                  1,264                     265
Minority interest, net of income tax benefit ......                      0                     (54)
                                                           ---------------         ---------------
                Net income ........................        $         1,264         $           319
                                                           ===============         ===============

Earnings per share:

Basic and diluted earnings per share:

       Basic ......................................        $          0.11         $          0.03
                                                           ===============         ===============

       Diluted ....................................        $          0.11         $          0.03
                                                           ===============         ===============


Weighted average shares outstanding:

       Basic ......................................                 11,319                  11,200
                                                           ===============         ===============

       Diluted ....................................                 11,828                  11,200
                                                           ===============         ===============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Nine Months Ended September 30,
                                                                2001                    2000
                                                           ---------------         ---------------

Revenues, net .....................................        $        73,352         $       149,031
Cost of revenues ..................................                 33,182                 119,813
Special charges ...................................                      0                   7,477
                                                           ---------------         ---------------
               Gross profit .......................                 40,170                  21,741
                                                           ---------------         ---------------

Operating expenses:
       Selling, general and administrative expenses                 33,722                  26,963
       Special charges ............................                      0                   8,473
       Depreciation and amortization ..............                  3,550                   2,893
                                                           ---------------         ---------------
                Total operating expenses ..........                 37,272                  38,329
                                                           ---------------         ---------------
Operating income (loss) ...........................                  2,898                 (16,588)
                                                           ---------------         ---------------

Other (income) expenses, net ......................                   (537)                    359
                                                           ---------------         ---------------

Income (loss) before income taxes and minority interest              3,435                 (16,947)
Income tax (provision) benefit ....................                 (1,507)                  6,836
                                                           ---------------         ---------------
Net income (loss) before minority interest ........                  1,928                 (10,111)
Minority interest, net of income tax benefit ......                   (871)                   (100)
                                                           ---------------         ---------------
                Net income (loss) .................        $         2,799         $       (10,011)
                                                           ===============         ===============

Earnings per share:

Basic and diluted earnings (loss) per share:

       Basic ......................................        $          0.25         $         (0.89)
                                                           ===============         ===============

       Diluted ....................................        $          0.24         $         (0.89)
                                                           ===============         ===============

Weighted average shares outstanding:

       Basic ......................................                 11,319                  11,209
                                                           ===============         ===============

       Diluted ....................................                 11,694                  11,209
                                                           ===============         ===============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 2001             2000
                                                                               --------         --------

Cash flows from operating activities:
     Net income (loss) ................................................        $  2,799         $(10,011)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of the effect of business acquired:
         Depreciation and amortization ................................           3,550            2,893
         Loss on disposal of property and equipment ...................             206              454
         Minority interest in subsidiary ..............................            (871)            (100)
         Amortization of deferred compensation ........................             100                0
         Deferred income taxes ........................................             458              602
         Decrease in accounts receivable ..............................           9,024            9,533
         (Increase) decrease in inventories ...........................         (17,230)          24,213
         Decrease (increase) in prepaid expenses and other ............           1,042           (5,709)
         Increase in accounts payable .................................           1,463           10,594
         Increase in accrued expenses and other .......................           1,483              361
                                                                               --------         --------
              Net cash provided by operating activities ...............           2,024           32,830
                                                                               --------         --------

Cash flows from investing activities:
     Purchases of property and equipment ..............................          (4,979)          (9,077)
     Acquisition of business, net of cash acquired ....................          (6,057)               0
     Other ............................................................               0              (45)
                                                                               --------         --------
              Net cash used in investing activities ...................         (11,036)          (9,122)
                                                                               --------         --------

Cash flows from financing activities:
     Net repayments under line of credit ..............................               0           (7,008)
     Repayment of capital lease obligations ...........................             (75)              (9)
     Proceeds from issuance of stock in subsidiary ....................               0            1,000
     Purchase of treasury stock shares ................................             (46)            (150)
                                                                               --------         --------
              Net cash used in financing activities ...................            (121)          (6,167)
                                                                               --------         --------

Net (decrease) increase in cash and cash equivalents ..................          (9,133)          17,541
Cash and cash equivalents, beginning of period ........................          18,334              894
                                                                               --------         --------
Cash and cash equivalents, end of period ..............................        $  9,201         $ 18,435
                                                                               ========         ========

Supplemental cash flow disclosures:

     Cash paid for interest ...........................................        $     64         $    132
                                                                               ========         ========

     Cash paid for income taxes, net of refunds received ..............        $      0         $ (2,274)
                                                                               ========         ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

2.       SPECIAL CHARGES

         At September 30, 2001 and December 31, 2000, the Company had approximately $4.3 million and $6.9 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at September 30, 2001 included $3.3 million for the Company's shift to a fee-for-service business model and $1.0 million for exiting the e-commerce business. Cash payments for the three and nine months ended September 30, 2001 were approximately $0.3 million and $1.8 million, respectively. The Company expects that the majority of the remaining accruals will be utilized by December 31, 2001.

3.       IMPAIRMENT OF LONG-LIVED ASSETS

         During the nine months ended September 30, 2001, the Company has recorded impairment reserves of approximately $0.7 million primarily for certain call center related software and approximately $2.4 million primarily for software development costs incurred as part of the development of a software engine for Return.com.

4.       MINORITY INTEREST

         The minority interest represents an investment in Return.com Online, LLC ("Return.com"), a subsidiary of the Company previously held by Mail Boxes Etc. ("MBE"), including their proportionate share of losses in Return.com prior to April 17, 2001. On April 17, 2001, the Company agreed to reacquire MBE's 40% ownership interest in Return.com. The note receivable of $3.4 million due from MBE was forgiven by the Company in exchange for MBE's ownership interest in Return.com, resulting in 100% ownership by the Company. All remaining contractual commitments for additional funding by the Company were also cancelled.

         As a result of the Company's controlling ownership interest in Return.com, the Company consolidated the results of operations and financial position of Return.com in the accompanying condensed consolidated financial statements. During the nine months ended September 30, 2001, severance payments of approximately $0.2 million were made related to the reduction in Return.com employees. At September 30, 2001, the Company had a remaining accrual for severance costs of approximately $0.1 million, which will be utilized by December 31, 2001. The Company expects Return.com to continue to generate operating losses in 2001.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

5.       EARNINGS PER SHARE

         The following table shows the amounts used in computing earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential diluted common stock. Options outstanding to purchase shares of the Company's common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2000 because their effect was anti-dilutive. Shares used to compute diluted EPS for the three and nine months ended September 30, 2001 and 2000 are as follows (in 000's):


                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                      ------------------------------------------------
                                                       2001          2000          2001          2000
                                                      ------        ------        ------        ------

Diluted earnings per share:
     Weighted average shares outstanding              11,319        11,200        11,319        11,209
     Employee and director stock options                 509             0           375             0
                                                      ------        ------        ------        ------
     Weighted average shares assuming dilution        11,828        11,200        11,694        11,209
                                                      ======        ======        ======        ======


6.       SUBSEQUENT EVENTS

         Effective December 1, 2001, SBC Communications will terminate its contract with the Company and shift its call center services to another provider. Due primarily to the termination of this contract, the Company has elected to close its call center operations in Atlanta, Georgia in January 2002 and shift its Atlanta clients to its call center operations in Pueblo, Colorado. The Company notified approximately 240 employees at the Atlanta and Pueblo call center facilities on October 31, 2001 regarding termination of employment effective in January 2002. The Company will continue to operate its call center facilities in Pueblo and in Reno, Nevada. Management believes that the financial impact of the closure of the Atlanta call center operations will not have a material impact on the Company's consolidated results of operations and financial position.

7.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after September 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There were also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The acquisition of iFulfillment, Inc., which was not material to the financial statements, is being accounted for in accordance with these statements based on management's best estimates of the allocation of the purchase price. The allocation is subject to adjustment up to one-year from the date of acquisition. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

ITEM 2-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, provides customized, technology-based marketing support, order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns of telecommunications products, including Digital Subscriber Line Modems ("DSL Modems"), to BellSouth, SBC Communications and Qwest and their customers. As of December 1, 2001, the Company will no longer provide services to SBC Communications, which represents approximately 15% and 17% of the Company's consolidated revenue for the three and nine months ended September 30, 2001, respectively. However, the Company resumed its fulfillment services of consumer phones and expanded its services to include wireless pager equipment with BellSouth during the third and fourth quarters of 2001, respectively. The Company also provides these services for a significant number of non-telecommunications related companies such as Coca-Cola, NAPA, Tactica and Thane International. Approximately two-thirds of the Company's volume is currently generated from its telecommunications clients.

With the Company's conversion of its clients to a fee-for-service model during 2000, the Company no longer purchases and sells Caller ID equipped phones, DSL modems and other telecommunications equipment from third party manufacturers for a majority of its clients. Instead, the Company warehouses products on a consignment basis and fulfills equipment on behalf of its customers for a fee. In certain cases, the Company purchases and owns inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. While the new model substantially reduces revenues as pass through cost of purchased equipment is no longer included in revenues, gross margins have improved since the Company no longer has inventory risk or cost of equipment. For the nine months ended September 30, 2001, operating cash flows have declined from the same period in 2000 primarily due to the significant increase in inventory levels to provide for the start of the consumer phone and wireless pager sales programs with BellSouth. The Company began these new sales programs during the third and fourth quarters of 2001, and the Company is indemnified by the client for substantially all risks associated with the ownership of this new inventory. Management expects operating cash flows to improve by the first quarter 2002 as these inventory levels are reduced.

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

On July 24, 2001, the Company acquired for cash the assets and assumed specified liabilities of iFulfillment, Inc. ("iFulfillment"), which is located in a 354,000 square foot leased facility in Bolingbrook, Illinois. iFulfillment specializes in fully integrated, automated, order fulfillment services for multi-channel retailers and catalogers including such clients as Nordstrom.com's online catalog shoe sales, Wilsons Leather and Archibald Candies. The assets and operating results of iFulfillment prior to the acquisition were not material to the Company's consolidated assets or results of operations.

Effective December 1, 2001, SBC Communications will terminate its contract with the Company and shift its call center services to another provider. Due to the termination of this contract, the Company has elected to close its call center operations in Atlanta, Georgia in January 2002 and shift its Atlanta clients to its call center operations in Pueblo, Colorado. The Company notified approximately 240 employees at the Atlanta and Pueblo call center facilities on October 31, 2001 regarding termination of employment effective January 2002. The Company will continue to operate its call center facilities in Pueblo and in Reno, Nevada. Management believes that the financial impact of the closure of the Atlanta call center operations will not have a material impact on the Company's consolidated results of operations and financial position.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2001 and 2000. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.


                                                        Three Months                   Nine Months
                                                     Ended September 30,           Ended September 30,
                                                    --------------------          --------------------
                                                    2001           2000           2001           2000
                                                    -----          -----          -----          -----

Revenues ...................................        100.0%         100.0%         100.0%         100.0%
Cost of revenues ...........................         42.8           78.8           45.2           80.4
Special charges ............................           --             --             --            5.0
                                                    -----          -----          -----          -----
   Gross profit ............................         57.2           21.2           54.8           14.6
Selling, general and administrative expenses         43.3           18.3           46.0           18.1
Special charges ............................           --             --             --            5.7
Depreciation and amortization ..............          5.2            2.3            4.8            1.9
                                                    -----          -----          -----          -----
   Operating income (loss) .................          8.7            0.6            4.0          (11.1)
Other (income) expenses, net ...............         (0.5)          (0.2)          (0.7)           0.2
                                                    -----          -----          -----          -----
Income (loss) before income taxes
   and minority interest ...................          9.2            0.8            4.7          (11.3)
Income tax (provision) benefit .............         (3.6)          (0.3)          (2.1)           4.6
                                                    -----          -----          -----          -----
Net income (loss) before minority interest .          5.6            0.5            2.6           (6.7)
Minority interest ..........................           --           (0.1)          (1.2)          (0.0)
                                                    -----          -----          -----          -----
   Net income (loss) .......................          5.6%           0.6%           3.8%          (6.7)%
                                                    =====          =====          =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Net revenues decreased 55.4% to $22.4 million for the three months ended September 30, 2001 from $50.3 million for the three months ended September 30, 2000. The decrease in revenue is consistent with the Company's switch to a fee-for-service model, the decline in the sales of outbound Caller ID equipment and a decline in call center volume attributable to SBC Communications, offset by an increase in DSL modems fulfilled. Under the fee-for-service model, revenues are recorded net of equipment costs sold or fulfilled.

Cost of Revenues. Cost of revenues decreased 75.8% to $9.6 million for the three months ended September 30, 2001 compared to $39.6 million for the three months ended September 30, 2000. Cost of revenues decreased primarily due to the decrease in equipment units sold, as opposed to fulfilled, by the Company resulting from the shift to fee-for-service and the decline in sales of outbound Caller ID equipment.

Gross Profit. For the three months ended September 30, 2001, the Company's gross profit increased by $2.1 million to $12.8 million, or 57.2% of revenues, compared to $10.7 million, or 21.2% of revenues, for the three months ended September 30, 2000. This increase was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2001 increased to $9.7 million, or 43.3% of revenues, compared to $9.2 million, or 18.3% of revenues, for the same period in 2000. This increase in expenses was attributable to costs incurred from the acquisitions of iFulfillment, Inc. in July 2001 and Universal Distribution Services in December 2000 and an increase in bad debt expense. These additional expenses were offset by a decrease in costs related to the Company's investment in Return.com and a reduction in expenditures for technology related to e-commerce applications and internal systems development, which were incurred in the third quarter of 2000.

Income Taxes. The Company's effective tax rate for the three months ended September 30, 2001 and 2000 was 38.8% and 34.4%, respectively. The increase was principally due to the Company no longer purchasing tax-exempt bonds and certain items not deductible for tax purposes representing a greater percentage of taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. The Company's net revenues decreased 50.8% to $73.4 million for the nine months ended September 30, 2001 from $149.0 million for the nine months ended September 30, 2000. The decrease in revenue is consistent with the Company's switch to a fee-for-service model and the decline in sales of Caller ID equipment, offset by an increase in DSL modems fulfilled.

Cost of Revenues. The Company's cost of revenues decreased 72.3% to $33.2 million for the nine months ended September 30, 2001 compared to $119.8 million for the nine months ended September 30, 2000. Cost of revenues decreased primarily due to the decrease in equipment units sold, as opposed to fulfilled, by the Company due to the shift to fee-for-service and the decline in sales of Caller ID equipment.

Special Charges. The Company recorded special charges of $7.5 million for inventory writedowns and write-offs during the three months ended June 30, 2000.

Gross Profit. For the nine months ended September 30, 2001, the Company's gross profit increased to $40.2 million, or 54.8% of revenues, compared to $21.7 million, or 14.6% of revenues, for the nine months ended September 30, 2000. The increase in gross profit was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2001 increased 25.1% to $33.7 million or 46.0% of revenues compared to $27.0 million or 18.1% of revenues for the nine months ended September 30, 2000. This increase in expenses was attributable to reserves recorded for the impairment of software development costs, an increase in bad debt expense and increased costs incurred from the acquisitions of iFulfillment, Inc. in July 2001 and Universal Distribution Services in December 2000. The increase in expenses was offset by a reduction in expenditures for technology related to e-commerce applications and internal systems development during 2001.

Special Charges. The Company recorded special charges of $8.4 million for accounts receivable, inventory and other write-offs during the three months ended June 30, 2000. These special charges were primarily related to the switch to a fee-for-service model.

Income Taxes. The Company's effective tax rate for the nine months ended September 30, 2001 and 2000 was 43.9% and 40.3%, respectively. The increase was principally due to the Company no longer purchasing tax-exempt bonds and certain items not deductible for tax purposes representing a greater percentage of taxable income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, equity offerings. The Company had cash and cash equivalents of approximately $9.2 million at September 30, 2001. Effective in April 2001, the Company no longer has a contractual commitment for funding the start up and development of Return.com with the reacquisition of 100% ownership in Return.com (see note 4). The Company maintains a $40.0 million revolving line of credit with a bank, maturing in June 2002. Borrowings under the line of credit bear interest at the Company's option at the bank's prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At September 30, 2001, there was no outstanding balance under the line of credit.

During the nine months ended September 30, 2001, the Company generated $2.0 million in cash flow from operating activities compared to $32.8 million in cash flow from operating activities in the same period in 2000. This decline in the generation of cash flow from operating activities for the nine months ended September 30, 2001 compared to the same period in 2000 was due primarily to an increase in inventory levels to provide for the start of the consumer phone and wireless pager sales programs with BellSouth initiated during the third and fourth quarters of 2001, respectively. The Company is indemnified by the client for substantially all risks associated with the ownership of this inventory. Management anticipates that these inventory levels will be reduced by the first quarter of 2002.

During the nine months ended September 30, 2001, net cash used in investing activities was $11.0 million in 2001 as compared to $9.1 million in 2000. This increase was primarily due to the acquisition of iFulfillment, Inc. in July 2001 partially offset by reduced expenditures for technology related to e-commerce applications and internal systems development during 2001.

During the nine months ended September 30, 2001, the net cash used in financing activities was $121,000 compared to $6.2 million in the same period in 2000 primarily due to no repayments made under the Company's line of credit during 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after September 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There were also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The acquisition of iFulfillment, which was not material to the financial statements, is being accounted for in accordance with these statements based on management's best estimates of the allocation of purchase price. The allocation is subject to adjustment up to one-year from the date of the acquisition. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Reference is made to item 7A, Part II of the Company's annual report on Form 10-K for the year ended December 31, 2000, for discussion pertaining to the Company's exposure to certain market risk. There have been no material changes in the disclosure for the nine months ended September 30, 2001.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         10.1 Letter of Amendment to Amended and Restated Loan and Security Agreement by and between Innotrac Corporation and SouthTrust Bank, N.A. effective September 10, 2001.

   (b) Reports on Form 8-K - There were no Form 8-K filings during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INNOTRAC CORPORATION
                                          --------------------
                                          (Registrant)




Date:  November 13, 2001               By:  /s/ Scott D. Dorfman
                                          ---------------------------------
                                          Scott D. Dorfman
                                          President, Chief Executive Officer and
                                          Chairman of the Board


Date:  November 13, 2001               By:  /s/ David L. Gamsey
                                          --------------------------------------
                                          David L. Gamsey
                                          Senior Vice President, Chief Financial
                                          Officer and Secretary
                                          (Principal Financial Officer)