Form 10-K
period 2001-12-31
INNOTRAC CORP
filed 2002-03-28
CIK 1051114

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

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-23741

                              INNOTRAC CORPORATION
             (Exact name of Registrant as specified in its charter)

         GEORGIA                                                58-1592285
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                             Identification No.)

                  6655 SUGARLOAF PARKWAY, DULUTH, GEORGIA 30097
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            -----

Name of each exchange on which registered: The Nasdaq National Market.
                                           ---------------------------

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.10 Per Share.
---------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 18, 2002 was $22,416,988 based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

         At March 18, 2002, there were 11,674,595 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2001 Annual Report to Shareholders, filed as an exhibit hereto, are incorporated by reference into Part II of this Annual Report on Form 10-K for the year ended December 31, 2001 (the "Report"). Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Report.

                              INNOTRAC CORPORATION
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I............................................................................................................2
         ITEM 1.      BUSINESS....................................................................................2
                      CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS........................................9
                      EXECUTIVE OFFICERS OF REGISTRANT...........................................................14
         ITEM 2.      PROPERTIES.................................................................................15
         ITEM 3.      LEGAL PROCEEDINGS..........................................................................16
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................16

PART II..........................................................................................................17
         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..................17
         ITEM 6.      SELECTED FINANCIAL DATA....................................................................18
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......18
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................18
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................18
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......18

PART III.........................................................................................................19
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................19
         ITEM 11.     EXECUTIVE COMPENSATION.....................................................................19
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................19
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................19

PART IV..........................................................................................................20
         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................20
                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES..................................S-1
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS...........................................S-2

                                     PART I

ITEM 1.           BUSINESS

         Innotrac Corporation ("Innotrac" or the "Company"), founded in 1984 and headquartered in Atlanta, Georgia, provides customized, technology-based order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. In order to perform call center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management's focus from its principal or core business. By assuming responsibility for these tasks, we strive to improve the quality of the non-core operations of our clients and to reduce their overall operating costs. We enable our clients to manage their sales channels efficiently by utilizing our core competencies, which include:

         -        Technology services:

                  -        order management systems

                  -        warehouse management systems

                  -        electronic data interface, or EDI, integration

                  -        interactive voice response, or IVR

                  -        chat box capabilities

                  -        database management/data warehousing/data mining

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

                  -        inbound call center services

                  -        technical support and order status

                  -        returns and refunds processing

                  -        call centers integrated into fulfillment platform

                  -        cross-sell/up-sell services

         We receive most of our clients' orders either through electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.

         Since 1994, we have had a high focus on the telecommunications industry because of its growth characteristics and increasing marketing needs. We provide marketing support services and fulfillment of telephones, Caller ID equipment, Digital Subscriber Line Modems ("DSL modems") and other telecommunications products to companies such as BellSouth Corporation ("BellSouth"), SBC

Communications, Inc. ("SBC"), Warranty Corporation of America and Qwest Communications International, Inc. ("Qwest") and their customers. As of December 1, 2001, we no longer provided these services to SBC, which represented approximately 15% of our consolidated revenue for the year ended December 31, 2001. During the year ended December 31, 2001, approximately 49% of our revenues were generated from telecommunications clients, 18% of revenues were from DSL and cable modem clients and 33% of revenues were from traditional fulfillment and marketing services clients. Our non-telecommunications clients include such companies as Coca-Cola, National Automotive Parts Association, Tactica, Porsche, Nordstrom.com, Wilsons Leather and Thane International. Approximately 88% of our 2000 revenues were from telecommunications clients. We anticipate that the percentage of our revenues attributable to telecommunications clients will continue to decrease during 2002 due to the loss of SBC and the addition of Martha Stewart Living Omnimedia, Inc. as a fulfillment and call center client, commencing in February 2002.

         As a result of the loss of the SBC contract, we elected to close our call center operations in Atlanta, Georgia in January 2002 and shifted our Atlanta clients to our call center operations in Pueblo, Colorado. We notified approximately 260 employees at the Atlanta and Pueblo call center facilities on October 31, 2001 regarding termination of employment effective January 2002. We incurred approximately $1.0 million in severance, write-off of assets, and other expenses related to the closure of the Atlanta call center operations during the year ended December 31, 2001. We do not anticipate incurring any additional costs associated with this closure. We continue to operate call center facilities in Pueblo, Colorado and Reno, Nevada.

         With the conversion of a majority of our clients to a fee-for-service model during 2000, we no longer purchase and sell Caller ID equipped phones, DSL modems and other telecommunications equipment from third party manufacturers for these clients. Instead, we warehouse products on a consignment basis and fulfill equipment on behalf of our customers for a fee. We purchase and own inventory for certain clients, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. The new model substantially reduces revenues as the pass through cost of purchased equipment is no longer included in revenues. Gross margins have improved since we no longer have inventory risk or cost of equipment. For the year ended December 31, 2001, operating cash flows, while remaining positive, have declined from the same period in 2000 primarily due to the significant increase in inventory levels to provide for the initiation of the consumer phone and wireless pager sales programs with BellSouth. We began these new sales programs during the third and fourth quarters of 2001, and we are indemnified by the client for substantially all risks associated with the ownership of this new inventory.

         On May 17, 2000, we invested in a new venture, Return.com Online, Inc. ("Return.com") with its equity partner, Mail Boxes Etc. ("MBE") to process product returns for online and catalog retailers. Return.com was converted to a limited liability corporation on December 28, 2000. As of March 31, 2001, we owned 60% of this subsidiary with the remaining 40% owned by MBE. However, due to the announcement in March 2001 that United Parcel Services, Inc. had entered into a definitive agreement to purchase MBE, we elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate our arrangement with MBE as its exclusive front-end solution. This became effective in April 2001. As a result of our ownership interest in Return.com since the date of inception, we consolidated the results of operations and financial position of Return.com in the accompanying consolidated financial statements. During the year ended December 31, 2001, we utilized a $2.8 million impairment reserve, which was recorded in the first quarter of 2001, to write off the investment in Return.com. At December 31, 2001, Return.com is no longer in operation.

         In an effort to reduce our industry and client concentration and to expand our national presence, we acquired iFulfillment, Inc. ("iFulfillment") in July 2001 and Universal Distribution Services, Inc. ("UDS") in December 2000. Our iFulfillment subsidiary specializes in fully integrated, automated, order fulfillment services for multi-channel retailers and catalogers including such clients as Nordstrom.com, Wilsons Leather and Archibald Candies. It is located in a 354,000 square foot leased facility in Bolingbrook, Illinois. Our UDS division provides integrated order processing, order management, fulfillment and customer relationship management services. UDS's customer base comprises traditional direct marketing companies as well as retailers including Thane International, Tactica and Gateway Learning. It is located in a 275,000 square foot facility in Reno, Nevada. Since the acquisition of UDS, we were able to expand UDS's business during 2001 by taking advantage of our East Coast capabilities. Under the terms of Innotrac's merger agreement with UDS, the former shareholders of UDS (including one of our executive officers, Patrick J. West) may receive, as part of the consideration paid for their shares, annual contingent payments based on the operating income generated by our UDS division over a three-year period that commenced December 1, 2000. For the first year of the earn-out period, UDS's stockholders received approximately $13 million in cash and 310,000 shares of our common stock pursuant to this arrangement. We do not currently believe any additional contingent payments will be due.

         We intend to continue our search for other selective acquisitions during the course of 2002 to complete our national model. We are committed to continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in more diverse industries.

MARKETING SUPPORT SERVICES

         We provide customized, technology-based order fulfillment, call center and total customer relationship management services to our clients. We act as an extension of our clients in reaching their end user customers. Our full-range of services are described below and can be offered to clients who sell products and services through various sales channels.

         TECHNOLOGY SERVICES

         Our integrated technology solutions help us provide fulfillment and call center services to our clients and create barriers to entry for our competitors. We provide the following technology-based services:

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

         SYSTEMS INTEGRATION. With some clients, we develop proprietary software that provides direct integration between our system and theirs. This allows us to exchange data, update customer records, place orders for products and services and provide up-to-the-second inventory status. By developing an integrated system interface with our clients, our systems and our clients' systems act as one and provide real-time, highly accurate data inquiries and updates. By developing proprietary software for integration, we are able to maintain longer, more consistent relationships with our largest clients.

         INTERACTIVE VOICE RESPONSE. In many cases, our call center services are offered through IVR systems. These menu driven systems allow customers to route their calls by selecting from several offerings. Our IVR systems include text to speech capabilities, which allow the IVR systems to "read" specific, real-time data from the client's databases and convert it into speech based on cues from a caller. These systems generally reduce personnel and physical plant expenses associated with a call center while expanding the operating capabilities of the center. Customer support is also integrated into our IVR systems so that an end user can obtain answers to service questions from an automated system, rather than a call center representative, regarding the products they purchased.

         DATABASE MANAGEMENT/DATA MINING. We manage client databases independently or in conjunction with other marketing support programs. Independent database management begins with the client providing the information to establish the database or our obtaining the data from a variety of sources. We then customize and manage this data to provide client reports. Many times we will develop a systems integration module that allows our system to fully integrate with our clients' systems enabling the sharing of database files. In addition, our integrated marketing support programs generate information about customers, demographics, recurring technical problems and other useful marketing data. We are then able to create customized databases that evolve with our ongoing marketing support and customer service programs. This data is a source of valuable information as we evaluate ongoing programs and plan and design future programs with our clients.

         FULFILLMENT SERVICES

         Providing effective turnkey fulfillment solutions for our clients' products is one of our core competencies. Our capabilities in this area are described below:

         FULFILLMENT. We are committed to delivering to our clients' products and services to their customers on a timely and accurate basis. Our personnel pick, pack and ship product orders and requests for promotional, technical and educational literature, signage and point of sale materials for clients. We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products. By utilizing this technology, we are able to reduce labor costs and provide more timely shipments to our clients' customers. We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client's marketing support program. We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.

         PURCHASING MANAGEMENT. For selective clients, we place orders for products we fulfill with vendors chosen by those clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, arranging returns and credits as well as forecasting product quantities required for normal business programs or promotions.

         INVENTORY MANAGEMENT. An integral part of our marketing support services is the monitoring and control of a client's inventory. We provide automated inventory management and reporting to assure real-time stock counts of a client's products, literature, signage and other items. Our inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to quickly assess stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct system integration. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems, which improves the efficiency of stock management and selection.

         PRODUCT CONSIGNMENT AND WAREHOUSING. For a majority of our clients, we no longer purchase and sell telephones, Caller ID equipment, DSL and cable modems and other telecommunications equipment from third party manufacturers. Instead, we warehouse products on a consignment basis and fulfill equipment on behalf of our customers for a fee. In certain cases, we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

         CUSTOMER SUPPORT SERVICES

         Another of our core competencies is providing customer support services. We believe these services are critical to a comprehensive marketing solution. Our customer support services are described below:

         INBOUND CALL CENTER SERVICES. Our call center representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. From time to time they may sell equipment, other products, telephone company services and extended warranties to customers who call us.

         Inquiries generally relate to a customer's purchase of a product or a customer's need for ongoing assistance. These end users dial a support number printed on the product or in the documentation accompanying the product. To handle the call properly, Innotrac's automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the IVR system or an Innotrac representative. The IVR system attempts to resolve support issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our service representatives who are specially trained in the applicable client's business and products and answer using the client's name. Our call center representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer's question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

TECHNOLOGY

         Our use of technology enables us to design and deliver services for each client's marketing support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems, which utilize a UNIX-based open architecture, comprised of multiple networked computers and anchored by two Hewlett-Packard HP9000 K460 multiprocessing systems. We also have multiple Sun Enterprise 6500 servers utilizing Veritas cluster server software, which provides a high availability computing environment. Veritas Backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to quickly increase data capacity. Our EMC storage solutions provide rapid access to data and the ability to scale quickly depending on business demands. Network connectivity is achieved with Cisco routers and local directors.

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

         We utilize three warehouse management systems depending on our business line and our locations. During 2001, we began the implementation of PKMS, an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping. PKMS will provide efficiencies in inventory management, outbound distribution and task management. We completed implementation of PKMS for all clients at our Pueblo warehouse and for BellSouth Caller ID phone and DSL modem programs in our Atlanta warehouse. Implementation of PKMS for our remaining clients in Atlanta will be completed in 2002. iFulfillment utilizes Optum warehouse management system, which is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers. UDS utilizes an internally developed, customized order management, warehouse management and customer relationship management system suitable for its direct marketing and retailer customer base. We believe that these systems allow us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

         In 2002, we will begin the conversion of our existing customized order management system ("OMS") to Yantra Distributed OMS in Atlanta. This application will extend our existing supply chain system by managing orders and inventory across multiple divisions, suppliers and marketplaces.

         Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and is currently supporting approximately 220 representatives. Additionally, the ACD system is integrated with software designed to enable management to automatically staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an Aspect ACD Enterprise System switch with the capacity to handle over 1,000 call center representatives and is currently supporting 75 representatives.

PERSONNEL AND TRAINING

         Our success in recruiting, hiring and training large numbers of employees and obtaining large numbers of hourly employees during peak periods for fulfillment and call center operations is critical to our ability to provide high quality marketing support services. Call center representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. To maintain good employee relations and to minimize employee turnover, we offer competitive pay and hire primarily full-time employees who are eligible to receive a full range of employee benefits.

         As of March 8, 2002, we had over 800 employees. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.

         Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized. Although we consider our relationship with our employees to be good, we have experienced occasional unionization initiatives, particularly among our call center personnel.

COMPETITION

         In tailoring services to client needs, we compete on the basis of quality, reliability of service, efficiency, technical capabilities, speed, flexibility and price. We compete with many companies, some of which have greater resources than us, with respect to various portions of our business. Those companies include fulfillment businesses, call center operations and database management firms. We believe that our comprehensive and integrated services differentiate us from many of those competitors. We continuously explore new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes we can develop a superior outsourced solution on a cost-effective basis. We primarily compete with the in-house operations of our current and potential clients and also compete with certain companies that provide similar services on an outsourced basis.

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

         The Telecommunications Act of 1996 introduced restrictions on telecommunications carriers' usage of customer proprietary network information, or CPNI. CPNI includes information that is personal to customers, including where, when and to whom a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent these services are used. The FCC interprets the CPNI restrictions to permit telecommunications carriers, including BellSouth and Qwest, to use CPNI without customer approval to market services that are related to the customer's existing service relationship with his or her carrier. Before carriers may use CPNI to market services outside a customer's existing service relationships, the carrier must obtain express customer permission. Because we are dependent upon the efforts of our clients to promote and market their equipment and services, laws and regulations inhibiting those clients' ability to market these equipment and services to their existing customers could have a material adverse effect on our business, results of operations and financial condition.

         Telephone sales practices are regulated at both the federal and state level. These regulations primarily relate to outbound teleservices, which we outsource to another company. Outbound teleservices are regulated by the rules of the FCC under the Federal Telephone Consumer Protection Act of 1991, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and various state regulations regarding telephone solicitations. We believe that we are in compliance with these federal statutes and the FCC rules thereunder and the various state regulations and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

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

         Innotrac focuses on developing long-term relationships with large corporations. In recent years, this focus has been on telecommunications companies. A relatively small number of our clients account for a significant portion of our revenues. Our three largest clients, BellSouth, SBC and Warranty Corporation of America, accounted for an aggregate of approximately 49%, 69% and 91% of net revenues for 2001, 2000 and 1999. If we lose one or more of our largest clients, or if revenues from our largest clients decline, then our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits. As of December 1, 2001, we no longer provided services to SBC, Home Depot or Siemens, which represented approximately 15%, 2% and 1%, respectively, of our consolidated revenue for the year ended December 31, 2001.

OUR BUSINESS IS CONCENTRATED IN THE TELECOMMUNICATIONS INDUSTRY. IF WE CANNOT CONTINUE TO DIVERSIFY OUTSIDE OF THE TELECOMMUNICATIONS INDUSTRY, OUR STRATEGY MAY NOT BE SUCCESSFUL AND OUR BUSINESS COULD SUFFER.

         Approximately half of our revenues in 2001, and 88% in 2000, were attributable to telecommunications clients. Consequently, we are particularly susceptible to negative changes affecting the telecommunications industry in general. To ameliorate this risk, our strategy depends on diversifying our client base across more industries, including through selective acquisitions. We cannot guarantee, however, that we will be successful in expanding into new industries, or that our services will be as attractive to clients in different industries as they have been to telecommunications companies. Success in diversifying the industry base of our clients depends on a number of factors, such as our sales and marketing efforts, the compatibility of our systems and processes with non-telecommunications clients and the cost of integrating or customizing our services to suit those clients. If we fail to expand our business into new industries, we may not be able to implement our strategy, and our future prospects could be negatively impacted.

OUR WRITTEN CONTRACTS GENERALLY DO NOT GUARANTEE SPECIFIC VOLUME LEVELS AND CAN USUALLY BE TERMINATED ON LITTLE NOTICE.

         Although we have written agreements with most of our clients, our agreements generally do not assure specific volume or revenue levels. In addition, some agreements provide for termination for any reason on short notice. Our current agreement with BellSouth may be terminated by BellSouth for any reason upon 90 days notice.

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

         Our success depends upon our ability to fulfill advanced telecommunications equipment. Currently, we rely heavily upon the fulfillment of Caller ID equipped telephones and DSL modems to the end user customers of our telecommunications clients for our revenues. We also depend upon these clients to promote Caller ID and DSL services. Our business, results of operations and financial condition could be materially adversely affected if:

         - the telecommunications products we fulfill and the related services offered by our clients do not gain or sustain marketplace acceptance;

         - our telecommunications clients fail to adequately promote these products and services; or

         -        our telecommunications clients lose market share.

IF THE INTERNET FAILS TO CONTINUE TO GROW, SOME OF OUR CLIENTS MAY NOT SUCCEED AND OUR BUSINESS MAY BE HARMED.

         Commercial use of the internet is relatively new. Internet and e-commerce usage may be inhibited for a number of reasons, including:

         -        increased government regulation;

         - insufficient availability, reliability or capacity of telecommunications services;

         -        security and authentication concerns;

         -        difficulty of access; and

         -        inconsistent service quality.

         We view e-commerce as another channel of distribution. Some of our clients are dependent on the success of the internet either because they use e-commerce as a channel for distribution or they distribute products that facilitate internet usage. During 2001 and 2000, we lost some business due to unsuccessful Internet Service Providers that utilized our service to distribute their DSL modems. If the internet develops as a commercial medium more slowly than we expect, it could also adversely affect our business.

IF WE ARE NOT ABLE TO CONTINUE OR MANAGE OUR GROWTH, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our operations have grown significantly in recent years. Our business, results of operations and financial condition could be materially adversely affected if we cannot effectively manage our growth. Our continued success depends upon our ability to:

         - initiate, develop and maintain existing and new client relationships;

         -        respond to competitive developments;

         -        continue to develop our sales infrastructure;

         - attract, train, motivate and retain management and other personnel; and

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

  WE MAY NOT BE ABLE TO RETAIN OR EMPLOY OTHER QUALIFIED EMPLOYEES.

         Our success depends largely on our ability to recruit, hire, train and retain qualified employees. If we cannot do so, our business, results of operations or financial condition could be materially adversely affected. Our industry is very labor-intensive and has experienced high personnel turnover. If our employee turnover rate increases significantly, our recruiting and training costs could rise and our operating effectiveness and productivity could decline. In 2001, we terminated approximately 260 call center employees at our Atlanta and Pueblo facilities and closed our Atlanta call center.

         New clients or new large-scale marketing support programs may require accelerated recruiting, hiring and training. We cannot assure you that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new programs or clients.

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

COMPETITION MAY HURT OUR BUSINESS.

         We operate in highly competitive markets and expect this environment to persist and intensify in the future. Because our marketing support services comprise marketing and product consultation, sales channel management, fulfillment and back-end support, including our call center operations and returns processing, we have many competitors who offer one or more of these services. Our competitors include:

         - in-house marketing support operations of our current and potential clients;

         - other firms offering specific services, like fulfillment and call center operations; and

         -        large marketing support services firms.

         A number of our competitors have developed or may develop financial and other resources greater than ours. Additional competitors with greater name recognition and resources may enter our markets. Our existing or potential clients' in-house operations are also significant competitors. Our performance and growth could be negatively impacted if:

         - existing clients decide to provide, in-house, services they currently outsource;

         - potential clients retain or increase their in-house capabilities; or

         - existing clients consolidate their outsourced services with other companies.

         In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect our business, financial condition and results of operations. Subsequent to 2001, negotiations of contract renewals with BellSouth, Warranty Corporation of America and Nordstrom.com have resulted in price concessions due to increased competitive pressures. For more information about our competition, see "Business--Competition" in this Item 1.

IF WE ARE NOT ABLE TO KEEP PACE WITH CHANGING TECHNOLOGY, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

         Our success depends significantly upon our ability to:

         -        enhance existing services;

         -        develop applications to focus on our clients' needs; and

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

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY CAUSE SIGNIFICANT SWINGS IN THE MARKET PRICE FOR OUR COMMON STOCK.

         Our operating results may fluctuate in the future based on many factors. These factors include, among other things:

         -        changes in the telecommunications industry;

         -        changes in the marketing support services industry;

         - changes in the timing and level of client-specific marketing programs, including the timing and nature of promotions;

         -        pricing pressure;

         -        increased competition; and

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

EXECUTIVE OFFICERS OF REGISTRANT

         The executive officers of Innotrac are as follows:

      NAME                           AGE                     POSITION
      ----                           ---                     --------
Scott D. Dorfman..................   44     Chairman of the Board, President and Chief
                                            Executive Officer

David L. Ellin....................   43     Senior Vice President--Sales

Larry C. Hanger...................   47     Senior Vice President--Client Services

David L. Gamsey ..................   44     Senior Vice President, Chief Financial Officer and
                                            Secretary

Christopher H. Shaw...............   29     Vice President--Information Technology

Robert J. Toner. Jr. .............   38     Vice President--Logistics

Patrick J. West ..................   37     President and Chief Executive Officer--UDS Division

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

         Mr. Ellin joined Innotrac in 1986 and currently serves as Senior Vice President--Sales. He has been a director since December 1997. He held the position of Senior Vice President and Chief Operating Officer from November 1997 to December 2001 and served as Vice President from 1988 to November 1997. From 1984 to 1986, Mr. Ellin was employed by the Atlanta branch of WHERE Magazine, where he managed the sales and production departments. From 1980 to 1984, Mr. Ellin was employed by Paymaster, where he was responsible for Paymaster's sales and collections.

         Mr. Hanger joined Innotrac in 1994 and has served as Senior Vice President--Client Services since April 1999 and as a director since December 1997. He served as Vice President--Business Development from November 1997 through April 1999. He served as Innotrac's Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager--Third Party Marketing at BellSouth Telecommunications, Inc., a regional telecommunications company, where he managed the marketing program for BellSouth's network services and was involved in implementing the billing options program for BellSouth with Innotrac.

         Mr. Gamsey has served as Senior Vice President, Chief Financial Officer and Secretary since May 2000. In 2001, Mr. Gamsey was appointed to Innotrac's Board of Directors. Prior to joining Innotrac, from September 1995 to May 2000, he served as Chief Financial Officer of AHL Services, Inc., a provider of contract staffing and outsourcing solutions. From 1988 to September 1995, Mr. Gamsey was a Managing Director of Investment Banking at the accounting firm Price Waterhouse LLP (now PricewaterhouseCoopers LLP). From 1987 to 1988, he served as Chief Financial Officer of Visiontech, Inc., a manufacturer of contact lenses, and from 1979 to 1987, he was a Senior Audit Manager for the accounting firm Arthur Andersen LLP. Mr. Gamsey is a certified public accountant.

         Mr. Shaw joined Innotrac in July of 2001 as Vice President--Information Technology. From July 2000 through July 2001, he served in that same capacity for Innotrac's subsidiary, Return.com Online LLC. Prior to that he was founder and CEO of BigClix.com, Inc. a company that specialized in online community applications. From 1997 to 1998 Mr. Shaw was the Vice President of Operations for Flagship Net Solutions, a value-added reseller of computer services. Prior to that, Mr. Shaw was Director of Technology for the Atlanta Committee for the Olympic Games for the Athens venue.

         Mr. Toner joined Innotrac in June of 2001 as Vice President--Logistics. He brings 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Most recently, Mr. Toner was the General Manager for Webvan Group Inc., an Internet retailer, where he held the position of General Manager for East Coast operations.

         Mr. West joined Innotrac in December of 2000 when Innotrac acquired Universal Distribution Services (UDS). Mr. West currently serves as President and Chief Executive Officer - UDS Division for Innotrac. Mr. West founded UDS in 1992 and has served as its President and Chief Executive Officer since that time.

ITEM 2.           PROPERTIES

         Our headquarters and fulfillment facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet is fulfillment space. This site also includes approximately 3.5 acres that will be available for Innotrac's expansion requirements, if required. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years with two five-year renewal options. The lease provides for an option to purchase the facility at the end of the first five years of the term or at the end of the first 10 years of the term. We have not yet determined whether to exercise this purchase option.

         As a result of the loss of the SBC contract, we elected to close our call center operations in Duluth, Georgia in January 2002 and shifted our Atlanta clients to our call center facility in Pueblo, Colorado. The lease will expire in May 2002.

         In June 1999, we entered into a lease for a new facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet is used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 390 workstations and utilizes 220 of the workstations at present. It currently operates twenty-four hours a day, seven days a week. The remaining 42,000 square feet is used for fulfillment.

         In October 1999, we entered into a lease for a facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. In August 2000, the Company filed a lease extension and modification that expanded the facility space from approximately 52,000 square feet to 82,000 square feet. This lease extension has a four-year term. This facility provides floor space for our literature fulfillment business.

         With the acquisition of UDS, located in Reno, Nevada, in December 2000, we operate a facility that consists of over 275,000 square feet and includes a call center that can support 250 workstations. UDS leases this facility through two lease agreements, which were initiated in August 1999 and October 2000. These agreements have lease terms of three years and seven years, respectively. Currently, the call center is configured with approximately 120 workstations. At this time, the call center operates twenty-four hours a day, seven days a week. The remainder of the facility is used for fulfillment.

         With the acquisition of iFulfillment, we operate a 354,000 square foot facility in Bolingbrook, Illinois. The lease for this facility was initiated at the date of acquisition in July 2001 and expires on December 31, 2002. This lease contains two five-year renewal options. This facility is used for fulfillment.

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

                                                                                    HIGH                     LOW
                                                                                    ----                     ---
2001
   First Quarter...................................................              $   6.250                $  3.250
   Second Quarter..................................................              $   7.510                $  6.130
   Third Quarter...................................................              $   8.920                $  5.550
   Fourth Quarter..................................................              $   8.000                $  5.000
   Fiscal Year Ended December 31, 2001.............................              $   8.920                $  3.250
2000
   First Quarter...................................................              $  13.500                $  6.750
   Second Quarter..................................................              $   8.250                $  4.750
   Third Quarter...................................................              $   6.750                $  4.750
   Fourth Quarter..................................................              $   5.750                $  3.125
   Fiscal Year Ended December 31, 2000.............................              $  13.500                $  3.125

         The approximate number of holders of record of Common Stock as of March 18, 2002 was 71. The approximate number of beneficial holders of our Common Stock as of that date was 2080.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The Company acquired UDS through a merger on December 8, 2000. In connection with the merger, the Company issued 150,000 shares of its unregistered Common Stock to two shareholders of UDS, in exchange for their UDS shares, and a warrant to purchase 150,000 shares of Common Stock to a customer of UDS, in exchange for the customer's waiver of a right of first refusal with respect to UDS. Based on a formula for valuing the stock consideration paid by the Company set forth in the merger agreement, the total value of the shares of Common Stock issued to UDS's shareholders in connection with the merger was $742,500. The exercise price per share of Common Stock subject to the warrant is $6.50. The warrant is exercisable from December 8, 2001 through December 8, 2010, inclusive, based on a vesting schedule of 20% per year for the first 5 years that the warrant is outstanding.

         Under the terms of the merger agreement, the former shareholders of UDS may receive, as part of the consideration paid for their shares, annual contingent payments ("earnouts") based on the operating income generated by the Company's UDS Division over a three-year period that commenced December 1, 2000. Based on an agreement reached between the Company and one former UDS shareholder, such shareholder agreed to receive a portion of their "earnout" for the first year of the earnout period in the form of 310,000 shares of unregistered Common Stock. These shares were issued on February 1, 2002 and were valued at $5.00 per share for purposes of the earnout.

         The shares issued in connection with the merger and earnout were issued in reliance upon the exemptions from registration contained in Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. In determining that such exemptions were available, the Company relied upon certain representations and certifications made by the UDS shareholders and the UDS customer. The description of the terms of the merger agreement herein is qualified in its entirety by the full text of the merger agreement, filed as an exhibit to this Annual Report on Form 10-K.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Financial Data" in the Company's 2001 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2001 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained under the headings "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's 2001 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.          EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Voting Securities and Principal Shareholders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(A)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.       FINANCIAL STATEMENTS

         The following financial statements and notes thereto are incorporated herein by reference in Item 8 of this Report.

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

         2.       FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants as to Schedules

         Schedule II - Valuation and Qualifying Accounts

         3.       EXHIBITS

         The following exhibits are required to be filed with this Report by
         Item 601 of Regulation S-K:

EXHIBIT NUMBER                                      DESCRIPTION OF EXHIBITS
--------------                                      -----------------------
     2.1*             Agreement and Plan of Merger dated December 8, 2000, by and among the
                      Registrant, UDS, Patrick West, Daniel Reeves and The Estate of John R. West

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

        (b)           First Amendment to the Rights Agreement dated as of November 30, 2000 between the Company,
                      Reliance Trust Company and SunTrust Bank, dated as of

                      November 30, 2000 (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report
                      on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the
                      Commission on March 30, 2001)


    10.1(a)+          Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Commission File No.
                      333-42373), filed with the Commission on December 16, 1997)

        (b)+          Amendment No. 1 to Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.2(b) to the Registrant's Amendment No. 1 to Registration
                      Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

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

        (b)           Form of Indemnification Agreements by and between the Registrant and each of Stephen J.
                      Walden and William Hendrick (incorporated by reference to Exhibit 10.5(b) to the
                      Registrant's Form S-1 (Commission File No. 333-79929), filed with the Commission on June 3,
                      1999)

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

                      File No. 333-79929), filed with the Commission on June 28, 1999)

    10.8              Sublease Agreement, dated May 26, 1999, by and between HSN Realty LLC and
                      Universal Distribution Services, Inc. (incorporated by reference to Exhibit
                      4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 2000 (Commission File No. 000-23741), filed with the Commission on
                      March 30, 2001)

    10.9(a)           Master Lease Agreement and Addendums, dated March 20, 2000, by and between
                      Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the
                      Commission on March 30, 2001)

        (b)           First Amendment to Master Lease Agreement dated June 8, 2000, by and between
                      Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the
                      Commission on March 30, 2001)

        (c)           Second Amendment to Master Lease Agreement dated September 28, 2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 2000 (Commission File No. 000-23741), filed with the
                      Commission on March 30, 2001)

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

    10.13  (a)        Amended and Restated Loan and Security Agreement between the Registrant and
                      SouthTrust Bank, N.A., dated January 25, 1999 (incorporated by reference to
                      Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1998 (Commission File No. 0-23741), filed with the Commission on
                      March 26, 1999)

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

    10.14+*           2002 Senior Executive Incentive Compensation Plan

    10.15  (a)+       Amended and Restated Employment Agreement dated August 21, 2000, by and between
                      David L. Gamsey and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10Q/A (Commission File No. 0-23741),
                      filed with the Commission on August 21, 2000)

           (b)+       Amendment to Amended and Restated Employment Agreement dated February 14, 2001, by and between David L. Gamsey and the Registrant (incorporated by reference to
                      Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 2000 (Commission File No. 000-23741), filed with the Commission on
                      March 30, 2001)

    10.16+            Employment Agreement dated August 31, 2000, by and between Scott D. Dorfman and the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant's
                      Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the
                      Commission on November 13, 2000)

    10.17+            Employment Agreement dated August 30, 2000, by and between David L. Ellin and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's
                      Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the
                      Commission on November 13, 2000)

    10.18+            Employment Agreement dated August 31, 2000, by and between Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's
                      Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the
                      Commission on November 13, 2000)

    10.19             Operating Agreement dated December 28, 2000, by and among the Registrant,
                      Return.com Online, LLC, and Mail Boxes Etc., USA, Inc. (Incorporated by
                      reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

    10.20             Agreement to Discharge Debt, dated April 17, 2001, between Return.com Online LLC and Mail Boxes Etc., USA, Inc. (Incorporated by reference to Exhibit 10.1 to the
                      Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on May 14, 2001)

    10.21             Agreement to Terminate Services and Marketing Agreement, dated April 17, 2001, between Return.com Online LLC, Mail Boxes Etc., USA, Inc. and the Registrant
                      (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report
                      on Form 10-Q (Commission File No. 0-23741), filed with the Commission on May 14,
                      2001)

    10.22             Letter of Amendment to Amended and Restated Loan and Security Agreement by and
                      between the Registrant and SouthTrust Bank, N.A. effective September 10, 2001
                      (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report
                      on Form 10-Q (Commission File No. 0-23741) filed with the Commission on November
                      13, 2001)

    10.23*            Lease, dated July 23, 2001, by and between The Lincoln National Life Insurance
                      Company and iFulfillment, Inc.

    10.24+*           Employment Agreement dated December 31, 2001, by and between Robert J. Toner,
                      Jr. and the Registrant

    10.25+*           Employment Agreement dated December 8, 2000, by and between Patrick J. West and the Registrant

    13.1*             Portions of the Registrant's Annual Report to Shareholders for 2001 incorporated into this Form 10-K

    21.1*             List of Subsidiaries

    24.1*             Power of Attorney (included on signature page)

    99.1*             Letter Pursuant to Temporary Note 3T to Regulation S-X

*        Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 2001 fiscal year.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of INNOTRAC CORPORATION AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2002

                              INNOTRAC CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                         Balance at                   Charged to                         Balance at
                                                         Beginning      Charged to       Other                            End of
Description                                              of Period       Expenses       Accounts         Deductions        Period
-----------                                              ----------     ----------    -----------        ----------      ----------
                                                                                     (in thousands)
Provision for uncollectible accounts
   Year ended December 31,
       2001 .........................................     $  3,416       $  3,813       $     50        $   (4,016)      $  3,263
       2000 .........................................        1,177          3,325          1,254            (2,340)         3,416
       1999 .........................................        4,935          5,552              0            (9,310)         1,177

Provisions for returns and allowances
   Year ended December 31,
       2001 .........................................     $    725       $    211       $    843        $   (1,586)      $    193
       2000 .........................................          297          5,697         12,428           (17,697)           725
       1999 .........................................          602          6,301         15,836           (22,442)           297

Provision for restructuring charge
   (e-commerce exit costs)
   Year ended December 31,
       2001 .........................................     $  2,831       $      0       $   (100)       $     (900)      $  1,831
       2000 .........................................            0          4,618              0            (1,787)         2,831

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                       INNOTRAC CORPORATION



                                        By:  /s/ Scott D. Dorfman
                                           ------------------------------------
                                           Scott D. Dorfman
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott D. Dorfman and David L. Gamsey and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28th day of March, 2002.

Signature                                                   Title
---------                                                   -----



/s/  Scott D. Dorfman                                       Chairman of the Board, President and Chief Executive
-------------------------------------------------           Officer (principal executive officer)
Scott D. Dorfman



/s/  David L. Gamsey                                        Senior Vice President, Chief Financial Officer,
-------------------------------------------------           Secretary (principal financial and accounting
David L. Gamsey                                             officer) and Director



/s/  David L. Ellin                                         Senior Vice President--Sales and Director
-------------------------------------------------
David L. Ellin



/s/ Larry C. Hanger                                         Senior Vice President--Client Services and Director
-------------------------------------------------
Larry C. Hanger



/s/ Bruce V. Benator                                        Director
-------------------------------------------------
Bruce V. Benator



/s/ Martin J. Blank                                         Director
-------------------------------------------------
Martin J. Blank