Form 10-Q
period 2002-03-31
INNOTRAC CORP
filed 2002-05-15
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from to

Commission file number    000-23740

INNOTRAC CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1592285

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6655 Sugarloaf Parkway Duluth, Georgia	30097

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (678) 584-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 7, 2002

Common Stock at $.10 par value	11,674,595 Shares

INDEX

			Page

Part I	Financial Information

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets – March 31, 2002 (Unaudited) and December 31, 2001	3

		Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	4

		Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	16

Signatures			17

PART I — FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 10-K filing and annual report.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2002	December 31, 2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$73	$9,413
Accounts receivable, net	21,679	13,662
Inventories, net	20,846	27,264
Deferred income taxes	1,875	2,736
Prepaid expenses and other	5,323	5,018

Total current assets	49,796	58,093
Property and equipment:
Rental equipment	1,825	2,003
Computer, machinery and equipment	20,449	19,715
Furniture, fixtures and leasehold improvements	4,097	4,005

	26,371	25,723
Less accumulated depreciation and amortization	(10,640)	(11,223)

	15,731	14,500

Goodwill	25,213	25,213
Deferred income taxes	0	438
Other assets, net	1,017	1,149

Total assets	$91,757	$99,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,571	$8,581
Accrued earn-out payment	0	15,275
Accrued expenses and other	9,817	11,861
Line of credit	2,334	0

Total current liabilities	25,722	35,717
Total noncurrent liabilities	397	393

Total liabilities	26,119	36,110
Shareholders’ equity:
Common stock	1,167	1,136
Additional paid-in capital	62,560	61,023
Retained earnings	2,166	1,201
Accumulated other comprehensive income	0	178
Less: Treasury stock	(255)	(255)

Total shareholders’ equity	65,638	63,283

Total liabilities and shareholders’ equity	$91,757	$99,393

The accompanying notes are an integral part of these condensed consolidated balance sheets.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2002	2001

Revenues, net	$16,330	$24,921
Cost of revenues	6,989	11,309
Special credit	(293)	0

Gross profit	9,634	13,612

Operating expenses:
Selling, general and administrative expenses	7,794	13,240
Special credit	(962)	0
Depreciation and amortization	1,218	1,196

Total operating expenses	8,050	14,436

Operating income (loss)	1,584	(824)

Other income, net	(4)	(213)

Income (loss) before income taxes and minority interest	1,588	(611)
Income tax (provision) benefit	(622)	240

Net income (loss) before minority interest	966	(371)
Minority interest, net of income tax benefit	0	871

Net income	$966	$500

Basic and diluted earnings per share:
Basic	$0.08	$0.04

Diluted	$0.08	$0.04

Weighted average shares outstanding:
Basic	11,516	11,319

Diluted	11,790	11,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(In thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$966	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,218	1,196
Loss on disposal of fixed assets	501	4
Deferred income taxes	1,324	742
Minority interest in subsidiary	0	(871)
Amortization of deferred compensation	18	33
(Increase) decrease in accounts receivable	(8,017)	4,918
Realized gain on sale of marketable securities	(76)	0
Decrease in inventories	6,418	1,231
Increase in prepaid expenses and other	(920)	(1,125)
Decrease (increase) in accounts payable and accrued expenses	3,002	(2,278)

Net cash provided by operating activities	4,434	4,350

Cash flows from investing activities:
Capital expenditures	(2,821)	(2,317)
Payment for business acquired	(13,727)	0
Sale of marketable securities	511	0

Net cash used in investing activities	(16,037)	(2,317)

Cash flows from financing activities:
Net borrowings under line of credit	2,334	0
Repayment of capital lease obligations	(71)	(22)

Net cash provided by (used in) financing activities	2,263	(22)

Net (decrease) increase in cash and cash equivalents	(9,340)	2,011
Cash and cash equivalents, beginning of period	9,413	18,334

Cash and cash equivalents, end of period	$73	$20,345

Supplemental cash flow disclosures:
Cash paid for interest	$85	$0

Cash paid for income taxes, net of refunds received	$(18)	$0

Noncash transactions:
Stock issued for earn-out payment	$1,550	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.	SPECIAL CHARGES

At March 31, 2002 and December 31, 2001, the Company had approximately $2.7 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at March 31, 2002 included $1.0 million for the Company’s shift to a fee-for-service business model and $1.7 million for e-commerce costs. Cash payments for the three months ended March 31, 2002 were approximately $0.5 million. The Company reversed to income approximately $1.3 million in special charge accruals during the first quarter of 2002 as these accruals were no longer required for certain accounts receivable and inventory items related to the shift to a fee-for-service business model. The majority of the remaining accruals are expected to be utilized during the year ending December 31, 2002. Any remaining accruals will be reversed to income and reported as a special credit.

3.	FINANCING OBLIGATIONS

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. The line of credit is secured by all assets of the Company and was scheduled to expire on June 1, 2002. However, in May 2002 the Company was granted a renewal through June 1, 2005 under similar terms and conditions of the existing revolving credit agreement. At March 31, 2002, the Company had an outstanding balance of $2.3 million under the line of credit. There was no balance outstanding at March 31, 2001. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. At March 31, 2002, the Company was in compliance with all covenants.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 225 basis points. During the three months ended March 31, 2002, the Company incurred interest expense related to the line of credit of approximately $34,000 based at a weighted average interest rate of 4.38%.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

4.	MINORITY INTERESTS

The Company had a majority ownership in Return.com Online, LLC (“Return.com”) during the three months ended March 31, 2001. The remaining interest was owned by Mail Boxes Etc (“MBE”). In March 2001, United Parcel Services, Inc. (“UPS”) announced a definitive agreement to purchase MBE. As a result of this agreement, the Company agreed to reacquire MBE’s 40% ownership interest in Return.com in April 2001. The note receivable of $3.4 million due from MBE was forgiven by the Company in exchange for MBE’s ownership interest in Return.com, resulting in 100% ownership by the Company. All remaining contractual commitments for additional funding by the Company were also cancelled.

During the three months ended March 31, 2001, the Company recorded $2.8 million in impairment reserves for its investment in Return.com. The Company utilized these reserves during the fourth quarter of 2001 to write off its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

5.	EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential diluted common stock. Certain options outstanding to purchase shares of the Company’s common stock aggregating 1.1 million and 1.0 million were not included in the computation of diluted EPS for the three months ended March 31, 2002 and 2001, respectively, because their effect was anti-dilutive. Shares used to compute diluted EPS for the three months ended March 31, 2002 and 2001 are as follows (in 000’s):

	Three Months Ended
	March 31,

	2002	2001

Diluted earnings per share:
Weighted average shares outstanding	11,516	11,319
Employee and director stock options	274	221

Weighted average shares assuming dilution	11,790	11,540

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

6.	OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company’s comprehensive income are as follows (000’s in thousands):

	Three Months Ended
	March 31,

	2002	2001

Other comprehensive income:
Net income	$966	$500
Unrealized gain on available-to-sale securities	(178)	0

Comprehensive income	$788	$500

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and FASB No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach.

The Company adopted this statement effective January 1, 2002, and as according to the statement, the Company no longer amortizes goodwill. The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS 142. The intangible assets consist of acquired customer contracts and the ascribed value of warrants which are amortized over a period of 1 to 5 years on a straight-line basis. At March 31, 2002 and 2001, the Company had other intangible assets of approximately $824,000 and $943,000, net of accumulated amortization of $436,000 and $67,000, respectively. Amortization expense of the intangible assets amounted to approximately $113,000 and $51,000 during the first quarters of 2002 and 2001, respectively. During the three months ended March 31, 2001, amortization expense associated with goodwill was approximately $42,000. As according to the provisions of SFAS 142, the Company’s proforma consolidated net income and diluted earnings per share for the three months ended March 31, 2001 excluding amortization of goodwill would have been approximately $525,000 and $0.05 per share, respectively. The Company plans to complete its transition impairment analysis required upon the adoption of SFAS 142 during the second quarter of 2002 and will recognize an impairment, if any, at that time as a cumulative effect of a change in accounting principle.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB No. 51, “Consolidated Financial Statements.” SFAS 144 retains many of the requirements of SFAS 121 and the basic provisions of APB Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002; the adoption did not have a material effect on the Company’s financial position or results of operations.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms of our contracts; reliance on the telecommunications industry; the impact of the trend toward outsourcing; risks associated with changing technology; risks associated with competition; and other factors discussed in more detail under “Business” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Innotrac provides customized, technology-based order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns of various consumer products. The Company handles telecommunications products that include Digital Subscriber Line and Cable Modems (“Modems”), consumer phones and wireless pager equipment, for clients such as BellSouth Corporation (“BellSouth”) and Qwest International, Inc. (“Qwest”) and their customers. The Company also provides these services for a significant number of catalog, retail, direct marketing and consumer products companies such as Coca-Cola, NAPA, Tactica, Nordstrom.com, Porsche, Wilsons Leather and Thane International. During the three months ended March 31, 2002, approximately 32% of the Company’s revenues were generated from its telecommunications clients, 23% from its Modem clients and 45% from its other traditional fulfillment and marketing services clients. The Company anticipates that the percentage of its revenues attributable to telecommunications clients will continue to decrease in 2002 due to the loss of SBC during the fourth quarter of 2001 and the addition of Martha Stewart Living Omnimedia, Inc. as a fulfillment and call center client, which commenced in February 2002.

With the Company’s conversion of substantially all of its clients to a fee-for-service model during 2000, the Company no longer purchases and sells Caller ID equipped phones, Modems and other telecommunications equipment from third party manufacturers for these clients. Instead, the Company warehouses products on a consignment basis and fulfills equipment on behalf of its customers for a fee. The Company still purchases and owns inventory for certain clients, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. The new model substantially reduces revenues as the pass through cost of purchased equipment is no longer included in revenues. Gross margins have improved since the Company no longer has inventory risk or cost of equipment.

As of March 31, 2001, Innotrac owned 60% of Return.com LLC, (“Return.com”) a subsidiary that processed product returns for online and catalog retailers. The Company’s equity partner in this venture, Mail Boxes, Etc. (“MBE”), owned the remaining 40% of Return.com. However, due to the announcement in March 2001 that United Parcel Services, Inc. had entered into a definitive agreement to purchase MBE, the Company elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate its arrangement with MBE as its exclusive front-end solution. This became effective in April 2001. During the fourth quarter of 2001, the Company utilized its $2.8 million impairment reserve, which was recorded in the first quarter of 2001, to write off its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

Item 2 – continued

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the loss of the SBC contract in December 2001, the Company elected to close its call center operations in Atlanta, Georgia in January 2002 and shifted its Atlanta clients to its call center operations in Pueblo, Colorado. The Company terminated approximately 260 employees at the Atlanta and Pueblo call center facilities effective January 2002. The Company incurred approximately $1.0 million in severance, write-off of assets, and other expenses related to the closure of the Atlanta call center operations during the fourth quarter of 2001. Management does not anticipate incurring any additional costs associated with this closure during 2002. The Company continues to operate its call center facilities in Pueblo, Colorado and Reno, Nevada.

On February 1, 2002, the Company made an earn-out payment of $15.3 million to the sellers of Universal Distribution Services, Inc. (“UDS”) in accordance with the earn-out provisions in the December 2000 Merger Agreement with UDS. The payment included $13.7 million in cash and 310,000 shares of the Company’s common stock valued at $1.6 million. The payment was funded from existing working capital and borrowings under the Company’s line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2002 and 2001. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months
	Ended March 31,

	2002	2001

Revenues	100.0%	100.0%
Cost of revenues	42.8	45.4
Special credit	(1.8)	0.0

Gross margin	59.0	54.6
Selling, general and administrative expenses	47.7	53.1
Special credit	(5.9)	0.0
Depreciation and amortization	7.5	4.8

Operating income (loss)	9.7	(3.3)
Other income, net	0.0	(0.8)

Income (loss) before income taxes and minority interest	9.7	(2.5)
Income tax (provision) benefit	(3.8)	1.0

Income (loss) before minority interest	5.9	(1.5)
Minority interest	0.0	3.5

Net income	5.9%	2.0%

Special Credit

At March 31, 2002 and December 31, 2001, the Company had approximately $2.7 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at March 31, 2002 included $1.0 million for the Company’s shift to a fee-for-service business model and $1.7 million for e-commerce costs. Cash payments for the three months ended March 31, 2002 were approximately $0.5 million. The Company reversed approximately $1.3 million in special charges to income during the first quarter of 2002 as these accruals were no longer required for accounts receivable and inventory exposure related to the shift to the fee-for-service business model. The majority of the remaining accruals are expected to be utilized during the year ending December 31, 2002. Any unused accruals will reverse to income as a special credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Net revenues decreased 34.5% to $16.3 million for the three months ended March 31, 2002 from $24.9 million for the three months ended March 31, 2001. The decrease in revenue is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $4.9 million of revenues during the first quarter of 2001; completion of the CPE outbound sales program for BellSouth Corporation (“BellSouth”) during the third quarter of 2001; and a decrease in product sales from Warranty Corporation of America (“WACA”) as a result of its loss of a significant client. This decline in revenues was offset by the re-initiation of fulfillment services of consumer phones and the expansion of services to include wireless pager equipment with BellSouth during the third and fourth quarters of 2001, as well as the initiation of the Martha Stewart Living Omnimedia, Inc. contract in February 2002.

Cost of Revenues. Cost of revenues decreased 38.0% to $7.0 million for the three months ended March 31, 2002 compared to $11.3 million for the three months ended March 31, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA as a result of its loss of a significant client and from the completion of the CPE outbound sales program for BellSouth during the third quarter of 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the first quarter of 2002 as compared to the same period in 2001.

Gross Profit. For the three months ended March 31, 2002, the Company’s gross profit decreased by $4.0 million to $10.0 million, or 59.0% of revenues, compared to $13.6 million, or 54.6% of revenues, for the three months ended March 31, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2002 decreased to $7.8 million, or 47.7% of revenues, compared to $13.2 million, or 53.1% of revenues, for the same period in 2001. The decrease in expenses was mainly attributable to the $2.8 million in reserves recorded during the first quarter of 2001 primarily for the impairment of software development costs and severance costs related to Return.com. There was also a decrease in bad debt expense and other variable expenditures during the three months ended March 31, 2002 as compared to the same period in 2001. The decline in S,G&A costs was partially offset by increased costs from the acquisition of iFulfillment, Inc. in July 2001.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2002 and 2001 was 39.2% and 39.3%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank and, from time to time, equity offerings. The Company had cash and cash equivalents of approximately $73,000 at March 31, 2002 as compared to $9.4 million at December 31, 2001. This decrease in cash was primarily due to an earn-out payment made by the Company during the first quarter of 2002. On February 1, 2002, the Company paid $15.3 million to the sellers of Universal Distribution Services, Inc. (“UDS”) in accordance with the earn-out provisions outlined in the December 8, 2000 Merger Agreement between the Company and UDS. The payment included $13.7 million in cash and 310,000 shares of the Company’s common stock valued at approximately $1.6 million.

On February 11, 2002, the Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock through February 2003. During the three months ended March 31, 2002, the Company did not repurchase any shares of common stock.

The Company maintains a $40 million revolving line of credit with a bank. In May 2002, the Company renewed this line of credit through June 1, 2005 under similar terms and conditions of the previous revolving credit agreement. Borrowings under the line of credit bear interest at the Company’s option at the bank’s prime rate, as adjusted from time to time, or LIBOR plus up to 225 basis points. At March 31, 2002, the Company had approximately $2.3 million outstanding under the line of credit. The weighted average interest rate for borrowings during the first quarter of 2002 was 4.38%.

During the three months ended March 31, 2002 and 2001, the Company generated approximately $4.4 million in cash flows from operating activities.

During the three months ended March 31, 2002, net cash used in investing activities was $16.0 million in 2002 as compared to $2.3 million in 2001. This difference was primarily due to the earn-out payment of $13.7 million in cash made in February 2002.

During the three months ended March 31, 2002, net cash provided by financing activities was $2.3 million compared to $22,000 used in financing activities in the same period in 2001 primarily due to borrowings made under the Company’s line of credit during 2002.

The Company estimates that its cash needs through 2002 will be met by cash flows from operations and borrowing under its line of credit facility. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all. Additionally, the Company anticipates that its line of credit which expires in June 2002 will be renewed under similar terms and conditions; however, there can be no assurances that this will occur.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and FASB No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach.

The Company adopted this statement effective January 1, 2002, and as according to the statement, the Company no longer amortizes goodwill. The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS 142. These intangible assets consist of acquired customer contracts and the ascribed value of warrants which are amortized over 1 to 5 years on a straight-line basis. At March 31, 2002 and 2001, the Company had other intangible assets of approximately $824,000 and $943,000, net of accumulated amortization of $436,000 and $67,000, respectively. Amortization expense of these intangible assets amounted to approximately $113,000 and $51,000 during the first quarters of 2002 and 2001, respectively. During the three months ended March 31, 2001, amortization expense associated with goodwill was approximately $42,000. As according to the provisions of SFAS 142, the Company’s proforma consolidated net income and diluted earnings per share for the three months ended March 31, 2001 excluding amortization of goodwill would have been approximately $525,000 and $0.05 per share, respectively. The Company plans to complete its transition impairment analysis required upon the adoption of SFAS 142 during the second quarter of 2002 and will recognize an impairment, if any, at that time as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB No. 51, “Consolidated Financial Statements.” SFAS 144 retains many of the requirements of SFAS 121 and the basic provisions of APB Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002; the adoption did not have a material effect on the Company’s financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosure About Market Risks

Reference is made to item 7A, Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2001, for discussion pertaining to the Company’s exposure to certain market risk. There have been no material changes in the disclosure for the three months ended March 31, 2002.

PART II — OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002. On April 22, 2002, the Company filed a Form 8-K announcing the Company’s change in independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION (Registrant)

Date: May 15, 2002	By: /s/ Scott D. Dorfman

Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2002	By: /s/ David L. Gamsey

David L. Gamsey Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)