Form 10-Q
period 2002-06-30
INNOTRAC CORP
filed 2002-08-13
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from _________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 7, 2002

Common Stock at $.10 par value	11,674,595 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,329	$9,413
Accounts receivable, net	11,518	13,662
Inventories, net	18,143	27,264
Deferred income taxes	—	2,736
Prepaid expenses and other	1,664	5,018

Total current assets	33,654	58,093

Property and equipment:
Rental equipment	1,680	2,003
Computer software and equipment	25,552	19,715
Furniture, fixtures and leasehold improvements	4,211	4,005

	31,443	25,723
Less accumulated depreciation and amortization	(11,630)	(11,223)

	19,813	14,500

Goodwill, net	24,758	25,213
Deferred income taxes	5,726	438
Other assets, net	1,492	1,149

Total assets	$85,443	$99,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,330	$8,581
Accrued earn-out payment	—	15,275
Accrued expenses and other	6,201	11,861

Total current liabilities	17,531	35,717

Total noncurrent liabilities	1,943	393

Total liabilities	19,474	36,110

Commitments and contingencies

Shareholders’ equity:
Common stock	1,167	1,136
Additional paid-in capital	62,578	61,023
Retained earnings	2,479	1,201
Accumulated other comprehensive income	—	178
Less: Treasury stock	(255)	(255)

Total shareholders’ equity	65,969	63,283

Total liabilities and shareholders’ equity	$85,443	$99,393

The accompanying notes are an integral part of these condensed consolidated balance sheets.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2002 and 2001
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2002	2001

Revenues, net	$16,225	$26,025
Cost of revenues	7,182	12,282

Gross margin	9,043	13,743

Operating expenses:
Selling, general and administrative expenses	7,543	10,770
Special credit	(359)	—
Depreciation and amortization	1,271	1,191

Total operating expenses	8,455	11,961

Operating income	588	1,782

Other expenses (income), net	48	(197)

Income before income taxes	540	1,979
Income tax provision	(227)	(944)

Net income	$313	$1,035

Basic and diluted earnings per share:
Basic	$0.03	$0.09

Diluted	$0.03	$0.09

Weighted average shares outstanding:
Basic	11,623	11,319

Diluted	12,017	11,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2002 and 2001
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2002	2001

Revenues, net	$32,555	$50,946
Cost of revenues	14,171	23,590
Special credit	(293)	—

Gross margin	18,677	27,356

Operating expenses:
Selling, general and administrative expenses	15,338	24,010
Special credit	(1,321)	—
Depreciation and amortization	2,489	2,387

Total operating expenses	16,506	26,397

Operating income	2,171	959

Other expenses (income), net	43	(409)

Income before income taxes and minority interest	2,128	1,368
Income tax provision	(849)	(704)

Net income before minority interest	1,279	664
Minority interest, net of income tax benefit	—	871

Net income	$1,279	$1,535

Basic and diluted earnings per share:
Basic	$0.11	$0.14

Diluted	$0.11	$0.13

Weighted average shares outstanding:
Basic	11,570	11,319

Diluted	11,902	11,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(in thousands)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income	$1,279	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,489	2,387
Loss on disposal of fixed assets	501	164
Deferred income taxes	(2,177)	22
Minority interest in subsidiary	—	(871)
Amortization of deferred compensation	36	67
Decrease in accounts receivable	2,144	6,438
Decrease in inventories	9,120	3,523
Decrease in prepaid expenses and other	2,180	620
Decrease in accounts payable and accrued expenses	(1,130)	(6,486)

Net cash provided by operating activities	14,442	7,399

Cash flows from investing activities:
Capital expenditures	(8,039)	(3,490)
Payment for business acquired	(13,727)	—
Sale of marketable securities	435	—

Net cash (used in) investing activities	(21,331)	(3,490)

Cash flows from financing activities:
Repayment of capital lease obligations	(145)	(22)
Loan fees paid	(50)	—

Net cash (used in) financing activities	(195)	(22)

Net (decrease) increase in cash and cash equivalents	(7,084)	3,887
Cash and cash equivalents, beginning of period	9,413	18,334

Cash and cash equivalents, end of period	$2,329	$22,221

Supplemental cash flow disclosures:
Cash paid for interest	$154	$25

Cash paid for income taxes, net of refunds received	$(18)	$(68)

Noncash transactions:
Stock issued for business acquired	$1,550	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 for the year ended December 31, 2001.

2.    SPECIAL CHARGES

At June 30, 2002 and December 31, 2001, the Company had approximately $2.0 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at June 30, 2002 included $652,000 for the Company’s shift to a fee-for-service business model and $1.3 million for e-commerce costs. Cash payments relating to these accruals for the three and six months ended June 30, 2002 were approximately $377,000 and $466,000, respectively. The Company reversed to income approximately $359,000 and $1.6 million in special charge accruals during the three and six months ended June 30, 2002, respectively as these accruals were no longer required for certain accounts receivable and inventory items related to the shift to a fee-for-service business model. The majority of the remaining accruals, except for that associated with one specific client which represents about 40% of the remaining accrual and is classified as long-term, are expected to be utilized during the remainder of the year ending December 31, 2002. Any unused accruals will be reversed to income and reported as a special credit.

3.    FINANCING OBLIGATIONS

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. In May 2002, the Company extended its credit facility through June 1, 2005 under similar terms and conditions as the previous revolving credit agreement. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At June 30, 2002 and 2001, the Company did not have any outstanding borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. The May 2002 amendment added provisions limiting borrowings under the agreement to a margin or borrowing base, as defined, which totaled $25.3 million at June 30, 2002 and tightened certain of the financial covenants. At June 30, 2002, the Company was in compliance with all covenants under the credit agreement.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 225 basis points. During the three and six months ended June 30, 2002, the Company incurred interest expense related to the line of credit of approximately $15,400 and $49,400, respectively, resulting in a weighted average interest rate of 4.22% and 4.33%, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
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

During the first quarter of 2001, the Company recorded $2.8 million in impairment reserves for its investment in Return.com. The Company utilized these reserves during the fourth quarter of 2001 to write off its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

5.    EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential diluted common stock. Certain options outstanding to purchase shares of the Company’s common stock aggregating 1.1 million and 871,000 were not included in the computation of diluted EPS for both the three months ended June 30, 2002 and 2001, respectively, because their effect was anti-dilutive. For the six months ended June 30, 2002 and 2001, certain options outstanding to purchase shares of the Company’s common stock aggregating 1.1 million and 1.2 million, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive. Shares used to compute diluted EPS for the three and six months ended June 30, 2002 and 2001 are as follows (in 000’s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Diluted earnings per share:
Weighted average shares outstanding	11,623	11,319	11,570	11,319
Employee and director stock options	394	420	332	326

Weighted average shares assuming dilution	12,017	11,739	11,902	11,645

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)

6.    OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in financial statements. For the three and six month periods ended June 30, 2002 and 2001, comprehensive income was the same as net income.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and FASB No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed after July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach.

The Company adopted this statement effective January 1, 2002, and in accordance with the statement, the Company no longer amortizes goodwill. The Company completed its impairment analysis required upon the adoption of SFAS No. 142 during the second quarter of 2002 and determined that no impairment existed. During the three and six months ended June 30, 2001, amortization expense associated with goodwill was approximately $42,000 and $85,000, respectively. The Company’s proforma consolidated net income and earnings per share for the three and six months ended June 30, 2001, excluding goodwill amortization, would have been $1,057,000 ($0.09 per share, basic and diluted) and $1,576,000 ($0.14 per share, basic and diluted), respectively.

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts, which are included in other assets in the Company’s condensed consolidated balance sheet and which are amortized over a period of 1 to 5 years on a straight-line basis. At June 30, 2002 and 2001, the Company had intangible assets of approximately $690,000 and $892,000, net of accumulated amortization of $570,000 and $118,000, respectively. Amortization expense of these intangible assets amounted to approximately $134,000 and $51,000 during the three months ended June 30, 2002 and 2001, respectively, and approximately $247,000 and $101,000 during the six months ended June 30, 2002 and 2001, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002; the adoption did not have any effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes this Statement will not have any impact on its Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company is currently evaluating the impact of adopting this Statement.

8.    EARN-OUT PAYMENT

On December 8, 2000, the Company acquired UDS, which was accounted for under the purchase method of accounting. At December 31, 2001, the Company recorded an accrual for approximately $15.3 million for payment to the sellers of UDS under the terms of an earn-out provision contained in the December 8, 2000 Merger Agreement. The earn-out accrual was recorded as additional purchase price consideration. In February 2002, the payment was made consisting of $13.7 million of cash and 310,000 shares of the Company’s common stock valued at $1.6 million. As a result, goodwill related to UDS amounts to $18.8 million, net of accumulated amortization of $0.3 million as of June 30, 2002.

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

Overview

Innotrac provides customized, technology-based order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns processing. The Company handles telecommunications products that include Digital Subscriber Line and Cable Modems (“Modems”), consumer phones and wireless pager equipment, for clients such as BellSouth Corporation (“BellSouth”), Qwest International, Inc. (“Qwest”), and Comcast Corporation (“Comcast”) and their customers. The Company also provides these services for a significant number of catalog, retail, direct marketing and consumer products companies such as Coca-Cola, NAPA, Tactica, Nordstrom.com, Porsche, Wilsons Leather, Martha Stewart Living Omnimedia and Thane International. During the three months ended June 30, 2002, approximately 29.0% of the Company’s revenues were generated from its telecommunications clients, 24.7% from its Modems clients and 46.3% from its retail, catalog and direct marketing clients. During the six months ended June 30, 2002, approximately 30.4% of the Company’s revenues were generated from its telecommunications clients, 23.6% from its Modems clients and 46.0% from its retail, catalog and direct marketing clients. The Company anticipates that the percentage of its revenues attributable to telecommunications clients will continue to decrease in 2002 due to the loss of SBC Communications Inc. (“SBC”) as a client during the fourth quarter of 2001 and the addition of several new retail and catalog fulfillment and call center clients during the second half of 2002.

With the Company’s conversion of substantially all of its clients to a fee-for-service model during 2000 and 2001, the Company no longer purchases and sells Caller ID equipped phones, modems and other telecommunications equipment from third party manufacturers for these clients. Instead, the Company warehouses products on a consignment basis and fulfills these products on behalf of its customers for a fee. The Company still purchases and owns inventory for certain clients, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. The new model substantially reduces revenues as the pass through cost of purchased equipment is no longer included in revenues. Gross margins have improved since the Company no longer has inventory risk or cost of equipment.

As of April 16, 2001, Innotrac owned 60% of Return.com LLC, (“Return.com”) a subsidiary that processed product returns for online and catalog retailers. The Company’s equity partner in this venture, Mail Boxes, Etc. (“MBE”), owned the remaining 40% of Return.com. However, due to the announcement in March 2001 that United Parcel Services, Inc. had entered into a definitive agreement to purchase MBE, the Company elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate its arrangement with MBE as its exclusive front-end solution. This became

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effective April 17, 2001. During the fourth quarter of 2001, the Company utilized its $2.8 million impairment reserve, which was recorded in the first quarter of 2001, to write off its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

As a result of the loss of the SBC contract in December 2001, the Company elected to close its call center operations in Atlanta, Georgia in January 2002 and shifted the clients served from this facility to its call center operations in Pueblo, Colorado. The Company terminated approximately 260 employees at the Atlanta and Pueblo call center facilities effective January 2002. The Company incurred approximately $1.0 million in severance, write-off of assets, and other expenses related to the closure of the Atlanta call center operations during the fourth quarter of 2001. Management does not anticipate incurring any additional costs associated with this closure during 2002. The Company continues to operate its call center facilities in Pueblo, Colorado and Reno, Nevada.

On February 1, 2002, the Company made an additional payment of $15.3 million to the sellers of Universal Distribution Services, Inc. (“UDS”) in accordance with the earn-out provisions in the December 2000 Merger Agreement with UDS (as discussed in Note 8 to the Notes to Condensed Consolidated Financial Statements). The payment was funded from existing working capital and borrowings under the Company’s line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2002 and 2001. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.3	47.2	43.5	46.3
Special credit	—	—	(0.9)	—

Gross margin	55.7	52.8	57.4	53.7
Selling, general and administrative expenses	46.5	41.4	47.1	47.1
Special credit	(2.2)	—	(4.1)	—
Depreciation and amortization	7.8	4.6	7.6	4.7

Operating income	3.6	6.8	6.7	1.9
Other (income) expense, net	0.3	(0.8)	0.1	(0.8)

Income before income taxes and minority interest	3.3	7.6	6.5	2.7
Income tax provision	(1.4)	(3.6)	(2.6)	(1.4)

Net income before minority interest	1.9	4.0	3.9	1.3
Minority interest	—	—	—	1.7

Net income	1.9%	4.0%	3.9%	3.0%

Special Charges

At June 30, 2002 and December 31, 2001, the Company had approximately $2.0 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at June 30, 2002 included $652,000 for the Company’s shift to a fee-for-service business model and $1.3 million for e-commerce costs. Cash payments relating to these accruals for the three and six months ended June 30, 2002 were approximately $377,000 and $466,000, respectively. The Company reversed to income approximately $359,000 and $1.6 million in special charge accruals during the three and six months ended June 30, 2002, respectively as these accruals were no longer required for certain accounts receivable and inventory items related to the shift to a fee-for-service business model. The majority of the remaining accruals, except for that associated with one specific client which represents about 40% of the remaining accrual and is classified as long-term, are expected to be utilized during the remainder of the year ending December 31, 2002. Any unused accruals will be reversed to income and reported as a special credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues. Net revenues decreased 37.7% to $16.2 million for the three months ended June 30, 2002 from $26.0 million for the three months ended June 30, 2001. The decrease in revenues is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $4.5 million of revenues during the second quarter of 2001; completion of an outbound consumer premise equipment (“CPE”) sales program for BellSouth Corporation (“BellSouth”) during 2001; completion of the fee-for-service transition; and a decrease in product sales from Warranty Corporation of America (“WACA”) as a result of its loss of a significant client. This decline in revenues was offset by the re-initiation of fulfillment services of CPE during the third quarter of 2001 and the expansion of services to include wireless pager equipment with BellSouth during the fourth quarter of 2001, as well as the initiation of the Martha Stewart Living Omnimedia, Inc. contract which began in the first quarter of 2002.

Cost of Revenues. Cost of revenues decreased 41.5% to $7.2 million for the three months ended June 30, 2002 compared to $12.3 million for the three months ended June 30, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA and from the completion of the CPE outbound sales program for BellSouth during 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the second quarter of 2002 as compared to the same period in 2001.

Gross Margin. For the three months ended June 30, 2002, the Company’s gross margin decreased by $4.7 million to $9.0 million, or 55.7% of revenues, compared to $13.7 million, or 52.8% of revenues, for the three months ended June 30, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2002 decreased to $7.5 million, or 46.5% of revenues, compared to $10.8 million, or 41.4% of revenues, for the same period in 2001. The decrease in expenses was mainly attributable to a decrease in bad debt expense, a 2001 impairment write-off for long-lived assets associated with the termination of the SBC contract, and a reduction in other variable expenditures. The decline in S,G&A costs was partially offset by increased facility costs due to the iFulfillment acquisition and increased information technology expenses associated with new customer start-ups which will continue during the second half of 2002.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2002 and 2001 was 42.1% and 47.7%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Net revenues decreased 36.1% to $32.6 million for the six months ended June 30, 2002 from $50.9 million for the six months ended June 30, 2001. The decrease in revenues is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $9.4 million of revenues during the first half of 2001; completion of the CPE outbound sales program for BellSouth during 2001; completion of the fee-for-service transition; and a decrease in product sales from WACA as a result of its loss of a significant client. This decline in revenues was offset by the re-initiation of fulfillment services of CPE during the third quarter of 2001 and the expansion of services to include wireless pager equipment with BellSouth during the fourth quarter of 2001, as well as the initiation of the Martha Stewart Living Omnimedia, Inc. contract which began in the first quarter of 2002.

Cost of Revenues. The company’s cost of revenues decreased 39.9% to $14.2 million for the six months ended June 30, 2002 compared to $23.6 million for the six months ended June 30, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA and from the completion of the CPE outbound sales program for BellSouth during 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the first half of 2002 as compared to the same period in 2001.

Gross Margin. For the six months ended June 30, 2002, the Company’s gross margin decreased by $8.7 million to $18.7 million, or 57.4% of revenues, compared to $27.4 million, or 53.7% of revenues, for the six months ended June 30, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2002 decreased to $15.3 million, or 47.1% of revenues, compared to $24.0 million, or 47.1% of revenues, for the six months ended June 30, 2001. The decrease in expenses was mainly attributable to charges recorded during the first quarter of 2001, primarily for the impairment of software development costs, and severance costs related to Return.com and a significant decrease in bad debt expense. The decline in S,G&A costs was partially offset by increased costs from the acquisition of iFulfillment, Inc. in July 2001 and increased information technology expenses associated with new customer start-ups which will continue during the second half of 2002.

Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2002 and 2001 was 39.9% and 51.5%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $2.3 million at June 30, 2002 as compared to $9.4 million at December 31, 2001. This decrease in cash was primarily due to an earn-out payment of $15.3 million made by the Company during the first quarter of 2002 to the sellers of UDS (see Note 8 to the Condensed Consolidated Financial Statements).

On February 11, 2002, the Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock through February 2003. During the six months ended June 30, 2002, the Company did not repurchase any shares of common stock.

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. In May 2002, the Company extended its credit facility through June 1, 2005 under similar terms and conditions as the previous revolving credit agreement. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At June 30, 2002 and 2001, the Company did not have any outstanding borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. The May 2002 amendment added provisions limiting borrowings under the agreement to a margin or borrowing base, as defined, which totaled $25.3 million at June 30, 2002 and tightened certain of the financial covenants. At June 30, 2002, the Company was in compliance with all covenants under the credit agreement.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 225 basis points. During the three and six months ended June 30, 2002, the Company incurred interest expense related to the line of credit of approximately $15,400 and $49,400, respectively, resulting in a weighted average interest rate of 4.22% and 4.33%, respectively.

During the six months ended June 30, 2002, the Company generated approximately $14.4 million in cash flows from operating activities compared to $7.4 million in cash flows from operating activities in the same period in 2001. The company anticipates a significant increase in BellSouth inventory purchases along with increases in information technology spending and new customer start-up costs which will result in negative cash flows from operating activities during the second half of 2002.

During the six months ended June 30, 2002, net cash used in investing activities was $21.3 million as compared to $3.5 million in 2001. This difference was primarily due to the earn-out payment of $13.7 million in cash made in February 2002, $8.0 million in capital expenditures primarily in conjunction with the Company’s new facility in Hebron, Kentucky and capitalized software costs. As a result of significant negative developments in the telecommunications industry in July 2002, which affected several of the Company’s customers, the Company will undertake a review of its business strategy with respect to its customers within this industry in the third quarter. As part of this review, the Company will also evaluate associated capitalized software and equipment costs for any potential impairment and further assess the collectibility of its accounts receivable from these customers.

During the six months ended June 30, 2002, net cash used in financing activities was $195,000 compared to $22,000 used in financing activities in the same period in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company estimates that its cash needs through 2002 will be met by cash flows from operations and borrowings under its line of credit facility. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

Critical Accounting Policies

Innotrac’s significant accounting policies are described in Note 1 to the Condensed Consolidated Financial Statements and are included in the Company’s 2001 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and FASB No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed after July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach.

The Company adopted this statement effective January 1, 2002, and in accordance with the statement, the Company no longer amortizes goodwill. The Company completed its impairment analysis required upon the adoption of SFAS No. 142 during the second quarter of 2002 and determined that no impairment existed. During the three and six months ended June 30, 2001, amortization expense associated with goodwill was approximately $42,000 and $85,000, respectively. The Company’s proforma consolidated net income and earnings per share for the three and six months ended June 30, 2001, excluding goodwill amortization, would have been $1,057,000 ($0.09 per share, basic and diluted) and $1,576,000 ($0.14 per share, basic and diluted), respectively.

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts and warrants, which are included in other assets in the Company’s condensed consolidated balance sheet and which are amortized over a period of 1 to 5 years on a straight-line basis. At June 30, 2002 and 2001, the Company had intangible assets of approximately $690,000 and $892,000, net of accumulated amortization of $570,000 and $118,000, respectively. Amortization expense of these intangible assets amounted to approximately $134,000 and $51,000 during the three months ended June 30, 2002 and 2001, respectively, and approximately $247,000 and $101,000 during the six months ended June 30, 2002 and 2001, respectively

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002; the adoption did not have any effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes this Statement will not have any impact on its Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company is currently evaluating the impact of adopting this Statement.

Item 3 — Quantitative and Qualitative Disclosure About Market Risks

Management believes the Company’s exposure to market risks is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company’s exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company’s lease obligations are fixed in nature as discussed in Innotrac’s 2001 Annual Report on Form 10-K and other filings on file with the Securities and Exchange Commission, and the Company has no long-term purchase commitments.

Part II – Other Information

Item 4 – Submission of Matters to a Vote of Securities Holders

The annual meeting of shareholders was held in Atlanta, Georgia on May 20, 2002. In total, 11,073,773 shares of common stock, 94.9% of outstanding shares, were represented at the meeting either in person or by proxy. The purpose of the meeting was to re-elect the following two directors whose terms expired in 2002 to another three year term, which expires in 2005:

	Number of Shares
	For	Withheld

Larry C. Hanger	10,416,802	656,971
Bruce V. Benator	10,472,202	601,571

The number of abstentions and broker non-votes was zero.

Item 6 – Exhibits and Reports on Form 8-K

     (a)  Exhibits:

10.1 Loan Documents Modification Agreement between Innotrac Corporation and Southtrust Bank entered into as of May 31, 2002.

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

     (b)  Reports on Form 8-K:

Innotrac Corporation filed a current report on Form 8-K on April 24, 2002 regarding a dismissal of the Company’s independent accountants. Arthur Andersen LLP was dismissed, and the Company appointed Deloitte and Touche LLP as its new independent accountants effective immediately.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION (Registrant)

Date: August 13, 2002	By:	/s/ Scott D. Dorfman Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board

Date: August 13, 2002	By:	/s/ David L. Gamsey David L. Gamsey Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)