Form 10-Q/A
period 2002-03-31
INNOTRAC CORP
filed 2002-11-19
CIK 1051114

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 12, 2002

Common Stock at $.10 par value	11,674,595 Shares

EXPLANATORY NOTE

The Company is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 in order to properly reflect the adoption of a new accounting standard and to retroactively apply this standard for all periods presented. In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board concluded in EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, that reimbursements received from customers for out-of-pocket expenses incurred on their behalf should be characterized as revenue in the statement of operations. Prior to the adoption of this standard, the Company netted reimbursements from customers, primarily for freight and postage fees, against the related expenses, with the result that reimbursements were not included in revenues and out-of-pocket expenses were not included in cost of revenues. With the adoption of this standard, effective for reporting periods beginning after December 15, 2001, the Company has reclassified out-of-pocket expenses incurred and reimbursements from customers for those expenses as cost of revenues and revenues, respectively.

Adoption of this accounting standard results in no change to operating or net income or earnings per share or to the consolidated balance sheets or consolidated statements of cash flows for the three month period ended March 31, 2002 or any prior periods presented, and we anticipate no net impact on operating or net income or earnings per share or the balance sheets or cash flow statements for future periods because of this standard. The only impact of EITF Issue No. 01-14 was to increase revenues and cost of revenues equally by $4.7 million and $7.9 million for the three months ended March 31, 2002 and 2001, respectively.

PART I — FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 10-K filing and annual report.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

ASSETS	March 31, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$73	$9,413
Accounts receivable, net	21,679	13,662
Inventories, net	20,846	27,264
Deferred income taxes	1,875	2,736
Prepaid expenses and other	5,323	5,018

Total current assets	49,796	58,093
Property and equipment:
Rental equipment	1,825	2,003
Computer, machinery and equipment	20,449	19,715
Furniture, fixtures and leasehold improvements	4,097	4,005

	26,371	25,723
Less accumulated depreciation and amortization	(10,640)	(11,223)

	15,731	14,500

Goodwill	25,213	25,213
Deferred income taxes	0	438
Intangibles, net	824	958
Other assets	193	191

Total assets	$91,757	$99,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,571	$8,581
Accrued earn-out payment	0	15,275
Accrued expenses and other	9,817	11,861
Line of credit	2,334	0

Total current liabilities	25,722	35,717
Total noncurrent liabilities	397	393

Total liabilities	26,119	36,110
Shareholders’ equity:
Common stock, $.10 par value, 50,000,000 shares authorized, 11,674,595 shares issued and outstanding	1,167	1,136
Additional paid-in capital	62,560	61,023
Retained earnings	2,166	1,201
Accumulated other comprehensive income	0	178
Less: Treasury stock	(255)	(255)

Total shareholders’ equity	65,638	63,283

Total liabilities and shareholders’ equity	$91,757	$99,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2002
	(As Restated, See Note 1)	2001

Revenues, net	$16,330	$24,921
Reimbursable costs	4,718	7,949

Total revenues	21,048	32,870
Cost of revenues	6,989	11,309
Reimbursable costs	4,718	7,949
Special credit	(293)	—

Total costs of revenues	11,414	19,258

Gross margin	9,634	13,612

Operating expenses:
Selling, general and administrative expenses	7,794	13,240
Special credit	(962)	0
Depreciation and amortization	1,218	1,196

Total operating expenses	8,050	14,436

Operating income (loss)	1,584	(824)

Other income, net	(4)	(213)

Income (loss) before income taxes and minority interest	1,588	(611)
Income tax (provision) benefit	(622)	240

Net income (loss) before minority interest	966	(371)
Minority interest, net of income tax benefit	0	871

Net income	$966	$500

Basic and diluted earnings per share:
Basic	$0.08	$0.04

Diluted	$0.08	$0.04

Weighted average shares outstanding:
Basic	11,516	11,319

Diluted	11,790	11,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(In thousands)

	Three Months Ended March 31,

	2002		2001

Cash flows from operating activities:
Net income	$966		$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,218		1,196
Loss on disposal of fixed assets	501		4
Deferred income taxes	1,324		742
Minority interest in subsidiary	0		(871)
Amortization of deferred compensation
Changes in operating assets and liabilities:		18		33
(Increase) decrease in accounts receivable	(8,017)		4,918
Realized gain on sale of marketable securities	(76)		0
Decrease in inventories	6,418		1,231
Increase in prepaid expenses and other	(920)		(1,125)
Decrease (increase) in accounts payable and accrued expenses	3,002		(2,278)

Net cash provided by operating activities	4,434		4,350

Cash flows from investing activities:
Capital expenditures	(2,821)		(2,317)
Earn-out payment	(13,727)		0
Sale of marketable securities	511		0

Net cash used in investing activities	(16,037)		(2,317)

Cash flows from financing activities:
Net borrowings under line of credit	2,334		0
Repayment of capital lease obligations	(71)		(22)

Net cash provided by (used in) financing activities	2,263		(22)

Net (decrease) increase in cash and cash equivalents	(9,340)		2,011
Cash and cash equivalents, beginning of period	9,413		18,334

Cash and cash equivalents, end of period	$73		$20,345

Supplemental cash flow disclosures:
Cash paid for interest	$85		$0

Cash paid for income taxes, net of refunds received	$(18)		$0

Noncash transactions:
Stock issued for earn-out payment	$1,550		$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below, the accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended March 31, 2002, management determined that the Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ”, should have been adopted by the Company as of January 1, 2002. EITF No.01-14 states that reimbursements received from customers for out-of-pocket expenses incurred on their behalf should be characterized as revenue in the statement of operations. Prior to the adoption of this standard, the Company netted reimbursements from customers, primarily for freight and postage fees, against the related expenses, with the result that reimbursements were not included in revenues and out-of-pocket expenses were not included in cost of revenues. With the adoption of this standard, effective for reporting periods beginning after December 15, 2001, the Company has reclassified reimbursements from customers for these expenses as revenues, and has conformed this presentation for all periods presented.

Adoption of this accounting standard results in no change to operating or net income or earnings per share or to the consolidated balance sheets or consolidated statements of cash flows for the three month period ended March 31, 2002. The impact of the adoption of EITF No. 01-14 was to increase revenues and cost of revenues equally by $4.7 million and $7.9 million for the three months ended March 31, 2002 and 2001, respectively.

2.	SPECIAL CHARGES

At March 31, 2002 and December 31, 2001, the Company had approximately $2.4 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at March 31, 2002 included $700,000 for the Company’s shift to a fee-for-service business model and $1.7 million for e-commerce costs. Cash payments for the three months ended March 31, 2002 were approximately $500,000. The Company recognized $1.3 million into income during the first quarter of 2002 related to the gains realized on sales of inventory items and cash collected for accounts receivable items that were written off as special charges in previous periods. The majority of the remaining accruals are expected to be utilized during the year ending December 31, 2002.

3.	FINANCING OBLIGATIONS

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. The line of credit is secured by all assets of the Company and was scheduled to expire on June 1, 2002. However, in May 2002 the Company was granted a renewal through June 1, 2005 under similar terms and conditions of the existing revolving credit agreement. At March 31, 2002, the Company had an outstanding balance of $2.3 million under the line of credit. There was no balance outstanding at December 31, 2001. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. At March 31, 2002, the Company was in compliance with all covenants.

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

The following table shows the amounts used in computing earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and the effects on income and the weighted average number of shares of potential diluted common stock. Certain options outstanding to purchase shares of the Company’s common stock aggregating 1.1 million and 1.0 million were not included in the computation of diluted EPS for the three months ended March 31, 2002 and 2001, respectively, because their effect was anti-dilutive. Shares used to compute diluted EPS for the three months ended March 31, 2002 and 2001 are as follows (in 000’s):

	Three Months Ended
	March 31,

	2002	2001

Diluted earnings per share:
Weighted average shares outstanding	11,516	11,319
Employee and director stock options	274	221

Weighted average shares assuming dilution	11,790	11,540

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

6.	OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company’s comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Other comprehensive income:
Net income	$966	$500
Reclassification adjustment for gains included in net income	(178)	0

Comprehensive income	$788	$500

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach.

The Company adopted these statements effective January 1, 2002. In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS 142. The intangible assets consist of acquired customer contracts which are amortized over a period of 1 to 5 years on a straight-line basis. At March 31, 2002 and December 31, 2001, the Company had other intangible assets of approximately $824,000 and $943,000, net of accumulated amortization of $436,000 and $67,000, respectively. Amortization expense of the intangible assets amounted to approximately $113,000 and $51,000 during the first quarters of 2002 and 2001, respectively. During the three months ended March 31, 2001, amortization expense associated with goodwill was approximately $42,000. As according to the provisions of SFAS 142, the Company’s proforma consolidated net income and diluted earnings per share for the three months ended March 31, 2001 excluding amortization of goodwill would have been approximately $525,000 and $0.05 per share, respectively. The Company plans to complete its transition impairment analysis required upon the adoption of SFAS 142 during the second quarter of 2002 and will recognize an impairment, if any, at that time as a cumulative effect of a change in accounting principle.

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts which are amortized over a period of 1 to 5 years on a straight-line basis. At March 31, 2002 and December 31, 2001, the Company had intangible assets, consisting primarily of customer contracts, of approximately $824,000 and $958,000, net of accumulated amortization of approximately $436,000 and $302,000, respectively. Amortization expense of these intangible assets amounted to approximately $134,000 and $51,000 during the three months ended March 31, 2002 and 2001, respectively. Expected amortization expense for these intangibles is $202,000 in 2003, $202,000 in 2004 and $185,000 in 2005.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001
(Unaudited)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends ARB No. 51, “Consolidated Financial Statements.” SFAS 144 retains many of the requirements of SFAS 121 and the basic provisions of APB Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002; the adoption did not have a material effect on the Company’s financial position or results of operations.

8.   EARN-OUT PAYMENT

On December 8, 2000, the Company acquired UDS, which was accounted for under the purchase method of accounting. At December 31, 2001, the Company recorded an accrual for approximately $15.3 million for payment to the sellers of UDS under the terms of an earn-out provision contained in the December 8, 2000 Merger Agreement. The earn-out accrual was recorded as additional purchase price consideration. In February 2002, the payment was made consisting of $13.7 million of cash and 310,000 shares of the Company’s common stock valued at $1.6 million. As a result, goodwill related to UDS amounts to $18.8 million, net of accumulated amortization of $0.3 million as of March 31, 2002.

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

As discussed in Note 1 to the unaudited condensed consolidated financial statements included in Item 1, the accompanying financial statements have been restated. The following Management’s Discussion and Analysis reflects this restatement.

Overview

Innotrac provides customized, technology-based order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns of various consumer products. The Company handles telecommunications products that include Digital Subscriber Line and Cable Modems (“Modems”), consumer phones and wireless pager equipment, for clients such as BellSouth Corporation (“BellSouth”) and Qwest International, Inc. (“Qwest”) and their customers. The Company also provides these services for a significant number of catalog, retail, direct marketing and consumer products companies such as Coca-Cola, NAPA, Tactica, Nordstrom.com, Porsche, Wilsons Leather and Thane International. During the three months ended March 31, 2002, approximately 27% of the Company’s revenues were generated from its telecommunications clients, 21% from its Modem clients and 52% from its other traditional fulfillment and marketing services clients. The Company anticipates that the percentage of its revenues attributable to telecommunications clients will continue to decrease in 2002 due to the loss of SBC during the fourth quarter of 2001 and the addition of Martha Stewart Living Omnimedia, Inc. as a fulfillment and call center client, which commenced in February 2002.

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

	Three Months
	Ended March 31,

	2002	2001

Revenues	100.0%	100.0%
Cost of revenues	55.6	58.6
Special credit	(1.4)	0.0

Gross margin	45.8	41.4
Selling, general and administrative expenses	37.1	40.3
Special credit	(4.6)	0.0
Depreciation and amortization	5.8	3.6

Operating income (loss)	7.5	(2.5)
Other income, net	0.0	(0.6)

Income (loss) before income taxes and minority interest	7.5	(1.9)
Income tax (provision) benefit	(2.9)	0.8

Income (loss) before minority interest	4.6	(1.1)
Minority interest	0.0	2.6

Net income	4.6%	1.5%

Special Credit

At March 31, 2002 and December 31, 2001, the Company had approximately $2.4 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at March 31, 2002 included $700,000 for the Company’s shift to a fee-for-service business model and $1.7 million for e-commerce costs. Cash payments for the three months ended March 31, 2002 were approximately $500,000. The Company recognized $1.3 million into income during the first quarter of 2002 related to the gains realized on sales of inventory items and cash collected for accounts receivable items that were written off as special charges in previous periods. The majority of the remaining accruals are expected to be utilized during the year ending December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Total revenues decreased 36.2% to $21.0 million for the three months ended March 31, 2002 from $32.9 million for the three months ended March 31, 2001. The decrease in revenue is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $4.9 million of revenues during the first quarter of 2001; completion of the CPE outbound sales program for BellSouth Corporation (“BellSouth”) during the third quarter of 2001; and a decrease in product sales from Warranty Corporation of America (“WACA”) as a result of its loss of a significant client. This decline in revenues was offset by the re-initiation of fulfillment services of consumer phones and the expansion of services to include wireless pager equipment with BellSouth during the third and fourth quarters of 2001, as well as the initiation of the Martha Stewart Living Omnimedia, Inc. contract in February 2002.

Cost of Revenues. Cost of revenues decreased 40.9% to $11.4 million for the three months ended March 31, 2002 compared to $19.3 million for the three months ended March 31, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA as a result of its loss of a significant client and from the completion of the CPE outbound sales program for BellSouth during the third quarter of 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the first quarter of 2002 as compared to the same period in 2001.

Gross Margin. For the three months ended March 31, 2002, the Company’s gross margin decreased by $4.0 million to $9.6 million, or 45.8% of revenues, compared to $13.6 million, or 41.4% of revenues, for the three months ended March 31, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2002 decreased to $7.8 million, or 37.1% of revenues, compared to $13.2 million, or 40.3% of revenues, for the same period in 2001. The decrease in expenses was mainly attributable to the $2.8 million in reserves recorded during the first quarter of 2001 primarily for the impairment of software development costs and severance costs related to Return.com. There was also a decrease in bad debt expense and other variable expenditures during the three months ended March 31, 2002 as compared to the same period in 2001. The decline in S,G&A costs was partially offset by increased costs from the acquisition of iFulfillment, Inc. in July 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach.

The Company adopted these statements effective January 1, 2002. In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS 142. These intangible assets consist of acquired customer contracts which are amortized over 1 to 5 years on a straight-line basis. At March 31, 2002 and December 31, 2001, the Company had other intangible assets of approximately $824,000 and $943,000, net of accumulated amortization of $436,000 and $67,000, respectively. Amortization expense of these intangible assets amounted to approximately $113,000 and $51,000 during the first quarters of 2002 and 2001, respectively. During the three months ended March 31, 2001, amortization expense associated with goodwill was approximately $42,000. As according to the provisions of SFAS 142, the Company’s proforma consolidated net income and diluted earnings per share for the three months ended March 31, 2001 excluding amortization of goodwill would have been approximately $525,000 and $0.05 per share, respectively. The Company plans to complete its transition impairment analysis required upon the adoption of SFAS 142 during the second quarter of 2002 and will recognize an impairment, if any, at that time as a cumulative effect of a change in accounting principle.

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

INNOTRAC CORPORATION (Registrant)

Date: November 19, 2002	By: /s/ Scott D. Dorfman

Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board

Date: November 19, 2002	By: /s/ David L. Gamsey

David L. Gamsey Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

CERTIFICATIONS

I, Scott D. Dorfman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Innotrac Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 19, 2002	/s/ Scott D. Dorfman

Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, David L. Gamsey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Innotrac Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 19, 2002	/s/ David L. Gamsey

David L. Gamsey Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)