Form 10-Q/A
period 2002-06-30
INNOTRAC CORP
filed 2002-11-19
CIK 1051114

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

Part I — Financial Information
Item 1 — Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

INNOTRAC CORPORATION

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 in order to properly reflect the adoption of a new accounting standard and to retroactively apply this standard for all periods presented. In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board concluded in EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, that reimbursements received from customers for out-of-pocket expenses incurred on their behalf should be characterized as revenue in the statement of operations. Prior to the adoption of this standard, the Company netted reimbursements from customers, primarily for freight and postage fees, against the related expenses, with the result that reimbursements were not included in revenues and out-of-pocket expenses were not included in cost of revenues. With the adoption of this standard, effective for reporting periods beginning after December 15, 2001, the Company has reclassified out-of-pocket expenses incurred and reimbursements from customers for those expenses as cost of revenues and revenues, respectively.

Adoption of this accounting standard results in no change to operating or net income or earnings per share or to the consolidated balance sheets or consolidated statements of cash flows for the three or six month periods ended June 30, 2002 or any prior periods presented, and we anticipate no net impact on operating or net income or earnings per share or the balance sheets or cash flow statements for future periods because of this standard. The only impact of EITF Issue No. 01-14 was to increase revenues and cost of revenues equally by $3.1 million and $7.7 million for the three months ended June 30, 2002 and 2001, respectively, and by $7.8 million and $15.6 million for the six months ended June 30, 2002 and 2001, respectively.

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

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$2,329	$9,413
Accounts receivable, net	11,518	13,662
Inventories, net	18,143	27,264
Deferred income taxes	—	2,736
Prepaid expenses and other	1,664	5,018

Total current assets	33,654	58,093

Property and equipment:
Rental equipment	1,680	2,003
Computer software and equipment	25,552	19,715
Furniture, fixtures and leasehold improvements	4,211	4,005

	31,443	25,723
Less accumulated depreciation and amortization	(11,630)	(11,223)

	19,813	14,500

Goodwill, net	24,758	25,213
Deferred income taxes	5,726	438
Intangibles, net	690	958
Other assets	802	191

Total assets	$85,443	$99,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,330	$8,581
Accrued earn-out payment	—	15,275
Accrued expenses and other	6,201	11,861

Total current liabilities	17,531	35,717

Total noncurrent liabilities	1,943	393

Total liabilities	19,474	36,110

Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value, 50,000,000 shares authorized, 11,674,595 shares issued and outstanding	1,167	1,136
Additional paid-in capital	62,578	61,023
Retained earnings	2,479	1,201
Accumulated other comprehensive income	—	178
Less: Treasury stock	(255)	(255)

Total shareholders’ equity	65,969	63,283

Total liabilities and shareholders’ equity	$85,443	$99,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2002 and 2001
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2002	2001
	(As Restated, See Note 1)

Revenues, net	$16,225	$26,025
Reimbursable costs	3,126	7,679

Total revenues	19,351	33,704
Cost of revenues	7,182	12,282
Reimbursable costs	3,126	7,679

Total cost of revenues	10,308	19,961

Gross margin	9,043	13,743

Operating expenses:
Selling, general and administrative expenses	7,543	10,770
Special credit	(359)	—
Depreciation and amortization	1,271	1,191

Total operating expenses	8,455	11,961

Operating income	588	1,782

Other expenses (income), net	48	(197)

Income before income taxes	540	1,979
Income tax provision	(227)	(944)

Net income	$313	$1,035

Basic and diluted earnings per share:
Basic	$0.03	$0.09

Diluted	$0.03	$0.09

Weighted average shares outstanding:
Basic	11,623	11,319

Diluted	12,017	11,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2002 and 2001
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2002	2001
	(As Restated,
	See Note 1)

Revenues, net	$32,555	$50,946
Reimbursable costs	7,844	15,628

Total revenues	40,399	66,574
Cost of revenues	14,171	23,590
Reimbursable costs	7,844	15,628
Special credit	(293)	—

Total cost of revenues	21,722	39,218

Gross margin	18,677	27,356

Operating expenses:
Selling, general and administrative expenses	15,338	24,010
Special credit	(1,321)	—
Depreciation and amortization	2,489	2,387

Total operating expenses	16,506	26,397

Operating income	2,171	959

Other expenses (income), net	43	(409)

Income before income taxes and minority interest	2,128	1,368
Income tax provision	(849)	(704)

Net income before minority interest	1,279	664
Minority interest, net of income tax benefit	—	871

Net income	$1,279	$1,535

Basic and diluted earnings per share:
Basic	$0.11	$0.14

Diluted	$0.11	$0.13

Weighted average shares outstanding:
Basic	11,570	11,319

Diluted	11,902	11,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(in thousands)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income	$1,279	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,489	2,387
Loss on disposal of fixed assets	501	164
Deferred income taxes	(2,177)	22
Minority interest in subsidiary	—	(871)
Amortization of deferred compensation	36	67
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,144	6,438
Decrease in inventories	9,120	3,523
Decrease in prepaid expenses and other	2,180	620
Decrease in accounts payable and accrued expenses	(1,130)	(6,486)

Net cash provided by operating activities	14,442	7,399

Cash flows from investing activities:
Capital expenditures	(8,039)	(3,490)
Earn-out payment	(13,727)	—
Sale of marketable securities	435	—

Net cash used in investing activities	(21,331)	(3,490)

Cash flows from financing activities:
Repayment of capital lease obligations	(145)	(22)
Loan fees paid	(50)	—

Net cash used in financing activities	(195)	(22)

Net (decrease) increase in cash and cash equivalents	(7,084)	3,887
Cash and cash equivalents, beginning of period	9,413	18,334

Cash and cash equivalents, end of period	$2,329	$22,221

Supplemental cash flow disclosures:
Cash paid for interest	$154	$25

Cash paid for income taxes, net of refunds received	$(18)	$(68)

Noncash transactions:
Stock issued for earn-out payment	$1,550	$—

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

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2002, management determined that the Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, should have been adopted by the Company as of January 1, 2002. EITF No 01-14 states that reimbursements received from customers for out-of-pocket expenses incurred on their behalf should be characterized as revenue in the statement of operations. Prior to the adoption of this standard, the Company netted reimbursements from customers, primarily for freight and postage fees, against the related expenses, with the result that reimbursements were not included in revenues and out-of-pocket expenses were not included in cost of revenues. With the adoption of this standard, effective for reporting periods beginning after December 15, 2001, the Company has reclassified reimbursements from customers for these expenses as revenues, and has conformed this presentation for all periods presented.

Adoption of this accounting standard results in no change to operating or net income or earnings per share or to the consolidated balance sheets or consolidated statements of cash flows for the three or six month periods ended June 30, 2002. The impact of the adoption of EITF Issue No. 01-14 was to increase revenues and cost of revenues equally by $3.1 million and $7.7 million for the three months ended June 30, 2002 and 2001, respectively, and by $7.8 million and $15.6 million for the six months ended June 30, 2002 and 2001, respectively.

2.    SPECIAL CHARGES

At June 30, 2002 and December 31, 2001, the Company had approximately $1.7 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at June 30, 2002 included $352,000 for the Company’s shift to a fee-for-service business model and $1.3 million for e-commerce costs. Cash payments relating to these accruals for the three and six months ended June 30, 2002 were approximately $377,000 and $466,000, respectively. The Company recognized approximately $359,000 and $1.6 million into income as a special credit during the three and six months ended June 30, 2002, respectively, related to the gains realized on sales of inventory items and cash collected for accounts receivable items that were written off as special charges in previous periods. The majority of the remaining accruals, except for that associated with one specific client which represents about 40% of the remaining accrual and is classified as long-term, are expected to be utilized during the remainder of the year ending December 31, 2002.

3.    FINANCING OBLIGATIONS

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. In May 2002, the Company extended its credit facility through June 1, 2005 under similar terms and conditions as the previous revolving credit agreement. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At June 30, 2002 and December 31, 2001, the Company did not have any outstanding borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. The May 2002 amendment added provisions limiting borrowings under the agreement to a margin or borrowing base, as defined, which totaled $25.3 million at June 30, 2002 and tightened certain of the financial covenants. At June 30, 2002, the Company was in compliance with all covenants under the credit agreement.

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

5.    EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, and the effects on income and the weighted average number of shares of potential diluted common stock. Certain options outstanding to purchase shares of the Company’s common stock aggregating 1.1 million and 871,000 were not included in the computation of diluted EPS for both the three months ended June 30, 2002 and 2001, respectively, because their effect was anti-dilutive. For the six months ended June 30, 2002 and 2001, certain options outstanding to purchase shares of the Company’s common stock aggregating 1.1 million and 1.2 million, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive. Shares used to compute diluted EPS for the three and six months ended June 30, 2002 and 2001 are as follows (in 000’s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Diluted earnings per share:
Weighted average shares outstanding	11,623	11,319	11,570	11,319
Employee and director stock options	394	420	332	326

Weighted average shares assuming dilution	12,017	11,739	11,902	11,645

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)

6.    OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in financial statements. For the three month period ended June 30, 2002 and 2001, comprehensive income was the same as net income. For the six months period ended June 30, 2002 and 2001, the components of the Company’s comprehensive income are as follows (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Other comprehensive income:

Net income	$1,279	$1,535

Reclassification adjustment for gains included in net income	(178)	0

Comprehensive income	$1,101	$1,535

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

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts, which are amortized over a period of 1 to 5 years on a straight-line basis. At June 30, 2002 and December 31, 2001, the Company had intangible assets of approximately $690,000 and $958,000, net of accumulated amortization of $570,000 and $302,000, respectively. Amortization expense of these intangible assets amounted to approximately $134,000 and $51,000 during the three months ended June 30, 2002 and 2001, respectively, and approximately $268,000 and $101,000 during the six months ended June 30, 2002 and 2001, respectively. Expected amortization expense for these intangible assets is $202,000 in 2003, $202,000 in 2004 and $185,000 in 2005.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends ARB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002; the adoption did not have any effect on the Company’s financial position or results of operations.

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

Overview

Innotrac provides customized, technology-based order fulfillment, call center and total customer relationship management services to large corporations that outsource these functions. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns processing. The Company handles telecommunications products that include Digital Subscriber Line and Cable Modems (“Modems”), consumer phones and wireless pager equipment, for clients such as BellSouth Corporation (“BellSouth”), Qwest International, Inc. (“Qwest”), and Comcast Corporation (“Comcast”) and their customers. The Company also provides these services for a significant number of catalog, retail, direct marketing and consumer products companies such as Coca-Cola, NAPA, Tactica, Nordstrom.com, Porsche, Wilsons Leather, Martha Stewart Living Omnimedia and Thane International. During the three months ended June 30, 2002, approximately 26.5% of the Company’s revenues were generated from its telecommunications clients, 23.4% from its Modems clients and 50.1% from its retail, catalog and direct marketing clients. During the six months ended June 30, 2002, approximately 27.0% of the Company’s revenues were generated from its telecommunications clients, 21.9% from its Modems clients and 51.1% from its retail, catalog and direct marketing clients. The Company anticipates that the percentage of its revenues attributable to telecommunications clients will continue to decrease in 2002 due to the loss of SBC Communications Inc. (“SBC”) as a client during the fourth quarter of 2001 and the addition of several new retail and catalog fulfillment and call center clients during the second half of 2002.

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

As of April 16, 2001, Innotrac owned 60% of Return.com LLC, (“Return.com”) a subsidiary that processed product returns for online and catalog retailers. The Company’s equity partner in this venture, Mail Boxes, Etc. (“MBE”), owned the remaining 40% of Return.com. However, due to the announcement in March 2001 that United Parcel Services, Inc. had entered into a definitive agreement to purchase MBE, the Company elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate its arrangement with MBE as its exclusive front-end solution. This became effective April 17, 2001. During the fourth

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 2001, the Company utilized its $2.8 million impairment reserve, which was recorded in the first quarter of 2001, to write off its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.3	59.2	54.5	58.9
Special credit	—	—	(0.7)	—

Gross margin	46.7	40.8	46.2	41.1
Selling, general and administrative expenses	39.0	32.0	37.9	36.1
Special credit	(1.9)	—	(3.3)	—
Depreciation and amortization	6.6	3.5	6.2	3.6

Operating income	3.0	5.3	5.4	1.4
Other (income) expense, net	0.2	(0.6)	0.1	(0.6)

Income before income taxes and minority interest	2.8	5.9	5.3	2.0
Income tax provision	(1.2)	(2.8)	(2.1)	(1.0)

Net income before minority interest	1.6	3.1	3.2	1.0
Minority interest	—	—	—	1.3

Net income	1.6%	3.1%	3.2%	2.3%

Special Charges

At June 30, 2002 and December 31, 2001, the Company had approximately $1.7 million and $4.6 million, respectively, in accruals related to the special charges incurred during the year ended December 31, 2000. The remaining accruals at June 30, 2002 included $352,000 for the Company’s shift to a fee-for-service business model and $1.3 million for e-commerce costs. Cash payments relating to these accruals for the three and six months ended June 30, 2002 were approximately $377,000 and $466,000, respectively. The Company recognized approximately $359,000 and $1.6 million into income as a special credit during the three and six months ended June 30, 2002, respectively, related to the gains realized on sales of inventory items and cash collected for accounts receivable items that were written off as special charges in previous periods. The majority of the remaining accruals, except for that associated with one specific client which represents about 40% of the remaining accrual and is classified as long-term, are expected to be utilized during the remainder of the year ending December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues. Total revenues decreased 42.4% to $19.4 million for the three months ended June 30, 2002 from $33.7 million for the three months ended June 30, 2001. The decrease in revenues is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $4.5 million of revenues during the second quarter of 2001; completion of an outbound consumer premise equipment (“CPE”) sales program for BellSouth Corporation (“BellSouth”) during 2001; completion of the fee-for-service transition; and a decrease in product sales from Warranty Corporation of America (“WACA”) as a result of its loss of a significant client. This decline in revenues was offset by the re-initiation of fulfillment services of CPE during the third quarter of 2001 and the expansion of services to include wireless pager equipment with BellSouth during the fourth quarter of 2001, as well as the initiation of the Martha Stewart Living Omnimedia, Inc. contract which began in the first quarter of 2002.

Cost of Revenues. Cost of revenues decreased 48.5% to $10.3 million for the three months ended June 30, 2002 compared to $20.0 million for the three months ended June 30, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA and from the completion of the CPE outbound sales program for BellSouth during 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the second quarter of 2002 as compared to the same period in 2001.

Gross Margin. For the three months ended June 30, 2002, the Company’s gross margin decreased by $4.7 million to $9.0 million, or 46.7% of revenues, compared to $13.7 million, or 40.8% of revenues, for the three months ended June 30, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2002 decreased to $7.5 million, or 39.0% of revenues, compared to $10.8 million, or 32.0% of revenues, for the same period in 2001. The decrease in expenses was mainly attributable to a decrease in bad debt expense, a 2001 impairment write-off for long-lived assets associated with the termination of the SBC contract, and a reduction in other variable expenditures. The decline in S,G&A costs was partially offset by increased facility costs due to the iFulfillment acquisition and increased information technology expenses associated with new customer start-ups which will continue during the second half of 2002.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2002 and 2001 was 42.1% and 47.7%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Total revenues decreased 39.3% to $40.4 million for the six months ended June 30, 2002 from $66.6 million for the six months ended June 30, 2001. The decrease in revenues is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $9.4 million of revenues during the first half of 2001; completion of the CPE outbound sales program for BellSouth during 2001; completion of the fee-for-service transition; and a decrease in product sales from WACA as a result of its loss of a significant client. This decline in revenues was offset by the re-initiation of fulfillment services of CPE during the third quarter of 2001 and the expansion of services to include wireless pager equipment with BellSouth during the fourth quarter of 2001, as well as the initiation of the Martha Stewart Living Omnimedia, Inc. contract which began in the first quarter of 2002.

Cost of Revenues. The company’s cost of revenues decreased 44.6% to $21.7 million for the six months ended June 30, 2002 compared to $39.2 million for the six months ended June 30, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA and from the completion of the CPE outbound sales program for BellSouth during 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the first half of 2002 as compared to the same period in 2001.

Gross Margin. For the six months ended June 30, 2002, the Company’s gross margin decreased by $8.7 million to $18.7 million, or 46.2% of revenues, compared to $27.4 million, or 41.1% of revenues, for the six months ended June 30, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2002 decreased to $15.3 million, or 37.9% of revenues, compared to $24.0 million, or 36.1% of revenues, for the six months ended June 30, 2001. The decrease in expenses was mainly attributable to charges recorded during the first quarter of 2001, primarily for the impairment of software development costs, and severance costs related to Return.com and a significant decrease in bad debt expense. The decline in S,G&A costs was partially offset by increased costs from the acquisition of iFulfillment, Inc. in July 2001 and increased information technology expenses associated with new customer start-ups which will continue during the second half of 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Part II – Other Information

Item 6 – Exhibits and Reports on Form 8-K

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