Form 10-Q
period 2002-09-30
INNOTRAC CORP
filed 2002-11-19
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Part I – Financial Information
Item 1 – Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3 — Quantitative and Qualitative Disclosure About Market Risks
Item 4 – Controls and Procedures
Part II – Other Information
Item 6 – Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-10.1 LEASE AGREEMENT
EX-10.2 LOAN DOCUMENT MODIFICATION AGREEMENT
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

INNOTRAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$198	$9,413
Accounts receivable, net	16,677	13,662
Inventories, net	19,990	27,264
Deferred income taxes	—	2,736
Prepaid expenses and other	1,854	5,018

Total current assets	38,719	58,093

Property and equipment:
Rental equipment	1,513	2,003
Computer software and equipment	25,398	19,715
Furniture, fixtures and leasehold improvements	4,394	4,005

	31,305	25,723
Less accumulated depreciation and amortization	(12,116)	(11,223)

	19,189	14,500

Goodwill, net	25,118	25,213
Deferred income taxes	9,040	438
Intangibles, net	640	958
Other assets	497	191

Total assets	$93,499	$99,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,220	$8,581
Line of credit	13,407	—
Accrued earn-out payment	—	15,275
Accrued expenses and other	8,365	11,861

Total current liabilities	30,992	35,717

Total noncurrent liabilities	2,276	393

Total liabilities	33,268	36,110

Commitments and contingencies
Shareholders’ equity:
Common stock, $.10 par value, 50,000,000 shares authorized, 11,674,595 shares issued and outstanding	1,167	1,136
Additional paid-in capital	62,596	61,023
Retained earnings (accumulated deficit)	(2,829)	1,201
Accumulated other comprehensive income	—	178
Less: Treasury stock	(703)	(255)

Total shareholders’ equity	60,231	63,283

Total liabilities and shareholders’ equity	$93,499	$99,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2002	2001

Revenues, net	$17,292	$22,406
Reimbursable costs	2,772	6,176

Total revenues	20,064	28,582
Cost of revenues	8,857	9,592
Reimbursable costs	2,772	6,176

Total cost of revenues	11,629	15,768

Gross margin	8,435	12,814

Operating expenses:
Selling, general and administrative expenses	12,422	9,712
Impairment and special charges, net	3,123	—
Depreciation and amortization	1,352	1,162

Total operating expenses	16,897	10,874

Operating income (loss)	(8,462)	1,940

Other expense (income), net	66	(126)

Income (loss) before income taxes	(8,528)	2,066
Income tax provision (benefit)	(3,220)	802

Net income (loss)	$(5,308)	$1,264

Earnings per share:
Basic	$(0.46)	$0.11

Diluted	$(0.46)	$0.11

Weighted average shares outstanding:
Basic	11,506	11,319

Diluted	11,506	11,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2002 and 2001
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2002	2001

Revenues, net	$49,848	$73,352
Reimbursable costs	10,616	21,804

Total revenues	60,464	95,156
Cost of revenues	23,028	33,182
Reimbursable costs	10,616	21,804
Special charges	(293)	—

Total cost of revenues	33,351	54,986

Gross margin	27,113	40,170

Operating expenses:
Selling, general and administrative expenses	27,760	33,722
Impairment and special charges, net	1,802	—
Depreciation and amortization	3,841	3,550

Total operating expenses	33,403	37,272

Operating income (loss)	(6,290)	2,898

Other expense (income), net	110	(537)

Income (loss) before income taxes and minority interest	(6,400)	3,435
Income tax provision (benefit)	(2,371)	1,507

Net income (loss) before minority interest	(4,029)	1,928
Minority interest, net of income tax benefit	—	871

Net income (loss)	$(4,029)	$2,799

Earnings per share:
Basic	$(0.35)	$0.25

Diluted	$(0.35)	$0.24

Weighted average shares outstanding:
Basic	11,548	11,319

Diluted	11,548	11,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(in thousands)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(4,029)	$2,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,841	3,550
Loss on disposal of fixed assets	1,378	206
Impairment of long-lived assets	2,185	—
Deferred income taxes	(5,109)	458
Minority interest in subsidiary	—	(871)
Amortization of deferred compensation	54	100
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,016)	9,024
(Increase) decrease in inventories	7,273	(17,230)
Decrease in prepaid expenses and other	1,812	1,042
Increase (decrease) in accounts payable and accrued expenses	(1,061)	2,946

Net cash provided by operating activities	3,328	2,024

Cash flows from investing activities:
Capital expenditures	(11,592)	(4,979)
Earn-out payments	(14,087)	(6,057)
Sale of marketable securities	435	—

Net cash (used in) investing activities	(25,244)	(11,036)

Cash flows from financing activities:
Borrowings under line of credit	13,407	—
Repayment of capital lease obligations	(208)	(75)
Purchase of treasury stock	(448)	(46)
Loan fees paid	(50)	—

Net cash provided by (used in) financing activities	12,701	(121)

Net decrease in cash and cash equivalents	(9,215)	(9,133)
Cash and cash equivalents, beginning of period	9,413	18,334

Cash and cash equivalents, end of period	$198	$9,201

Supplemental cash flow disclosures:
Cash paid for interest	$215	$64

Cash paid (refunds received) for income taxes, net	$(18)	$—

Noncash transactions:
Stock issued for earn-out payment	$1,550	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOTRAC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, except as discussed below. Certain of the Company’s more significant accounting policies are as follows:

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Goodwill and other acquired intangibles related to business combinations prior to July 1, 2001 were being amortized over 5-20 years on a straight-line basis, which represented management’s estimation of the related benefit to be derived from the acquired business. However, goodwill and other acquired intangibles from business combinations occurring after June 30, 2001 are accounted for under the transition provisions for business combinations of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” which includes the iFulfillment acquisition. The Company adopted SFAS No. 142 effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the second quarter of 2002 in accordance with the adoption of SFAS No. 142, no impairment was determined to exist.

Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The impairment loss recorded for the three and nine months ended September 30, 2002 was accounted for in accordance with the provisions of SFAS No. 144 (see Note 2).

Deferred Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

Revenue Recognition. Revenues are recognized on the accrual basis as services are provided to customers or as units are shipped. As required by the consensus reached in Emerging Issue Task Force (“EITF”) Issue No. 99-19, revenues have been recorded net of the cost of the equipment for all fee-for-service clients.

During 2002, the Company began applying the consensus reached in Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” which requires the presentation of reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified the prior periods presented herein to comply with the guidance in EITF 01-14. Accordingly, freight and postage charges in the Company’s fulfillment business during the three months ended September 30, 2001 totaling $6.2 million and during the nine months ended September 30, 2001 totaling $21.8 million have been reclassified and presented as revenues and cost of revenues in the corresponding Consolidated Statements of Operations. The reclassification had no impact on net income.

2.	IMPAIRMENT AND SPECIAL CHARGES, NET

At September 30, 2002 and December 31, 2001, the Company had approximately $1.5 million and $4.6 million, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at September 30, 2002 included $291,000 related to the Company’s shift to a fee-for-service business model and $1.2 million related to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three and nine months ended September 30, 2002 were approximately $161,000 and $627,000, respectively. The Company recognized approximately $50,000 and $1.7 million during the three and nine months ended September 30, 2002 related to the gains realized on sales of inventory items and cash collected for accounts receivable that were written off as special charges in previous periods. These amounts were recorded as a reduction in the special charge line item in the Condensed Consolidated Statement of Operations for the periods presented. Except for the accrual associated with one specific client, which represents about 60% of the remaining accrual and is classified as long-term, the remaining accrual is expected to be utilized during the remainder of the year.

During the third quarter of 2002, the Company recognized an additional $3.1 million in special charges. Approximately $2.4 million of these charges were related to capitalized hardware and software costs for systems purchased specifically for a potential new client which were subsequently not utilized as originally planned. The loss of the potential customer indicated that the carrying value of the asset group was potentially not recoverable, and therefore, an impairment test under the provisions of SFAS No. 144 was performed. As fair market value of the asset group was not readily determinable, a discounted, probability weighted cash flow model was utilized as a basis to determine fair value. As a result of the cash flow analysis, a $2.4 million impairment charge was recorded. Of the remaining charges, approximately $500,000 related to the write-down to net realizable value of specified fixed assets obtained as part of the December 2000 acquisition of UDS which was being utilized for one specific customer who ceased conducting business with UDS. The balance of approximately $200,000 was related to severance costs for positions which have been eliminated.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

3.	FINANCING OBLIGATIONS

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. In May 2002, the Company extended its credit facility until June 2005 under similar terms and conditions as the previous revolving credit agreement. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At September 30, 2002, the Company had approximately $13.4 million outstanding in borrowings under the line of credit. At December 31, 2001, the Company did not have any outstanding borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. The May 2002 amendment added provisions limiting borrowings under the agreement to a margin or borrowing base, as defined, which totaled $31.1 million at September 30, 2002 and tightened several of the financial covenants. At September 30, 2002, due to the special charge discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements, the Company was not in compliance with all covenants under the credit agreement. However, effective September 30, 2002, the Company has received a waiver from the Bank for these covenant violations.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 225 basis points. On September 6, 2002, the Company fixed $5.0 million of its $13.4 million of borrowings at a 90-day LIBOR rate of 2.81%. The fixed borrowing reduced the Company’s availability under the revolving credit agreement. At September 30, 2002, the Company had $17.7 million available under the revolving credit agreement. During the three and nine months ended September 30, 2002, the Company incurred interest expense related to the line of credit of approximately $52,800 and $102,100, respectively, resulting in a weighted average interest rate of 3.06% and 3.57%, respectively.

4.	MINORITY INTERESTS

The Company had a majority ownership in Return.com Online, LLC (“Return.com”). The remaining interest was owned by Mail Boxes Etc (“MBE”). In March 2001, United Parcel Services, Inc. (“UPS”) announced a definitive agreement to purchase MBE. As a result of this agreement, the Company agreed to reacquire MBE’s 40% ownership interest in Return.com in April 2001. The note receivable of $3.4 million due from MBE was forgiven by the Company in exchange for MBE’s ownership interest in Return.com, resulting in 100% ownership by the Company. All remaining contractual commitments for additional funding by the Company were also cancelled. During the first quarter of 2001, the Company recorded a $2.8 million impairment loss for its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

5.	EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” and the effects on income and the weighted average number of shares of potential diluted common stock. For the three and nine months ended September 30, 2001, certain options outstanding to

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

purchase shares of the Company’s common stock aggregating 576,000 and 1.1 million, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive. Shares used to compute diluted EPS for the three and nine months ended September 30, 2002 and 2001 are as follows (in 000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted earnings per share:
Weighted average shares outstanding	11,506	11,319	11,548	11,319
Employee and director stock options	0	509	0	375

Weighted average shares assuming dilution	11,506	11,828	11,548	11,694

6.	OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in financial statements. For the three month period ended September 30, 2002 and 2001, comprehensive income was the same as net income. For the nine month period ended September 30, 2002 and 2001, the components of the Company’s comprehensive income are as follows (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Other comprehensive income:

Net Income	$(4,029)	$2,799

Reclassification adjustment for gains included in net income	(178)	0

Comprehensive income	$(4,207)	$2,799

7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted these statements effective January 1, 2002. In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company completed its impairment analysis required upon the adoption of SFAS No. 142 during the second quarter of 2002 and determined that no impairment existed. During the three and nine months ended September 30, 2001, amortization expense associated with goodwill was approximately $42,000 and $127,000, respectively. The Company’s proforma consolidated net income and earnings per share for the three and nine months ended September 30, 2001, excluding goodwill amortization, would have been $1.3 million ($0.11 per share, basic and diluted) and $2.9 million ($0.25 per share, basic and diluted), respectively.

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts which are amortized over a period of 1 to 5 years on a straight-line basis. At September 30, 2002 and December 31, 2001, the Company had intangible assets, consisting primarily of customer contracts, of approximately $640,000 and

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

$958,000, net of accumulated amortization of approximately $620,000 and $302,000, respectively. Amortization expense of these intangible assets amounted to approximately $51,000 during both of the three months ended September 30, 2002 and 2001, respectively, and approximately $318,000 and $152,000 during the nine months ended September 30, 2002 and 2001, respectively. Expected amortization expense for these intangible assets is $202,000 in 2003, $202,000 in 2004 and $185,000 in 2005.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends ARB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002; the adoption did not have any effect on the Company’s financial position or results of operations. The impairment loss recorded for the three and nine months ended September 30, 2002 was accounted for in accordance with the provisions of SFAS No. 144 (see Note 2).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required at the beginning of fiscal year 2003. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

8.	EARN-OUT PAYMENTS

On December 8, 2000, the Company acquired UDS, which was accounted for under the purchase method of accounting. At December 31, 2001, the Company recorded an accrual for approximately $15.3 million for payment to the sellers of UDS under the terms of an earn-out provision contained in the December 8, 2000 Merger Agreement. The earn-out accrual was recorded as additional purchase price consideration. In February 2002, the payment was made consisting of $13.7 million of cash and 310,000 shares of the Company’s common stock valued at $1.6 million. As a result, goodwill related to UDS amounts to $18.5 million, net of accumulated amortization of $0.3 million as of September 30, 2002.

During the third quarter of 2002, the Company recorded additional goodwill of $360,000 associated with contingent consideration paid to the owners of certain leased equipment which was acquired as part of the July 2001 acquisition of iFulfillment, Inc. An additional payment of $180,000 may be due in July 2003.

Item 2 –

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; reliance on information technology systems; risks associated with the terms of our contracts; reliance on the telecommunications industry; the impact of the trend toward outsourcing; risks associated with changing technology; risks associated with competition; and other factors discussed in more detail under “Business” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Innotrac provides customized, technology-based order fulfillment and call center services to corporations that outsource these functions. The Company offers inventory management, pick/pack/ship services, order tracking, transaction processing, returns processing and inbound call center services through its fulfillment and call centers located in various cities spanning all time zones across the continental United States. The Company handles telecommunications products that include Digital Subscriber Line and Cable Modems (“Modems”), consumer phones and wireless pager equipment, for clients such as BellSouth Corporation (“BellSouth”), Qwest International, Inc. (“Qwest”), and Comcast Corporation (“Comcast”) and their customers. The Company also provides these services for a significant number of retail, catalog and direct marketing companies such as Nordstrom, Inc., Ann Taylor Stores Corporation, Smith and Hawken, Coca-Cola Company, Tactica, Porsche, Wilsons Leather, Martha Stewart Living Omnimedia and Thane International. During the three months ended September 30, 2002, approximately 28.1% of the Company’s revenues were generated from its telecommunications clients, 18.1% from its Modems clients and 53.8% from its retail, catalog and direct marketing clients. During the nine months ended September 30, 2002, approximately 27.4% of the Company’s revenues were generated from its telecommunications clients, 20.6% from its Modems clients and 52.0% from its retail, catalog and direct marketing clients. The Company anticipates that the percentage of its revenues attributable to telecommunications clients will continue to decrease in 2002 due to the addition of several new retail and catalog fulfillment and call center clients during the second half of 2002.

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

As of April 16, 2001, Innotrac owned 60% of Return.com LLC, (“Return.com”) a subsidiary that processed product returns for online and catalog retailers. The Company’s equity partner in this venture, Mail Boxes, Etc. (“MBE”), owned the remaining 40% of Return.com. However, due to the acquisition of MBE by United Parcel Services, Inc., the Company elected to acquire from MBE the remaining 40% ownership interest in Return.com and terminate its arrangement with MBE as its exclusive front-end solution. This became effective April 17, 2001. During the fourth quarter of 2001, the Company utilized its $2.8 million impairment reserve, which was recorded in the first quarter of 2001, to write off its investment in Return.com. At December 31, 2001, Return.com was no longer in operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 1, 2002, the Company made an additional payment of $15.3 million consisting of cash and common stock to the sellers of UDS in accordance with the earn-out provisions in the December 2000 Merger Agreement with UDS (as discussed in Note 8 to the Notes to Condensed Consolidated Financial Statements). The payment was funded from existing working capital and borrowings under the Company’s line of credit. The President of the Company’s UDS Division, Patrick J. West, was a former shareholder of UDS and consequently participated in these earn-out payments.

In the quarter ended September 30, 2002, the Company incurred special charges of $3.1 million. The majority of the charges were associated with the impairment of capitalized hardware and software costs for systems not being utilized as originally planned. The remainder of the charges was due to a write-down of specified fixed assets to their net realizable value and for severance costs related to positions that have been eliminated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2002 and 2001. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

During 2002, the Company began applying the consensus reached in Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” which requires the presentation of reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified the prior periods presented herein to comply with the guidance in EITF 01-14. Accordingly, freight and postage charges in the Company’s fulfillment business during the three months ended September 30, 2001 totaling $6.2 million and during the nine months ended September 30, 2001 totaling $21.8 million have been reclassified and presented as revenues and cost of revenues in the corresponding Consolidated Statements of Operations. The reclassification had no impact on net income.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.0	55.2	55.7	57.8
Special charges	—	—	(0.5)	—

Gross margin	42.0	44.8	44.8	42.2
Selling, general and administrative expenses	61.9	34.0	45.9	35.4
Impairments and special charges, net	15.6	—	3.0	—
Depreciation and amortization	6.7	4.0	6.3	3.8

Operating (loss) income	(42.2)	6.8	(10.4)	3.0
Other (income) expense, net	0.3	(0.4)	0.2	(0.6)

Income (loss) before income taxes and minority interest	(42.5)	7.2	(10.6)	3.6
Income tax provision (benefit)	(16.0)	2.8	(3.9)	1.6

Net income (loss) before minority interest	(26.5)	4.4	(6.7)	2.0
Minority interest	—	—	—	0.9

Net income (loss)	(26.5)%	4.4%	(6.7)%	2.9%

Special Charges

At September 30, 2002 and December 31, 2001, the Company had approximately $1.5 million and $4.6 million, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at September 30, 2002 included $291,000 related to the Company’s shift to a fee-for-service business model and $1.2 million related to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three and nine months ended September 30, 2002 were approximately $161,000 and $627,000, respectively. The Company recognized approximately $50,000 and $1.7 million into

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income during the three and nine months ended September 30, 2002, respectively, related to the gains realized on sales of inventory items and cash collected for accounts receivable that were written off as special charges in previous periods. Except for the accrual associated with one specific client which represents about 60% of the remaining accrual and is classified as long-term, the remaining accrual is expected to be utilized during the remainder of the year.

During the third quarter of 2002, the Company recognized an additional $3.1 million in special charges. Approximately $2.4 million of these charges were related to capitalized hardware and software costs for systems not being utilized as originally planned. The Company determined the impairment value of these systems by using the present value in accounting measurements as defined by SFAS No. 144. Of the remaining charges, approximately $500,000 related to the write-down to net realizable value of specified fixed assets and approximately $200,000 was related to severance for positions which have been eliminated. This charge equated to a $0.17 loss per share for the quarter. On a pro forma basis, for the three and nine months ended September 30, 2002, excluding all special charges and credits, the Company’s earnings per share were a loss of $0.29 and $0.26, respectively.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Total revenues decreased 29.7% to $20.1 million for the three months ended September 30, 2002 from $28.6 million for the three months ended September 30, 2001. The decrease in revenues is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $3.3 million of revenues during the third quarter of 2001; completion of the fee-for-service transition; and a decrease in product sales for Warranty Corporation of America (“WACA”). This decline in revenues was offset by the expansion of services to include wireless pager equipment with BellSouth during the fourth quarter of 2001, as well as the commencement of the Martha Stewart Living Omnimedia, Inc. contract in the first quarter of 2002 and the Smith and Hawken, Ann Taylor and Books Are Fun contracts in the third quarter of 2002.

Cost of Revenues. Cost of revenues decreased 26.6% to $11.6 million for the three months ended September 30, 2002 compared to $15.8 million for the three months ended September 30, 2001. Cost of revenues decreased primarily due to a reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002. The decrease in equipment units sold to WACA also contributed to the decrease in cost of revenues during the third quarter of 2002 as compared to the same period in 2001. This decline in cost of revenues was offset by expenses incurred in the third quarter of 2002 relating to additional fulfillment labor required to handle the start-up of several new clients at our Chicago and Cincinnati fulfillment centers.

Gross Margin. For the three months ended September 30, 2002, the Company’s gross margin decreased by $4.4 million to $8.4 million, or 42.0% of revenues, compared to $12.8 million, or 44.8% of revenues, for the three months ended September 30, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2002 increased to $12.4 million, or 61.9% of revenues, compared to $9.7 million, or 34.0% of revenues, for the same period in 2001. The increase in expenses primarily relates to start-up and associated technology costs for new client implementations. The Company anticipates that its S,G&A expenses as a percentage of revenues will decrease in 2003 as these new client implementations are completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Charges. The Company recorded special charges of $3.1 million primarily related to the impairment of capitalized hardware and software costs for systems not being utilized as originally planned, the write-down to net realizable value of specified fixed assets and severance costs.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2002 and 2001 was 37.8% and 38.8%, respectively.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Total revenues decreased 36.4% to $60.5 million for the nine months ended September 30, 2002 from $95.2 million for the nine months ended September 30, 2001. The decrease in revenues is primarily due to the loss of the SBC contract at December 1, 2001 which represented approximately $12.8 million of revenues during the first nine months of 2001; completion of the Consumer Premise Equipment (“CPE”) outbound sales program for BellSouth during 2001; completion of the fee-for-service transition; and a decrease in product sales for WACA. This decline in revenues was offset by the re-initiation of fulfillment services of CPE during the third quarter of 2001 and the expansion of services to include wireless pager equipment with BellSouth during the fourth quarter of 2001, as well as the commencement of the Martha Stewart Living Omnimedia, Inc. contract in the first quarter of 2002 and the Smith and Hawken, Ann Taylor and Books Are Fun contracts in the third quarter of 2002.

Cost of Revenues. The Company’s cost of revenues decreased 39.3% to $33.4 million for the nine months ended September 30, 2002 compared to $55.0 million for the nine months ended September 30, 2001. Cost of revenues decreased primarily due to the decrease in equipment units sold to WACA and from the completion of the CPE outbound sales program for BellSouth during 2001. A reduction in call center direct costs from the loss of the SBC contract in December 2001 and the subsequent closure of the Atlanta call center in January 2002 also contributed to the decrease in cost of revenues during the first half of 2002 as compared to the same period in 2001. This decline in cost of revenues was offset by expenses incurred in the third quarter of 2002 relating to additional fulfillment labor required to handle the start-up of several new clients at our Chicago and Cincinnati fulfillment centers.

Gross Margin. For the nine months ended September 30, 2002, the Company’s gross margin decreased by $13.1 million to $27.1 million, or 44.8% of revenues, compared to $40.2 million, or 42.2% of revenues, for the nine months ended September 30, 2001. This decrease was due primarily to the factors discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2002 decreased to $27.8 million, or 45.9% of revenues, compared to $33.7 million, or 35.4% of revenues, for the nine months ended September 30, 2001. The decrease in expenses was mainly attributable to charges recorded during the first quarter of 2001, primarily for the impairment of software development costs, and severance costs related to Return.com and a significant decrease in bad debt expense. The decline in S,G&A costs was partially offset by increased costs from the acquisition of iFulfillment, Inc. in July 2001 and increased information technology and start-up expenses associated with new client implementations during the first nine months of 2002.

Special Charges. The Company recorded special charges of $3.1 million in the third quarter of 2002 primarily related to the impairment of capitalized hardware and software costs for systems not being utilized as originally planned. This was offset by the reversal of a portion of the 2000 special charges totaling approximately $1.7 million related to the gains realized on sales of inventory items and cash collected for accounts receivable that were written off as special charges in previous periods.

Income Taxes. The Company’s effective tax rate for the nine months ended September 30, 2002 and 2001 was 37.1% and 43.9%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $198,000 at September 30, 2002 as compared to $9.4 million at December 31, 2001. This decrease in cash was primarily due to an earn-out payment of $13.7 million made by the Company during the first quarter of 2002 to the sellers of UDS (see Note 8 to the Condensed Consolidated Financial Statements). The Company’s management does not anticipate any future earn-out payments to be made.

On February 11, 2002, the Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock through February 2003. During the nine months ended September 30, 2002, the Company repurchased 205,400 shares of common stock with a purchase price of $448,000. All purchases took place during the third quarter of 2002.

The Company has a revolving credit agreement with a bank for borrowings up to $40 million. In May 2002, the Company extended its credit facility until June 2005 under similar terms and conditions as the previous revolving credit agreement. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At September 30, 2002, the Company had approximately $13.4 million outstanding in borrowings under the line of credit. At December 31, 2001, the Company did not have any outstanding borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. The May 2002 amendment added provisions limiting borrowings under the agreement to a margin or borrowing base, as defined, which totaled $31.1 million at September 30, 2002 and tightened certain of the financial covenants. At September 30, 2002, due to the special charge discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements, the Company was not in compliance with all covenants under the credit agreement. However, effective September 30, 2002, the Company has received a waiver from the Bank for these covenant violations.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 225 basis points. On September 6, 2002, the Company locked $5 million of its borrowings into a 90-day LIBOR rate at 2.81%. During the three and nine months ended September 30, 2002, the Company incurred interest expense related to the line of credit of approximately $52,800 and $102,100, respectively, resulting in a weighted average interest rate of 3.06% and 3.57%, respectively

During the nine months ended September 30, 2002, the Company generated approximately $3.3 million in cash flows from operating activities compared to $2.0 million in cash flows from operating activities in the same period in 2001.

During the nine months ended September 30, 2002, net cash used in investing activities was $25.2 million as compared to $11.0 million in 2001. This difference was due to an $8.0 million increase in cash payments made resulting from prior acquisitions (including the earn-out payment of $13.7 million made in February 2002), $11.6 million in capital expenditures, primarily in conjunction with the Company’s new facility in Cincinnati and capitalized technology costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2002, net cash provided by financing activities was $12.7 million compared to $121,000 used in financing activities in the same period in 2001. The $12.8 million increase was primarily due to borrowings of $13.4 million under the credit facility less the buyback of treasury shares in the amount of $448,000.

The Company estimates that its cash needs through the next twelve months will be met by cash flows from operations and borrowings under its line of credit facility. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 of the financial statements of this Form 10-Q and in Note 2 of the financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2001. Those that we believe that are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below:

Deferred Tax Asset – At September 30, 2002 the Company has recorded a deferred tax asset of $9.0 million primarily related to net operating loss carry forwards. The realization of this asset is dependent on generating sufficient taxable income in the future periods. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical profitability and projections of future taxable income, management believes that it is more likely than not that the deferred tax asset will be realized.

Goodwill and Other Long-Lived Assets – In 2002, the Company adopted SFAS Nos. 141, 142, and 144 and these new standards, among other things, change the accounting model for evaluating the carrying value of the assets held for use and held for sale, as well as the carrying value of goodwill and other intangible assets. These new pronouncements require projections of future cash flows that require significant management judgment and subjective estimates in applying these new pronouncements. Any significant adverse changes to these estimates may have a material impact on the carrying value of goodwill and other long-lived assets.

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

The Company adopted these statements effective January 1, 2002. In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company completed its impairment analysis required upon the adoption of SFAS No. 142 during the second quarter of 2002 and determined that no impairment existed. During the three and nine months ended September 30, 2001, amortization expense associated with goodwill was approximately $42,000 and $127,000, respectively. The Company’s proforma consolidated net income and earnings per share for the three and nine months ended September 30, 2001, excluding goodwill amortization, would have been $1.3 million ($0.11 per share, basic and diluted) and $2.9 million ($0.25 per share, basic and diluted), respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts, which are included in other assets in the Company’s condensed consolidated balance sheets and which are amortized over a period of 1 to 5 years on a straight-line basis. At September 30, 2002 and 2001, the Company had intangible assets, consisting primarily of customer contracts, of approximately $640,000 and $842,000, net of accumulated amortization of approximately $620,000 and $168,000, respectively. Amortization expense of these intangible assets amounted to approximately $51,000 during both of the three months ended September 30, 2002 and 2001, respectively, and approximately $318,000 and $152,000 during the nine months ended September 30, 2002 and 2001, respectively.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002; the adoption did not have any effect on the Company’s financial position or results of operations. The impairment loss recorded for the three and nine months ended September 30, 2002 was accounted for in accordance with the provisions of SFAS No. 144 (see Note 2).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required at the beginning of fiscal year 2003. The Company is currently evaluating the impact of adopting this Statement.

Item 3 – Quantitative and Qualitative Disclosure About Market Risks

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

Item 4 – Controls and Procedures

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation as defined in Exchange Act Rules 13a-14(c) and 15d-14(c).

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – Other Information

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Hebron, KY (Cincinnati) facility Lease Agreement.

10.2	Loan Documents Modification Agreement between Innotrac Corporation and SouthTrust Bank.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)	Reports on Form 8-K: There were no Form 8-K filings during the quarter ended September 30, 2002.

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

David L. Gamsey Senior Vice President , Chief Financial Officer and Secretary (Principal Financial Officer)

CERTIFICATIONS

I, Scott D. Dorfman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Innotrac Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ Scott D. Dorfman

Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, David L. Gamsey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Innotrac Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ David L. Gamsey

David L. Gamsey Senior Vice President , Chief Financial Officer and Secretary (Principal Financial Officer)