Form 10-K
period 2002-12-31
INNOTRAC CORP
filed 2003-03-31
CIK 1051114

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

                   For the fiscal year ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-23741

                              INNOTRAC CORPORATION
             (Exact name of Registrant as specified in its charter)

                      GEORGIA                                                58-1592285
(State or other jurisdiction of incorporation or organization)    (I.R.S.Employer Identification No.)

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

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes No X .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter was $29,097,113 based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

         At March 18, 2003, there were 11,674,595 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2002 Annual Report to Shareholders, filed as an exhibit hereto, are incorporated by reference into Part II of this Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report"). Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Report.

                              INNOTRAC CORPORATION
                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----

PART I ..........................................................................................................        2
         ITEM 1.      BUSINESS...................................................................................        2
                      CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.......................................        8
                      EXECUTIVE OFFICERS OF REGISTRANT...........................................................       14
         ITEM 2.      PROPERTIES.................................................................................       15
         ITEM 3.      LEGAL PROCEEDINGS..........................................................................       15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................       15

PART II .........................................................................................................       16
         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..................       16
         ITEM 6.      SELECTED FINANCIAL DATA....................................................................       16
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......       16
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................       16
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................       17
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......       17

PART III ........................................................................................................       18
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................       18
         ITEM 11.     EXECUTIVE COMPENSATION.....................................................................       18
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER
                      MATTERS....................................................................................       18
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................       18
         ITEM 14.     CONTROLS AND PROCEDURES....................................................................       18

PART IV .........................................................................................................       19
         ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................       19
                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES...................................      S-1
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS............................................      S-2

                                     PART I

ITEM 1.         BUSINESS

Innotrac Corporation ("Innotrac" or the "Company"), founded in 1984 and headquartered in Atlanta, Georgia, provides order processing, order fulfillment and call center services to large corporations that outsource these functions. In order to perform call center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management's focus from its principal or core business. By assuming responsibility for these tasks, we strive to improve the quality of the non-core operations of our clients and to reduce their overall operating costs. We enable our clients to efficiently manage their logistics, distribution and call center services by leveraging our technology platform and our core competencies:

         -        Fulfillment Services:

                  -        sophisticated warehouse management technology
                  -        automated shipping solutions
                  -        real-time inventory tracking and order status
                  -        purchasing and inventory management
                  -        channel development
                  -        zone skipping for shipment cost reduction
                  -        product sourcing and procurement
                  -        packaging solutions
                  -        back-order management
                  -        returns management

         -        Call Center Services:

                  -        inbound call center services
                  -        technical support and order status
                  -        returns and refunds processing
                  -        call centers integrated into fulfillment platform
                  -        cross-sell/up-sell services
                  -        collaborative chat
                  -        intuitive e-mail response

We receive most of our clients' orders either through inbound call center services, electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.

During the 1990s, we had a high focus on the telecommunications industry because of its growth characteristics and increasing marketing needs. These characteristics have changed quite dramatically in the last several years as growth in the telecommunications industry has slowed and the industry has contracted. However, we continue to provide customer support services and fulfillment of telephones, Caller ID equipment, Digital Subscriber Line ("DSL") and Cable Modems and other telecommunications products to companies such as BellSouth Corporation ("BellSouth"), Warranty Corporation of America ("WACA") and Qwest Communications International, Inc. ("Qwest") and their customers. During the year ended December 31, 2002, approximately 26.5% of our revenues were generated from telecommunications clients and 19.3% of revenues were from DSL and cable modem clients. Approximately 59.6% of our 2001 revenues were from telecommunications and DSL clients. We anticipate that the percentage of our revenues attributable to telecommunications and DSL clients will continue to decrease during 2003 due to the addition of more retail clients.

During 2002, 54.2% of revenues were from retail, catalog and direct marketing clients which include such companies as Coca-Cola, Ann Taylor, Smith & Hawken, Tactica, Porsche, Nordstrom.com, Wilsons Leather, Martha Stewart Omnimedia, Books are Fun (a division of Readers' Digest) and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through a customer service representative at our Pueblo and Reno call centers or through direct electronic transmission from our clients. These orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country and are shipped to the end consumer typically within 24 hours of when the order is received. Inventory is held on a consignment basis, with minor exceptions, and includes items such as shoes, clothing, accessories, books and outdoor furniture.

With the conversion of a majority of our clients to a fee-for-service model during 2000 and 2001, we generally no longer purchase and sell products from third party manufacturers for our clients. Instead, we provide fulfillment and warehousing services for our clients on a fee for service basis. We continue to purchase and own inventory for certain clients (primarily BellSouth), but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications. This model substantially reduces revenues as the pass through cost of purchased equipment is no longer included in revenues. This was the primary reason for decreased revenues in 2000 and 2001 as compared to prior years.

During 2002, the Company began applying the consensus reached in Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" which requires the presentation of reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified the prior period financial information presented herein to comply with the guidance in EITF 01-14. Accordingly, freight and postage charges in the Company's fulfillment business during the years ended December 31, 2002, 2001 and 2000 totaling $13.5 million, $27.1 million and $28.9 million, respectively, have been presented as revenues and cost of revenues in the corresponding Consolidated Statements of Operations. The 2001 and 2000 reclassification had no impact on net income.

In an effort to reduce our industry and client concentration and to expand our national presence, we acquired iFulfillment, Inc. ("iFulfillment") in July 2001 and Universal Distribution Services, Inc. ("UDS") in December 2000. Our iFulfillment subsidiary specializes in fully integrated, automated, order fulfillment services for multi-channel retailers and catalogers including such clients as Nordstrom.com, Wilsons Leather and Martha Stewart Omnimedia. It is located in a 354,000 square foot leased facility in Bolingbrook, Illinois. Due to the addition of a sizable new client, in September 2002 we leased an additional 150,204 square feet in a nearby facility. This new facility has expansion space of an additional 105,357 square feet that we expect to utilize in 2003. Our UDS division provides integrated order processing, order management, fulfillment and customer relationship management services. UDS's customer base comprises traditional direct marketing companies including Thane International and Tactica. It is located in a 275,000 square foot facility in Reno, Nevada. During 2001, we expanded UDS's business by taking advantage of our East Coast capabilities. Under the terms of Innotrac's merger agreement with UDS, the former shareholders of UDS may receive, as part of the consideration paid for their shares, annual contingent payments based on the operating income generated by our UDS division over a three-year period that commenced December 1, 2000. For the first year of the earn-out period, UDS's stockholders received approximately $13.7 million in cash and 310,000 shares of our common stock pursuant to this arrangement. No earnout amounts were earned in the second year. We do not currently believe any additional contingent payments will be due.

In August 2002 we leased a 396,000 square foot fulfillment center near Cincinnati, in Hebron, Kentucky. This facility provides fulfillment for Smith & Hawken. Capital expenditures associated with this facility were approximately $4.6 million and were funded through our bank line of credit.

With our national footprint virtually complete, we are committed to continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in diverse industries.

FULFILLMENT SERVICES

Providing effective turnkey fulfillment solutions for our clients' products is one of our core competencies. Our capabilities in this area are described below:

FULFILLMENT. We are committed to delivering our clients' products to their customers on a timely and accurate basis. Our personnel pick, pack, verify and ship product orders and requests for promotional, technical and educational literature, shoes, clothing, accessories, books and outdoor furniture for clients. We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated, conveyorized systems utilizing RF scanning and pick-to-light technologies. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients' customers. We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client's marketing support program. We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.

Our Atlanta operations earned ISO 9001:2000 certification in 2002. We are dedicated to providing quality service to our clients at every step in the fulfillment process. To ensure order accuracy we have implemented procedures that require three out of every 100 boxes to be randomly reopened and inspected to prove the contents exactly match the order prior to shipment. In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order. Our 2002 order accuracy rate exceeded 99%.

PURCHASING MANAGEMENT. For certain clients, we place orders for products we fulfill with vendors chosen by those clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, arranging returns and credits as well as forecasting product quantities required for normal business programs or promotions.

INVENTORY MANAGEMENT. An integral part of our fulfillment services is the monitoring and control of a client's inventory. We provide automated inventory management and reporting to assure real-time stock counts of a client's products, literature, signage and other items. Our inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to quickly assess stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct system integration. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems, which improves the efficiency of stock management and selection. We also perform cycle counts throughout the year to check system-maintained item balances against physical item balances. In addition, we complete bin validations on a quarterly basis. Our facilities have several layers of security. When necessary, we dispose of clients' products utilizing established guidelines. Disposal procedures vary depending on the product and client business rules.

PRODUCT CONSIGNMENT AND WAREHOUSING. For a majority of our clients, we no longer purchase and sell products from third party manufacturers. Instead, we warehouse products on a consignment basis and fulfill orders on behalf of our customers for a fee. In certain cases (primarily BellSouth), we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

CUSTOMER SUPPORT SERVICES

Another of our core competencies is providing customer support services. We believe these services are critical to a comprehensive order processing and order fulfillment solution. Our customer support services are described below.

INBOUND CALL CENTER SERVICES. Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. From time to time they may sell equipment, other products, telephone company services and extended warranties to customers who call us. To properly handle the call, Innotrac's automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the IVR system or an Innotrac customer service representative. If the caller is placing an order they are immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center. If the customer has a question, complaint or needs return information, the interactive voice response ("IVR") system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives who are specially trained in the applicable client's business and products and answer using the client's name. Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer's question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer service representatives are also trained to handle introductory level technical support issues. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

TECHNOLOGY

Our use of technology enables us to design and deliver services for each client's fulfillment and customer support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems, which utilize a UNIX-based open architecture, comprised of multiple networked computers and anchored by two Hewlett-Packard HP9000 K460 multiprocessing systems. We also have multiple Sun Enterprise 6500 servers utilizing Veritas cluster server software, which provides a high availability computing environment. Veritas Backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to quickly increase data capacity. Our EMC storage solutions provide rapid access to data and the ability to scale quickly depending on business demands. Network connectivity is achieved with Cisco routers and local directors.

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

We utilize two primary warehouse management systems depending on our business line and our locations. In 2002, we continued the implementation of PKMS, an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping. PKMS provides efficiencies in inventory management, outbound distribution and task management. We completed implementation of PKMS for clients at our Pueblo, Atlanta and Chicago-Romeoville warehouses. Our Chicago-Bolingbrook and Cincinnati-Hebron facilities utilize an Optum warehouse management system, which is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers. Our Reno facility utilizes an internally developed, customized order management, warehouse management and customer relationship management system suitable for its direct marketing customer base. We believe that these systems allow us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

As part of our UDS acquisition in December 2000 we acquired their internally-developed, customized order management system ("OMS") that is fully integrated with a customized warehouse management solution and includes front-end customer relationship management ("CRM") capabilities. In addition to existing Reno clients, in 2002, we added Martha Stewart Omnimedia and Smith & Hawken to that system. As part of the migration of those two new clients onto the system we added the requisite functionality and customization. The customized nature of the system required significant resources to properly scale the system to meet our clients' needs and resulted in a considerable upswing in IT costs in 2002.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2002 was supporting approximately 300 representatives. Additionally, the ACD system is integrated with software designed to enable management to automatically staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an Aspect ACD Enterprise System switch with the capacity to handle over 1,000 call center representatives and is currently supporting approximately 50 representatives. Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our seven fulfillment centers' order management systems where it is processed. Shortly thereafter the product is picked, packed, verified and shipped to the customer.

PERSONNEL AND TRAINING

Our success in recruiting, hiring and training large numbers of employees and obtaining large numbers of hourly employees during peak periods for fulfillment and call center operations is critical to our ability to provide high quality fulfillment and customer support services. Call center representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. To maintain good employee relations and to minimize employee turnover, we offer competitive pay and hire primarily full-time employees who are eligible to receive a full range of employee benefits.

As of March 1, 2003, we had over 800 full time employees supported by part time staff on an as needed basis. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.

Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized. Although we consider our relationship with our employees to be good, we have experienced occasional unionization initiatives, particularly among our call center personnel.

COMPETITION

In tailoring services to client needs, we compete on the basis of quality, reliability of service, scope of locations, efficiency, technical capabilities, speed and price. We compete with many companies, some of which have greater resources than us, with respect to various portions of our business. Those companies include fulfillment businesses and call center operations. We believe that our comprehensive and integrated services differentiate us from many of those competitors. We continuously explore new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes we can develop a superior outsourced solution on a cost-effective basis. We primarily compete with the in-house operations of our current and potential clients and also compete with certain companies that provide similar services on an outsourced basis.

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

In May 1995, the FCC narrowed its March 1994 preemption of state public utilities blocking regulations by permitting subscribers to choose per-line blocking or per-call blocking on interstate calls, provided that all carriers were required to adopt a uniform method of overriding blocking on any particular call. At the same time, the FCC specifically preempted a California Public Utilities Commission, or CPUC, per-line blocking default policy, which required that all emergency service organizations and subscribers with nonpublished numbers, who failed to communicate their choice between per-call blocking and per-line blocking, be served with per-line blocking.

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

Telephone sales practices are regulated at both the federal and state level. These regulations primarily relate to outbound teleservices, which, in most cases, we outsource to another company. The few cases where Innotrac does conduct outbound teleservices are related solely to the support of our clients with catalog sales programs, and thus are exempt from the regulations most commonly associated with outbound teleservices. Outbound teleservices are regulated by the rules of the FCC under the Federal Telephone Consumer Protection Act of 1991, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 as amended and various state regulations regarding telephone solicitations. We believe that we are in compliance with these federal statutes and the FCC rules thereunder and the various state regulations and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

We work closely with our clients, companies we outsource outbound teleservices to and their respective advisors to ensure that we and our client are in compliance with these regulations. We cannot predict whether the status of the regulation of Caller ID services or e-commerce will change and what affect, if any, this change would have on us or our industry.

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

OUR WRITTEN CONTRACTS GENERALLY DO NOT GUARANTEE SPECIFIC VOLUME LEVELS AND CAN USUALLY BE TERMINATED ON LITTLE NOTICE.

Although we have written agreements with most of our clients, our agreements generally do not assure specific volume or revenue levels. The expansion of our business with retailers and catalogers in 2002 adds an element of risk in these areas. In addition, some agreements provide for termination for any reason on short notice. Our current agreement with BellSouth may be terminated by BellSouth for any reason upon 90 days notice. Furthermore, we are contractually bound to our facility leases until their term expires. If a client terminates their contract suddenly, we will still have an obligation under our leasing contracts.

OUR BUSINESS HAS HISTORICALLY BEEN CONCENTRATED IN THE TELECOMMUNICATIONS, DSL AND CABLE INDUSTRIES. IF WE CANNOT CONTINUE TO DIVERSIFY OUTSIDE OF THESE INDUSTRIES, OUR STRATEGY MAY NOT BE SUCCESSFUL AND OUR BUSINESS COULD SUFFER.

Approximately 46% of our revenues in 2002 and more than half of our revenues in 2001 were attributable to telecommunications, DSL and cable clients. Consequently, we are particularly susceptible to negative changes affecting these industries in general. The telecommunications industry has suffered a material downturn since mid 2000 which has had a significant negative impact on our business. To ameliorate this risk, our strategy depends on diversifying our client base across more industries, including through selective acquisitions. We cannot guarantee, however, that we will be successful in expanding into new industries, or that our services will be as attractive to clients in different industries as they have been historically to telecommunications companies. Success in diversifying the industry base of our clients depends on a number of factors, such as our sales and marketing efforts, the compatibility of our systems and processes with non-telecommunications clients' and the cost of integrating or customizing our services to suit those clients. If we fail to expand our business into new industries, we may not be able to implement our strategy, and our future prospects could be negatively impacted.

IF THE MARKET FOR TELECOMMUNICATIONS PRODUCTS OR SERVICES CHANGES, OR THE DSL AND WIRELESS PRODUCTS WE ARE DISTRIBUTING DO NOT ACHIEVE MARKET SUCCESS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our success depends upon our ability to fulfill advanced telecommunications equipment. Currently, we rely heavily upon the fulfillment of Caller ID equipped telephones, DSL modems and wireless pagers to the end user customers of our telecommunications clients for our revenues. We also depend upon these clients to promote Caller ID, DSL and wireless services. Our business, results of operations and financial condition could be materially adversely affected if:

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

IF WE ARE NOT ABLE TO CONTINUE TO MANAGE OUR INFRASTRUCTURE AND VOLUME GROWTH, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our operations, number of facilities and volume of packages shipped have grown significantly in recent years. Our business, results of operations and financial condition could be materially adversely affected if we cannot effectively manage our growth. Our continued success depends upon our ability to:

         - initiate, develop and maintain existing and new client relationships;
         -        respond to competitive developments;
         -        maintain pricing and margins;
         -        continue to develop our sales infrastructure;
         - attract, train, motivate and retain management and other personnel; and
         -        maintain the high quality of our services.

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

New clients or new large-scale fulfillment or customer support programs may require accelerated recruiting, hiring and training. We cannot assure you that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new programs or clients.

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

COMPETITION MAY HURT OUR BUSINESS.

We operate in highly competitive markets and expect this environment to persist and intensify in the future. Because our services comprise marketing and product consultation, sales channel management, fulfillment and back-end support, including our call center operations and returns processing, we have many competitors who offer one or more of these services. Our competitors include:

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

In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect our business, financial condition and results of operations. In 2002, negotiations of contract renewals with BellSouth, Warranty Corporation of America and Nordstrom.com have resulted in price concessions due to increased competitive pressures. For more information about our competition, see "Business--Competition" in this Item 1.

IF WE ARE NOT ABLE TO KEEP PACE WITH CHANGING TECHNOLOGY, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our success depends significantly upon our ability to:

         -        enhance existing services;
         -        develop applications to focus on our clients' needs; and
         - introduce new services and products to respond to technological developments.

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients' needs and maintain competitiveness. Our Reno systems, which house several of our largest clients, are completely customized and therefore not supported by third party providers. We are heavily reliant on a few developers. If these developers leave, it could materially adversely affect our business. Furthermore, if our clients require additional enhancements to the system as they did in 2002, our business could be materially adversely affected. We provide details about our technology in "Business--Technology" in this Item 1.

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY CAUSE SIGNIFICANT SWINGS IN THE MARKET PRICE FOR OUR COMMON STOCK.

Our operating results may fluctuate in the future based on many factors. These factors include, among other things:

         -        changes in the telecommunications industry;
         -        changes in the retail industry;
         - changes in the fulfillment and call center services industries;
         - changes in the timing and level of client-specific marketing programs, including the timing and nature of promotions;
         -        pricing pressure;
         -        increased competition; and
         - changes in customer purchasing patterns for products we fulfill.

Due to these and any other unforeseen factors, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors. If that variance occurs, our common stock price would likely decline materially.

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

DUE TO THE NATURE OF OUR BUSINESS WE HAVE A SIGNIFICANT AMOUNT OF UNSKILLED LABOR AND A HIGH TURNOVER RATE THEREBY INCREASING OUR EXPOSURE TO EMPLOYEE RELATED LITIGATION.

Our fulfillment and call centers employ a sizable amount of unskilled labor and generate a high turnover rate. Furthermore, due to the downturn in the economy and its adverse affects on our business, we have had to terminate employees from time to time. Our exposure to litigation as a result of employee matters has recently increased. We are currently involved in litigation associated with several employee related matters. Management believes this litigation is currently immaterial, though it could become material in the future.

IF OUR GOODWILL IS DEEMED IMPAIRED AS PART OF OUR ANNUAL (OR EARLIER) IMPAIRMENT TEST, THE IMPAIRMENT CHARGE WOULD RESULT IN A DECREASE IN OUR EARNINGS AND NET WORTH.

Current accounting rules require that goodwill no longer be amortized but be tested for impairment at least annually. We have a significant amount of goodwill which, based upon a negative outcome of any impairment test in the future, could result in the write-down of all or a portion of goodwill and a corresponding reduction in earnings and net worth.

IF ESTIMATES OF FUTURE TAXABLE INCOME THAT ARE EXPECTED TO ALLOW FOR REALIZATION OF OUR NET DEFERRED TAX ASSET ARE REDUCED DURING THE CARRYFORWARD PERIOD, THE AMOUNT OF OUR NET DEFERRED TAX ASSET CONSIDERED REALIZABLE COULD BE REDUCED.

We have a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Our ability to generate the expected amounts of taxable income in excess of this amount from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond our control. We can not assure that we will meet our expectations for future taxable income in the carryforward period. If estimates of future taxable income during the carryforward period are reduced, the amount of our net deferred tax asset considered realizable could be reduced; this would require us to record a valuation allowance for this asset and would result in a decrease in our earnings and net worth.

NONCOMPLIANCE WITH ANY OF THE COVENANTS UNDER OUR REVOLVING CREDIT AGREEMENT ALLOWS THE LENDER TO DECLARE ANY OUTSTANDING BORROWING AMOUNTS TO BE IMMEDIATELY DUE AND PAYABLE.

Our revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable. Our minimum tangible net worth requirement is our most restrictive covenant under the revolving credit agreement. Our tangible net worth, as defined in the credit agreement, exceeded the covenant requirement by approximately $100,000 at December 31, 2002. Tangible net worth is defined as shareholders' equity less goodwill, other intangible assets and certain deferred costs. Included in the tangible net worth calculation is the carrying amount of the Company's deferred tax asset (discussed immediately above).

In addition, in February 2003, the Company and its lender agreed to modify the credit agreement, including relaxing the tangible net worth requirement. This agreement was to have been reflected in an amendment to the credit agreement, which has not yet been finalized. Unless the credit agreement is so amended, the Company may not comply with this covenant in the near term.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of Innotrac are as follows:

         NAME                          AGE               POSITION
         ----                          ---               --------

   Scott D. Dorfman..................   45   Chairman of the Board, President and Chief
                                             Executive Officer

   David L. Gamsey...................   45   Senior Vice President, Chief Financial Officer,
                                             Treasurer and Secretary

   David L. Ellin....................   44   Senior Vice President--Sales

   Larry C. Hanger...................   48   Senior Vice President--Client Services

   Robert J. Toner...................   39   Vice President--Logistics

Mr. Dorfman founded Innotrac and has served as Chairman of the Board, President and Chief Executive Officer since its inception in 1984. Prior to founding Innotrac, Mr. Dorfman was employed by Paymaster Checkwriter Company, Inc. (Paymaster), an equipment distributor. At Paymaster, Mr. Dorfman gained experience in distribution, tracking and inventory control by developing and managing Paymaster's mail order catalog.

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


In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet is used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 370 workstations and utilized 300 of the workstations at December 31, 2002. It currently operates twenty-four hours a day, seven days a week. The remaining 42,000 square feet is used for fulfillment services.

In October 1999, we entered into a lease for an additional fulfillment facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. In August 2000, the Company entered into a lease extension and modification that expanded the facility space from approximately 52,000 square feet to 82,000 square feet. This lease extension has a four-year term.

With the acquisition of UDS, located in Reno, Nevada, in December 2000, we operate a facility that consists of over 275,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations. UDS leases this facility through two lease agreements, which were initiated in October 2002 and October 2000. These agreements have lease terms of five years and seven years, respectively. Currently, the call center is configured with approximately 120 workstations. The call center operates twenty-four hours a day, seven days a week.

With the acquisition of iFulfillment, we operate a 354,000 square foot facility in Bolingbrook, Illinois. The lease for this facility was initiated at the date of acquisition in July 2001 and we renewed for an additional five years commencing January 1, 2003. This lease contains one additional five-year renewal option. This facility is used exclusively for fulfillment services.

In August 2002, we entered into a lease for a new facility in Hebron, Kentucky with an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space.

In September 2002, we entered into a lease for a new facility in Romeoville, Illinois with an initial term of five years and two months with two five-year renewal options. The facility provides approximately 150,204 square feet of fulfillment and warehouse space.

ITEM 3.           LEGAL PROCEEDINGS

We are not a party to any material legal proceeding. We are, from time to time, a party to litigation arising in the normal course of our business. Our fulfillment and call centers employ a sizable amount of unskilled labor and generate a high turnover rate. Furthermore, due to the downturn in the economy and its adverse affects on our business, we have had to terminate employees from time to time. Our exposure to litigation as a result of employee matters has increased. Although, management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations there can be no guarantee that it will not become material in the future.

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

                                                                                  HIGH                   LOW
                                                                                  ----                   ---

2002
   First Quarter...................................................               $7.220                $3.400
   Second Quarter..................................................               $6.350                $4.119
   Third Quarter...................................................               $5.719                $2.200
   Fourth Quarter..................................................               $3.140                $1.800
   Fiscal Year Ended December 31, 2002.............................               $7.220                $1.800
2001
   First Quarter...................................................               $6.250                $3.250
   Second Quarter..................................................               $7.510                $6.130
   Third Quarter...................................................               $8.920                $5.550
   Fourth Quarter..................................................               $8.000                $5.000
   Fiscal Year Ended December 31, 2001.............................               $8.920                $3.250

The approximate number of holders of record of Common Stock as of March 18, 2003 was 72. The approximate number of beneficial holders of our Common Stock as of that date was 2,000.

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

Item 12 of Part III contains information concerning the Company's equity compensation plan.


ITEM 6.         SELECTED FINANCIAL DATA

The information contained under the heading "Selected Financial Data" in the Company's 2002 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2002 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the headings "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's 2002 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 22, 2002 the Board of Directors, upon the recommendation of the Audit Committee, dismissed its independent accountants, Arthur Andersen LLP, and appointed Deloitte & Touche LLP as its new independent accountants, effective April 22, 2002. This matter was previously reported on a Form 8-K filed April 24, 2002.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.        EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the headings "Voting Securities and Principal Shareholders" and "Equity Compensation Plan" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.        CONTROLS AND PROCEDURES

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

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.       FINANCIAL STATEMENTS

         The following financial statements and notes thereto are incorporated herein by reference in Item 8 of this Report.


         Reports of Independent Public Accountants Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000


         2.       FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants as to Schedules Schedule II - Valuation and Qualifying Accounts


         3.       EXHIBITS

         The following exhibits are required to be filed with this Report by
         Item 601 of Regulation S-K:


EXHIBIT NUMBER                      DESCRIPTION OF EXHIBITS

         2.1 Agreement and Plan of Merger dated December 8, 2000, by and among the Registrant, UDS, Patrick West, Daniel Reeves and The Estate of John R. West (incorporated by reference to Exhibit
                  10.24 to the Registrant's Annual Report on Form 10-k for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28, 2002)

         3.1 Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

         3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A (Commission File No. 333-79929), filed with the Commission on July 22, 1999)

         4.1 Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

         4.2(a)   Rights Agreement between Company and Reliance Trust
                  Company as Rights Agent, dated as of December 31, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

         (b) First Amendment to the Rights Agreement dated as of November 30, 2000 between the Company, Reliance Trust Company and SunTrust Bank, dated as of November 30, 2000

         10.1+ 2000 Stock Option and Incentive Award Plan and amendment thereto (incorporated by reference to Exhibit 4.3 and 4.4 to the Registrant's Form S-8 (Commission File No. 333-54970) filed with the Commission on February 5, 2001)

         10.2 (a) Sublease Agreement, dated May 26, 1999, by and between HSN Realty LLC and Universal Distribution Services, Inc. (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

         (b)* Lease, dated March 23, 2000 by and between Dermody Industrial Group and Universal Distribution Services, Inc.

         10.3 (a) Master Lease Agreement and Addendums, dated March 20, 2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

         (b) First Amendment to Master Lease Agreement dated June 8, 2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

         (c) Second Amendment to Master Lease Agreement dated September 28, 2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

         (d)* Third Amendment to Master Lease Agreement dated October 9, 2002, by and between Computer Sales International, Inc. and the Registrant

         10.4(a) Amended and Restated Loan and Security Agreement between the Registrant and SouthTrust Bank, N.A., dated January 25, 1999 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-23741), filed with the Commission on March 26, 1999)

         (b) First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A., dated April 29, 1999 (incorporated by reference to
                  Exhibit 10.14(b) to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-79929), filed with the Commission on June 3, 1999)

         (c) Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective August 14, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on November 13, 2000)

         (d) Letter of Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A. effective September 10, 2001 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741) filed with the Commission on November 13, 2001)

         (e) Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective May 31, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 000-23740) filed with the Commission on August 13, 2002)

         (f) Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective November 13, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

         (g)* Letter Modification to Amended and Restated Loan and Security Agreement, dated February 18, 2003, as amended, effective January 1, 2003

         10.5+ 2002 Senior Executive Incentive Compensation Plan (incorporated by reverence to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

         10.6(a)+ Amended and Restated Employment Agreement dated August 21,
                  2000, by and between David L. Gamsey and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10Q/A (Commission File No. 0-23741), filed with the Commission on August 21, 2000)

         (b)+ Amendment to Amended and Restated Employment Agreement dated February 14, 2001, by and between David L. Gamsey and the Registrant (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

         10.7+ Employment Agreement dated August 31, 2000, by and between Scott D. Dorfman and the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on November 13, 2000)

         10.8+ Employment Agreement dated August 30, 2000, by and between David L. Ellin and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on November 13, 2000)

         10.9+ Employment Agreement dated August 31, 2000, by and between Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on November 13, 2000)

         10.10 Operating Agreement dated December 28, 2000, by and among the Registrant, Return.com Online, LLC, and Mail Boxes Etc., USA, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the

                  Commission on March 30, 2001)

         10.11 Agreement to Discharge Debt, dated April 17, 2001, between Return.com Online LLC and Mail Boxes Etc., USA, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on May 14, 2001)

         10.12 Agreement to Terminate Services and Marketing Agreement, dated April 17, 2001, between Return.com Online LLC, Mail Boxes Etc., USA, Inc. and the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-23741), filed with the Commission on May 14, 2001)

         10.13(a) Lease, dated July 23, 2001, by and between The Lincoln
                  National Life Insurance Company and iFulfillment, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-k for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28, 2002)

         (b)* Lease, dated August 5, 2002, by and between The Lincoln National Life Insurance Company and the Registrant

         10.14+ Employment Agreement dated December 31, 2001, by and between Robert J. Toner, Jr. and the Registrant (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-k for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28,
                  2002)

         10.15+ Employment Agreement dated December 8, 2000, by and between Patrick J. West and the Registrant (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-k for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28, 2002)

         10.16 (a) Lease, dated April 23, 2002, by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

         (b)* First Amendment to Lease Agreement dated October 15, 2002 by and between ProLogis Development Services Incorporated and the Registrant

         10.17* Lease, dated September 17, 2002, by and between The Prudential Insurance Company of America and the Registrant

         13.1* Portions of the Registrant's Annual Report to Shareholders for 2002 incorporated into this Form 10-K

         21.1*    List of Subsidiaries

         23.1*    Consent of Deloitte & Touche LLP

         23.2*    Notice Regarding Consent of Arthur Andersen LLP

         24.1*    Power of Attorney (included on signature page)

         99.1* Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

         99.2* Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

*        Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.



(B)      REPORTS ON FORM 8-K


No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 2002 fiscal year.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

PURSUANT TO SECURITIES AND EXCHANGE COMMISSION RULE 2-02 OF REGULATION S-X, THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, WHICH HAS CEASED OPERATIONS, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP REPORTED ON SUCH FINANCIAL STATEMENTS PRIOR TO THE RECLASSIFICATIONS AND REVISIONS DISCUSSED IN NOTE 2 AND NOTE 16 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2002

                                     INNOTRAC CORPORATION
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at                      Charged to                         Balance at
                                             Beginning       Charged to        Other                             End of
Description                                  of Period        Expenses       Accounts          Deductions        Period
-------------------------------------        ---------       -----------     ----------        ----------       ----------
(in 000's)

Provision for uncollectible accounts
     Year ended December 31,
              2002 ..................        $  3,263        $ (1,329)        $     --         $   (975)        $    959
              2001 ..................        $  3,416        $  3,813         $     50         $ (4,016)        $  3,263
              2000 ..................        $  1,177        $  3,325         $  1,254         $ (2,340)        $  3,416

Provisions for returns and allowances
     Year ended December 31,
              2002 ..................        $    193        $     52         $     --         $   (235)        $     10
              2001 ..................        $    725        $    211         $    843         $ (1,586)        $    193
              2000 ..................        $    297        $  5,697         $ 12,428         $(17,697)        $    725

Provisions for restructuring charge
       Year ended December 31,
              2002 ..................        $  1,831        $   (807)        $     --         $   (747)        $    277
              2001 ..................        $  2,831        $     --         $   (100)        $   (900)        $  1,831
              2000 ..................        $     --        $  4,618         $     --         $ (1,787)        $  2,831

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                               INNOTRAC CORPORATION

                                       /s/ Scott D. Dorfman
                                  ----------------------------------------------
                                  Scott D. Dorfman
                                  Chairman of the Board, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

                                      /s/ David L. Gamsey
                                  ----------------------------------------------
                                  David L. Gamsey
                                  Senior Vice President, Chief Financial
                                  Officer, Treasurer and Secretary (Principal
                                  Financial and Accounting Officer)

CERTIFICATIONS

I, Scott D. Dorfman, certify that:

1.       I have reviewed this annual report on Form 10-K of Innotrac
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                 /s/ Scott D. Dorfman
                                      --------------------------
                                      Scott D. Dorfman
                                      President, Chief Executive Officer and
                                      Chairman of the Board (Principal
                                      Executive Officer)

CERTIFICATIONS

I, David L. Gamsey, certify that:

1.       I have reviewed this annual report on Form 10-K of Innotrac
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                 /s/ David L. Gamsey
                                      -------------------
                                      David L. Gamsey
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Secretary
                                      (Principal Financial and Accounting
                                      Officer)