Form 10-Q
period 2003-03-31
INNOTRAC CORP
filed 2003-05-14
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

            For the transition period from            to
                                           ---------     --------

                        Commission file number 000-23740
                                               -----------

                              INNOTRAC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                          58-1592285
-------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         6655 Sugarloaf Parkway Duluth, Georgia                   30097
        ------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code:     (678) 584-4000
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         X           No
                                        ------------------      ----------------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes          No    X .
                                      -------      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at May 12, 2003
                                           ---------------------------
Common Stock at $.10 par value                    11,487,580 Shares

                              INNOTRAC CORPORATION

                                      INDEX


Part I.  Financial Information                                                                              Page
                                                                                                            ----

       Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 March 31, 2003 (Unaudited) and December 31, 2002                                              3

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2003 and 2002 (Unaudited)                                        4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2003 and 2002 (Unaudited)                                        5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                              6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          11

       Item 3. Quantitative and Qualitative Disclosure About Market Risks                                     19

       Item 4. Controls and Procedures                                                                        19

Part II.  Other Information

       Item 6. Exhibits and Reports on Form 8-K                                                               20

Signatures                                                                                                    21

Certifications                                                                                                22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS                                        MARCH 31, 2003   DECEMBER 31, 2002
                                                                                   --------------   -----------------
                                                                                    (UNAUDITED)

Current assets:
   Cash and cash equivalents ...............................................          $    347           $    961
   Accounts receivable (net of allowance for doubtful accounts of $807 at
      March 31, 2003 and $1,169 at December 31, 2002) ......................            16,238             14,203
   Inventories, net ........................................................            20,869             24,098
   Deferred income taxes ...................................................               486                552
   Prepaid expenses and other ..............................................             2,523              2,357
                                                                                      --------           --------
       Total current assets ................................................            40,463             42,171
                                                                                      --------           --------

Property and equipment:
   Rental equipment ........................................................             1,250              1,372
   Computer software and equipment .........................................            26,690             26,315
   Furniture, fixtures and leasehold improvements ..........................             4,607              4,585
                                                                                      --------           --------
                                                                                        32,547             32,272
   Less accumulated depreciation and amortization ..........................           (14,633)           (13,357)
                                                                                      --------           --------
                                                                                        17,914             18,915
                                                                                      --------           --------

Goodwill ...................................................................            24,988             24,988
Deferred income taxes ......................................................             8,519              7,940
Other assets, net ..........................................................             1,258              1,485
                                                                                      --------           --------

       Total assets ........................................................          $ 93,142           $ 95,499
                                                                                      ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................          $  7,557           $ 13,517
   Line of credit ..........................................................            20,060                 --
   Accrued expenses and other ..............................................             5,106              6,626
                                                                                      --------           --------
       Total current liabilities ...........................................            32,723             20,143
                                                                                      --------           --------

Noncurrent liabilities:
   Line of credit ..........................................................                --             14,372
   Other noncurrent liabilities ............................................             1,128              1,125
                                                                                      --------           --------
       Total noncurrent liabilities ........................................             1,128             15,497
                                                                                      --------           --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock: 10,000,000 shares authorized, $0.10 par value,
     no shares issued or outstanding .......................................                --                 --
   Common stock: 50,000,000 shares authorized, $0.10 par value,
     11,674,595 shares issued, 11,432,780 (2003) and 11,417,780 (2002)
     shares outstanding ....................................................             1,167              1,167
   Additional paid-in capital ..............................................            62,897             62,614
   Retained deficit ........................................................            (4,111)            (3,219)
   Treasury stock: 241,815 (2003) and 256,815 (2002) shares held ...........              (662)              (703)
                                                                                      --------           --------
       Total shareholders' equity ..........................................            59,291             59,859
                                                                                      --------           --------

       Total liabilities and shareholders' equity ..........................          $ 93,142           $ 95,499
                                                                                      ========           ========


         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2003               2002
                                                                        --------           --------
Revenues, net ....................................................      $ 18,334           $ 21,048
Cost of revenues .................................................         8,659             11,707
Special credits ..................................................            --               (293)
                                                                        --------           --------
      Gross profit ...............................................         9,675              9,634
                                                                        --------           --------

Operating expenses:
  Selling, general and administrative expenses ...................         9,371              7,794
  Special credits ................................................            --               (962)
  Depreciation and amortization ..................................         1,469              1,218
                                                                        --------           --------
      Total operating expenses ...................................        10,840              8,050
                                                                        --------           --------
        Operating income (loss) ..................................        (1,165)             1,584
                                                                        --------           --------

Other (income) expense:
  Interest expense ...............................................           246                 83
  Other income ...................................................            (6)               (87)
                                                                        --------           --------
      Total other (income) expense ...............................           240                 (4)
                                                                        --------           --------

Income (loss) before income taxes ................................        (1,405)             1,588
Income tax (provision) benefit ...................................           513               (622)
                                                                        --------           --------

        Net income (loss) ........................................      $   (892)          $    966
                                                                        ========           ========

Earnings per share:

  Basic ..........................................................      $  (0.08)          $   0.08
                                                                        ========           ========

  Diluted ........................................................      $  (0.08)          $   0.08
                                                                        ========           ========


Weighted average shares outstanding:

  Basic ..........................................................        11,422             11,516
                                                                        ========           ========

  Diluted ........................................................        11,422             11,790
                                                                        ========           ========


         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                                2003               2002
                                                                                              -------           --------
Cash flows from operating activities:
    Net income (loss) ..............................................................          $  (892)          $    966
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
         Depreciation and amortization .............................................            1,469              1,218
         Impairment and loss on fixed assets .......................................               --                501
         Deferred income taxes .....................................................             (513)             1,324
         Amortization of deferred compensation .....................................               18                 18
    Changes in operating assets and liabilities:
         Increase in accounts receivable ...........................................           (2,035)            (8,017)
         Decrease in inventories ...................................................            3,229              6,418
         Increase in prepaid expenses and other assets .............................              (10)              (920)
         (Decrease) increase in accounts payable ...................................           (5,961)             4,990
         Decrease in accrued expenses and other ....................................           (1,221)            (1,989)
                                                                                              -------           --------
              Net cash provided by (used in) operating activities ..................           (5,916)             4,509
                                                                                              -------           --------

Cash flows from investing activities:
    Capital expenditures ...........................................................             (397)            (2,821)
    Earn-out payment ...............................................................               --            (13,727)
    Sale of marketable securities ..................................................               --                436
                                                                                              -------           --------
              Net cash used in investing activities ................................             (397)           (16,112)
                                                                                              -------           --------

Cash flows from financing activities:
    Borrowings under line of credit ................................................            5,688              2,334
    Repayment of capital lease and other obligations ...............................              (36)               (71)
    Issuance of treasury stock .....................................................               47                 --
                                                                                              -------           --------
               Net cash provided by financing activities ...........................            5,699              2,263
                                                                                              -------           --------

Net decrease in cash and cash equivalents ..........................................             (614)            (9,340)
Cash and cash equivalents, beginning of period .....................................              961              9,413
                                                                                              -------           --------
Cash and cash equivalents, end of period ...........................................          $   347           $     73
                                                                                              =======           ========

Supplemental cash flow disclosures:

    Cash paid for interest .........................................................          $   234           $     85
                                                                                              =======           ========

    Cash refunds received for income taxes .........................................          $  (533)          $    (18)
                                                                                              =======           ========

Noncash transactions:
    Stock issued for business acquired .............................................          $    --           $  1,550
                                                                                              =======           ========


         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, except as discussed below. Certain of the Company's more significant accounting policies are as follows:

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

         Goodwill and Other Acquired Intangibles. Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company accounts for goodwill and other acquired intangibles in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company tests goodwill annually for impairment as of January 1 or sooner if circumstances indicate.

         Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the second quarter of 2002 and again in the first quarter of 2003 in accordance with SFAS No. 142, no impairment was determined to exist at those times. Innotrac's goodwill carrying amount as of March 31, 2003 is $25.0 million.

         Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends APB Opinion No. 51, "Consolidated Financial Statements."

         Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts (in 000's, except per share data):

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                        2003               2002
                                                     ---------           --------
      Net income (loss)                              $    (892)          $    966

      Pro forma net income (loss)                    $  (1,113)          $    680


      Diluted net income (loss) per share            $   (0.08)         $    0.08

      Pro forma net income (loss) per share          $   (0.10)         $    0.06


         Under the fair value based method, compensation cost, net of tax is $221,000 and $286,000 for the three months ended March 31, 2003 and 2002, respectively.

         Deferred Tax Asset. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized (see Note 6).

         Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Innotrac's fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Innotrac's call center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in Emerging Issue Task Force ("EITF") Issue No. 99-19, revenues have been recorded net of the cost of the equipment for all fee-for-service clients.

         During 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which was adopted by the Company as of January 1, 2002. EITF No. 01-14 states that reimbursements received from customers for out-of-pocket expenses incurred on their behalf should be characterized as revenue in the Company's statement of operations. Prior to the adoption of this EITF, the Company netted reimbursements from customers, primarily for freight and postage fees, against the related expenses within revenues.

2.       SPECIAL CHARGES AND SPECIAL CREDITS

         At March 31, 2003 and December 31, 2002, the Company had approximately $207,000 and $277,000, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at March 31, 2003 relate to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three months ended March 31, 2003 were approximately $70,000. The Company recognized a credit of approximately $1.3 million during the three months ended March 31, 2002, related to gains realized on sales of inventory items and cash collected for accounts receivable, both of which were written off as special charges in previous periods. These amounts were recorded as a reduction of the special credit line item in the condensed consolidated statements of operations. We expect that the remaining accrual, which is associated with one specific client, will be fully utilized by the end of 2003.

3.       FINANCING OBLIGATIONS

         The Company has a revolving credit agreement with a bank for borrowings up to $40 million that matures in June 2005. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At March 31, 2003 and December 31, 2002, the Company had approximately $20.1 million and $14.4 million, respectively, outstanding in borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

         The Company entered into a Second Amended and Restated Loan and Security Agreement (the "Agreement") with its lenders on April 3, 2003. The Agreement requires the Company to maintain a lockbox arrangement with the lenders and contains provisions limiting borrowings under the Agreement to a margin or borrowing base, as defined, which totaled $24.8 million at March 31, 2003 and $31.5 million at December 31, 2002. At March 31, 2003 and December 31, 2002 the Company had $4.8 million and $17.1 million, respectively, available under the revolving credit agreement. The Agreement relaxed certain of the prior financial covenants. The financial covenants now require the Company to maintain tangible net worth, as defined in the Agreement, which includes deferred taxes, of at least $32.5 million at March 31, 2003, a debt to tangible net worth ratio of not more than 1.5 to 1 at March 31, 2003 and a fixed charge coverage ratio of 1.75 to 1 by December 31, 2003. The quarterly tangible net worth requirement escalates to $33.0 million at June 30, 2003 and September 30, 2003, $34.0 million at December 31, 2003 and escalates by $250,000 for each fiscal quarter thereafter. At March 31, 2003, the Company was in compliance with all covenants under the Agreement.

         Due to the provisions of the Agreement, which 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants, the outstanding borrowings under the Agreement have been classified as a current liability at March 31, 2003.

         Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On February 13, 2003, the Company fixed $10.0 million of its $20.1 million of borrowings at a 90-day LIBOR rate of 2.84%. During the three months ended March 31, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $229,000 and $34,000, respectively, resulting in a weighted average interest rate of 3.94% and 3.05%, respectively. The Company also incurred unused revolving credit facility fees of approximately $10,000 and $22,000 during the three months ended March 31, 2003 and 2002, respectively.

         As of March 31, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $420,000 issued in connection with routine business requirements.

4.       EARNINGS PER SHARE

         The following table shows the shares (in 000's) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:

                                                               Three Months Ended
                                                                     March 31,
                                                             ----------------------
                                                              2003            2002
                                                             ------          ------
        Diluted earnings per share:
          Weighted average shares outstanding                11,422          11,516
          Employee and director stock options                    --             274
                                                             ------          ------
          Weighted average shares assuming dilution          11,422          11,790
                                                             ======          ======

         Options and warrants outstanding to purchase shares of the Company's common stock aggregating 2.3 million and 1.1 million were not included in the computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively, because their effect was anti-dilutive.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 on January 1, 2003; the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN 45 requires footnote disclosure of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003; the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

6.       INCOME TAXES

         Innotrac's net deferred tax asset as of March 31, 2003 is approximately $9.0 million. This net deferred tax asset was generated by net operating loss carryforwards created primarily by two events, the special charge of $34.3 million recorded in 2000 and the net loss generated in 2002. Innotrac has a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Although the Company has generated financial reporting and tax losses in 2000 and 2002, the Company was profitable in 2001. Further, 2000 and 2002 were the only years with losses since Innotrac began its operations in 1984. Management believes that its net operating loss carryforwards will be utilized before their expiration through future earnings. This assessment is based on management's expectations of increased revenues, lower selling, general and administrative expenses, reduced capital expenditures and no impairment losses related to goodwill in the future.

         Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. There can be no assurance that Innotrac will meet its expectations for future taxable income in the carryforward period. However, management considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to fully realize the net deferred tax asset recorded at March 31, 2003. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

ITEM 2  -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company's reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications industry; risks associated with changing technology and supporting existing technology; risks associated with competition and other factors discussed in more detail under the heading "Certain Factors Affecting Forward-Looking Statements" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

         Innotrac Corporation ("Innotrac" or the "Company"), founded in 1984 and headquartered in Atlanta, Georgia, provides order processing, order fulfillment and call center services to large corporations that outsource these functions. In order to perform call center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management's focus from its principal or core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of their clients and to reduce their overall operating costs. Innotrac enables their clients to manage their sales channels efficiently by utilizing their core competencies, which include:

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

                  -        inbound call center services

                  -        technical support and order status

                  -        returns and refunds processing

                  -        call centers integrated into fulfillment platform

                  -        cross-sell/up-sell services

                  -        collaborative chat

                  -        intuitive e-mail response

         The Company fulfills products that include Digital Subscriber Line and Cable Modems ("Modems") and consumer phones and wireless pager equipment ("Telecommunications products") for clients such as BellSouth

         Corporation ("BellSouth"), Qwest Communications International, Inc. ("Qwest") and Comcast Corporation ("Comcast") and their customers. During the quarters ended March 31, 2003 and 2002, approximately 21.7% and 27.4% of revenues, respectively, were generated from Telecommunications products and 20.3% and 20.6% of revenues, respectively, were from Modems.

         The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing companies such as Nordstrom, Inc., Ann Taylor Stores Corporation, Smith & Hawken, Ltd., The Coca-Cola Company, Tactica International, Inc., Porsche Cars North America, Inc., Wilsons Leather and Martha Stewart Living Omnimedia, Inc. During the quarters ended March 31, 2003 and 2002, 26.3% and 13.7% of revenues, respectively, were from retail and catalog clients and 17.1% and 34.4% of revenues, respectively, were from direct marketing clients.

         The Company also provides these services for business-to-business ("B2B") clients including Books are Fun (a division of Readers' Digest) and The Walt Disney Company. During the quarters ended March 31, 2003 and 2002, 14.6% and 3.9% of revenues, respectively, were from B2B clients.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2003 and 2002. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                                                               Three Months
                                                             Ended March 31,

                                                          2003              2002
                                                         ------            ------
Revenues                                                  100.0%            100.0%
Cost of revenues                                           47.2              55.6
Special credits                                              --              (1.4)
                                                         ------            ------
   Gross margin                                            52.8              45.8
Selling, general and administrative expenses               51.1              37.1
Special credits                                              --              (4.6)
Depreciation and amortization                               8.0               5.8
                                                         ------            ------
   Operating (loss) income                                 (6.3)              7.5
Other expense, net                                          1.3                --
                                                         ------            ------
   (Loss) income before income taxes                       (7.6)              7.5
Income tax benefit (provision)                              2.8              (2.9)
                                                         ------            ------
   Net (loss) income                                       (4.8)%             4.6%
                                                         ======            ======


SPECIAL CHARGES AND SPECIAL CREDITS

At March 31, 2003 and December 31, 2002, the Company had approximately $207,000 and $277,000, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at March 31, 2003 relate to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three months ended March 31, 2003 were approximately $70,000. The Company recognized a credit approximately $1.3 million during the three months ended March 31, 2002, related to gains realized on sales of inventory items and cash collected for accounts receivable, both of which were written off as special charges in previous periods. These amounts were recorded as a reduction of the special credit line item in the condensed consolidated statements of operations. We expect that the remaining accrual, which is associated with one specific client, will be fully utilized by the end of 2003.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues. Net revenues decreased 12.9% to $18.3 million for the three months ended March 31, 2003 from $21.0 million for the three months ended March 31, 2002. The decrease in revenues is primarily due to a decrease in volumes from our direct marketing clients along with a substantial decline in associated pass-through freight revenues and expenses. This decline in revenues was offset by the commencement of the Smith & Hawken, Ann Taylor and Books Are Fun contracts in the third quarter of 2002.

Cost of Revenues. Cost of revenues decreased 26.0% to $8.7 million for the three months ended March 31, 2003 compared to $11.7 million for the three months ended March 31, 2002. Cost of revenues decreased primarily due to the reduction in pass-through freight costs associated with the decline in volumes from our direct marketing clients. This decline in cost of revenues was offset by additional fulfillment labor costs incurred to support the new clients mentioned above, which commenced operations during the third quarter of 2002.

Special Credits. The Company recognized approximately $293,000 related to gains realized on sales of inventory items previously written off as part of the 2000 special charge during the three months ended March 31, 2002.

Gross Margin. For the three months ended March 31, 2003, the Company's gross margin increased by $41,000 to $9.7 million, or 52.8% of revenues, compared to $9.6 million, or 45.8% of revenues, for the three months ended March 31, 2002. This increase was due primarily to the decrease in reimbursable freight costs during the three months ended March 31, 2003.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2003 increased to $9.4 million, or 51.1% of revenues, compared to $7.8 million, or 37.1% of revenues, for the same period in 2002. The increase in expenses primarily relates to expenses associated with the addition of two new fulfillment facilities located near Chicago and Cincinnati which were opened during the second half of 2002.

Special Credits. During the three months ended March 31, 2002, the Company collected cash of $962,000 on accounts receivable which were previously fully reserved for as part of the 2000 special charge. The special charge reserve was reversed as a credit to income within the special credit line item on the statement of operations in an amount equal to the cash received.

Income Taxes. The Company's effective tax rate for the three months ended March 31, 2003 and 2002 was 36.5% and 39.2%, respectively. The decrease in the absolute rate was principally due to the greater impact of certain items not deductible for tax purposes in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $347,000 at March 31, 2003 as compared to $961,000 at December 31, 2002. Additionally, the Company had borrowings under its revolving credit facility (discussed below) of $20.1 million outstanding at March 31, 2003 as compared to $14.4 million at December 31, 2002. The primary use of cash was to reduce accounts payable during the first quarter of 2003.

The Company has a revolving credit agreement with a bank for borrowings up to $40 million that matures in June 2005. The Company and its subsidiaries have pledged all of its assets and provided guarantees to the lender as collateral under this revolving credit agreement. At March 31, 2003 and December 31, 2002, the Company had approximately $20.1 million and $14.4 million, respectively, outstanding in borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

The Company entered into a Second Amended and Restated Loan and Security Agreement (the "Agreement") with its lender on April 3, 2003. The Agreement requires the Company to maintain a lockbox arrangement with the lenders and contains provisions limiting borrowings under the Agreement to a margin or borrowing base, as defined, which totaled $24.8 million at March 31, 2003 and $31.5 million at December 31, 2002 and relaxed certain of the prior financial covenants. The financial covenants now require the Company to maintain tangible net worth, as defined in the Agreement, of at least $32.5 million at March 31, 2003, a debt to tangible net worth ratio of not more than 1.5 to 1 at March 31, 2003 and a fixed charge coverage ratio of 1.75 to 1 by December 31, 2003. The quarterly tangible net worth requirement escalates to $33.0 million at June 30, 2003 and September 30, 2003, $34.0 million at December 31, 2003 and escalates by $250,000 for each fiscal quarter thereafter. At March 31, 2003, the Company was in compliance with all covenants under the Agreement.

Due to the provisions of the Agreement, which 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants, the outstanding borrowings under the Agreement have been classified as a current liability at March 31, 2003.

Interest on borrowings is payable monthly at rates equal to the prime rate or, at the Company's option, LIBOR plus up to 225 basis points. On February 13, 2003, the Company fixed $10.0 million of its $20.1 million of borrowings at a 90-day LIBOR rate of 2.84%. During the three months ended March 31, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $229,000 and $34,000, respectively, resulting in a weighted average interest rate of 3.94% and 3.05%, respectively. At March 31, 2003, the Company had $4.8 million available under the revolving credit agreement.

During the three months ended March 31, 2003, the Company used approximately $5.9 million in cash flows from operating activities compared to generating $4.5 million in cash flows from operating activities in the same period in 2002. The decrease in cash flows from operating activities was primarily the result of a decrease of $1.9 million in net income, a decrease in accounts payable, accrued expenses and inventory offset by an increase in accounts receivable.

During the three months ended March 31, 2003, net cash used in investing activities was $397,000 as compared to $16.1 million in 2002. This difference was due to a $13.7 million earn-out payment made in February 2002 resulting from prior acquisitions and $2.8 million in capital expenditures in 2002, primarily for capitalized technology costs, compared with $397,000 in 2003.

During the three months ended March 31, 2003, net cash provided by financing activities was $5.7 million compared to $2.3 million in the same period in 2002. The $3.4 million increase was primarily due to additional borrowings under the credit facility which were primarily used to reduce accounts payable.

The Company's primary long-term contractual commitments consist of capital and operating leases. See the discussion of "Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 7 to the consolidated financial statements therein. The Company has no long-term purchase commitments.

The Company estimates that its cash and financing needs through 2003 will be met by cash flows from operations and its credit facility. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 of this Form 10-Q and in Note 2 included in the Company's Annual Report on 10-K for the year ended December 31, 2002. Those that we believe that are most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below:

Goodwill and Other Acquired Intangibles - Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Goodwill and other acquired intangibles related to business combinations prior to July 1, 2001 were being amortized over 5-20 years on a straight-line basis, which represented management's estimation of the related benefit to be derived from the acquired business. However, goodwill and other acquired intangibles from business combinations occurring after June 30, 2001 are accounted for under the transition provisions for business combinations of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which includes the iFulfillment acquisition. The Company adopted SFAS No. 142 effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2003 in accordance with SFAS No. 142, no impairment was determined to exist at that time.

Innotrac's goodwill carrying amount as of March 31, 2003 was $25.0 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including the earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company contracted with an independent third party valuation firm to perform a valuation in the first quarter of 2003. The third party valuation supported that the fair value of the reporting unit at January 1, 2003 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment currently exists. Management has reviewed and concurs with the major assumptions used in the third party's valuation at January 1, 2003. The Company will perform this impairment test annually as of January 1 or sooner if circumstances indicate. There can be no assurance however that future valuations will continue to support this determination, or that goodwill will not be found to be impaired in the future.

Deferred Tax Asset - Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's net deferred tax asset as of March 31, 2003 is approximately $9.0 million. This net deferred tax asset was generated by net operating loss carryforwards created primarily by two events, the special charge of $34.3 million recorded in 2000 and the net loss generated in 2002. Innotrac has a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Although the Company has generated financial reporting and tax losses in 2000 and 2002, the Company was profitable in 2001. Further, 2000 and 2002 were the only years with losses since Innotrac began its operations in 1984. Management believes that its net operating loss carryforwards will be utilized before their expiration principally through future earnings. This assessment is based on management's expectations of increased revenues, lower selling, general and administrative expenses, reduced capital expenditures and no impairment losses related to goodwill in the future.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. There can be no assurance that Innotrac will meet its expectations for future taxable income in the carryforward period. However, management considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to fully realize the net deferred tax asset recorded at March 31, 2003. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 on January 1, 2003; the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123," which is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to continue to account for stock-based employee compensation under APB No. 25. The additional disclosure requirements of SFAS No. 148 are included in Note 1 of the financial statements within this 10-Q.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN 45 requires footnote disclosure of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003; the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Management believes the Company's exposure to market risks is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company's exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company's lease obligations are fixed in nature as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other filings on file with the Securities and Exchange Commission.

ITEM 4 - CONTROLS AND PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Second Amended and Restated Loan and Security Agreement between Innotrac Corporation and SouthTrust Bank.

                  10.2 First Amendment to Lease Agreement dated April 4, 2003 by and between The Prudential Insurance Company of America and Innotrac Corporation

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

         (b)      Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INNOTRAC CORPORATION
                               --------------------
                               (Registrant)



Date: May 14, 2003         /s/ Scott D. Dorfman
                           --------------------
                               Scott D. Dorfman
                               President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)


Date: May 14, 2003         /s/ David L. Gamsey
                           --------------------
                               David L. Gamsey
                               Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 14, 2003          /S/ Scott D. Dorfman
                             --------------------------
                             Scott D. Dorfman
                             President, Chief Executive Officer and Chairman
                             of the Board (Principal Executive Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 14, 2003              /S/ David L. Gamsey
                                 ----------------------------------
                                 David L. Gamsey
                                 Senior Vice President, Chief Financial Officer
                                 and Secretary (Principal Financial Officer)