Form 10-Q
period 2003-06-30
INNOTRAC CORP
filed 2003-08-14
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the transition period from               to

                       Commission file number 000-23740

                              INNOTRAC CORPORATION
-------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)   Yes [ ]   No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at August 8, 2003
                                                  -----------------------------

Common Stock at $.10 par value                           11,564,730 Shares

                              INNOTRAC CORPORATION

                                     INDEX


                                                                                                           Page
                                                                                                           ----

Part I.  Financial Information
   Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and
           December 31, 2002                                                                                 3

           Condensed Consolidated Statements of Operations for the Three Months
           Ended June 30, 2003 and 2002 (Unaudited)                                                          4

           Condensed Consolidated Statements of Operations for the Six Months
           Ended June 30, 2003 and 2002 (Unaudited)                                                          5

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2003 and 2002 (Unaudited)                                                          6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                                  7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            13

   Item 3. Quantitative and Qualitative Disclosure About Market Risks                                       22

   Item 4. Controls and Procedures                                                                          22

Part II.  Other Information

   Item 4. Submission of Matters to a Vote of Security Holders                                              23

   Item 5. Other Information                                                                                23

   Item 6. Exhibits and Reports on Form 8-K                                                                 23

Signatures                                                                                                  25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                              INNOTRAC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            JUNE 30, 2003    DECEMBER 31, 2002
                                                                                            -------------    -----------------
                                                                                            (UNAUDITED)

                                        ASSETS
Current assets:
     Cash and cash equivalents .....................................................          $    615           $    961
     Accounts receivable (net of allowance for doubtful accounts of $1,052 at
         June 30, 2003 and $1,169 at December 31, 2002) ............................            16,678             14,203
     Inventory .....................................................................            17,056             24,098
     Deferred income taxes .........................................................               640                552
     Prepaid expenses and other ....................................................             1,621              2,357
                                                                                              --------           --------
               Total current assets ................................................            36,610             42,171
                                                                                              --------           --------

Property and equipment:
     Rental equipment ..............................................................             1,125              1,372
     Computer software and equipment ...............................................            26,900             26,315
     Furniture, fixtures and leasehold improvements ................................             4,655              4,585
                                                                                              --------           --------
                                                                                                32,680             32,272
     Less accumulated depreciation and amortization ................................           (15,894)           (13,357)
                                                                                              --------           --------
                                                                                                16,786             18,915
                                                                                              --------           --------

Goodwill ...........................................................................            25,164             24,988
Deferred income taxes ..............................................................             8,598              7,940
Other assets, net ..................................................................             1,253              1,485
                                                                                              --------           --------

               Total assets ........................................................          $ 88,411           $ 95,499
                                                                                              ========           ========

                         LIABILITIES AND  SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................          $  4,805           $ 13,517
     Accrued expenses and other ....................................................             4,208              6,626
     Line of credit ................................................................            19,007                 --
                                                                                              --------           --------
               Total current liabilities ...........................................            28,020             20,143
                                                                                              --------           --------

Noncurrent liabilities:
     Line of credit ................................................................                --             14,372
     Other noncurrent liabilities ..................................................             1,049              1,125
                                                                                              --------           --------
               Total noncurrent liabilities ........................................             1,049             15,497
                                                                                              --------           --------

Commitments and contingencies (see Note 7)

Shareholders' equity:
     Preferred stock:  10,000,000 shares authorized, $0.10 par value,
             no shares issued or outstanding .......................................                --                 --
         Common stock:  50,000,000 shares authorized, $0.10 par value,
             11,674,595 shares issued, 11,533,830 (2003) and 11,417,780 (2002)
             shares outstanding ....................................................             1,167              1,167
     Additional paid-in capital ....................................................            63,063             62,614
     Accumulated deficit ...........................................................            (4,504)            (3,219)
     Treasury stock:  140,765 (2003) and 256,815 (2002) shares held ................              (384)              (703)
                                                                                              --------           --------
               Total shareholders' equity ..........................................            59,342             59,859
                                                                                              --------           --------

               Total liabilities and shareholders' equity ..........................          $ 88,411           $ 95,499
                                                                                              ========           ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                  2003               2002
                                                                --------           --------

Revenues, net ........................................          $ 17,631           $ 19,351
Cost of revenues .....................................             8,488             10,308
                                                                --------           --------
                 Gross margin ........................             9,143              9,043
                                                                --------           --------

Operating expenses:
     Selling, general and administrative expenses ....             8,183              7,543
     Special credits .................................               (30)              (359)
     Depreciation and amortization ...................             1,462              1,271
                                                                --------           --------
           Total operating expenses ..................             9,615              8,455
                                                                --------           --------
                 Operating (loss) income .............              (472)               588
                                                                --------           --------

Other (income) expense:
      Interest expense ...............................               155                 50
      Other income ...................................                --                 (2)
                                                                --------           --------
            Total other expense ......................               155                 48
                                                                --------           --------

(Loss) income before income taxes ....................              (627)               540
Income tax benefit (provision) .......................               234               (227)
                                                                --------           --------

                 Net (loss) income ...................          $   (393)          $    313
                                                                ========           ========


(Loss) earnings per share:

       Basic .........................................          $  (0.03)          $   0.03
                                                                ========           ========

       Diluted .......................................          $  (0.03)          $   0.03
                                                                ========           ========


Weighted average shares outstanding:

       Basic .........................................            11,487             11,623
                                                                ========           ========

       Diluted .......................................            11,487             12,017
                                                                ========           ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                  2003               2002
                                                                --------           --------

Revenues, net ........................................          $ 35,965           $ 40,399
Cost of revenues .....................................            17,158             22,015
Special credits ......................................                --               (293)
                                                                --------           --------
                 Gross margin ........................            18,807             18,677
                                                                --------           --------

Operating expenses:
     Selling, general and administrative expenses ....            17,543             15,338
     Special credits .................................               (30)            (1,321)
     Depreciation and amortization ...................             2,931              2,489
                                                                --------           --------
           Total operating expenses ..................            20,444             16,506
                                                                --------           --------
                 Operating (loss) income .............            (1,637)             2,171
                                                                --------           --------

Other (income) expense:
      Interest expense ...............................               402                132
      Other income ...................................                (7)               (89)
                                                                --------           --------
            Total other expense ......................               395                 43
                                                                --------           --------

(Loss) income before income taxes ....................            (2,032)             2,128
Income tax benefit (provision) .......................               747               (849)
                                                                --------           --------

                 Net (loss) income ...................          $ (1,285)          $  1,279
                                                                ========           ========


(Loss) earnings per share:

       Basic .........................................          $  (0.11)          $   0.11
                                                                ========           ========

       Diluted .......................................          $  (0.11)          $   0.11
                                                                ========           ========


Weighted average shares outstanding:

       Basic .........................................            11,455             11,570
                                                                ========           ========

       Diluted .......................................            11,455             11,902
                                                                ========           ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                               ---------------------------
                                                                                                 2003               2002
                                                                                               --------           --------

Cash flows from operating activities:
     Net (loss) income ..............................................................          $ (1,285)          $  1,279
     Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
         Depreciation and amortization ..............................................             2,931              2,489
         Impairment and loss on fixed assets ........................................                --                501
         Deferred income taxes ......................................................              (746)            (2,177)
         Amortization of deferred compensation ......................................                36                 36
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable .................................            (2,475)             2,144
         Decrease in inventory ......................................................             7,042              9,120
         Decrease in prepaid expenses and other assets ..............................               853              2,180
         (Decrease) increase in accounts payable ....................................            (8,712)             2,749
         (Decrease) in accrued expenses and other ...................................            (2,163)            (3,879)
                                                                                               --------           --------
              Net cash (used in) provided by operating activities ...................            (4,519)            14,442
                                                                                               --------           --------

Cash flows from investing activities:
     Capital expenditures ...........................................................              (655)            (8,039)
     Earn-out payment ...............................................................                --            (13,727)
     Payment for business acquired ..................................................              (176)                --
     Sale of marketable securities ..................................................                --                435
                                                                                               --------           --------
              Net cash used in investing activities .................................              (831)           (21,331)
                                                                                               --------           --------

Cash flows from financing activities:
     Borrowings under line of credit ................................................             4,635                 --
     Repayment of capital lease and other obligations ...............................               (72)              (145)
     Loan fees paid .................................................................               (31)               (50)
     Exercise of employee stock options .............................................               472                 --
                                                                                               --------           --------
               Net cash provided by (used in) financing activities ..................             5,004               (195)
                                                                                               --------           --------

Net decrease in cash and cash equivalents ...........................................              (346)            (7,084)
Cash and cash equivalents, beginning of period ......................................               961              9,413
                                                                                               --------           --------
Cash and cash equivalents, end of period ............................................          $    615           $  2,329
                                                                                               ========           ========

Supplemental cash flow disclosures:

     Cash paid for interest .........................................................          $    425           $    154
                                                                                               ========           ========

     Cash refunds received for income taxes .........................................          $ (1,486)          $    (18)
                                                                                               ========           ========

Noncash transactions:
     Stock issued for business acquired .............................................          $     --           $  1,550
                                                                                               ========           ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 AND 2002
                                  (UNAUDITED)


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

         Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the second quarter of 2002 and again in the first quarter of 2003 in accordance with SFAS No. 142, no impairment was determined to exist at those times. Innotrac's goodwill carrying amount as of June 30, 2003 is $25.2 million.

         Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed unaudited consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, the Company's net (loss) income and net (loss) income per share would have been the following pro forma amounts (in 000's, except per share data):

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                               ----------------------          ------------------------
                                                2003            2002             2003             2002
                                               ------           -----          -------           ------

Net (loss) income                              $ (393)          $ 313          $(1,285)          $1,279

Pro forma net (loss) income                    $ (601)          $  52          $(1,705)          $  738


Diluted net (loss) income per share            $(0.03)          $0.03          $ (0.11)          $ 0.11

Pro forma net (loss) income per share          $(0.05)          $0.00          $ (0.15)          $ 0.06


         Under the fair value based method, compensation cost, net of tax is $208,000 and $261,000 for the three months ended June 30, 2003 and 2002, respectively and $420,000 and $541,000 for the six months ended June 30, 2003 and 2002, respectively.

         During the three and six months ended June 30, 2003, options representing 101,050 and 116,050 shares were exercised, respectively. The option shares were issued out of treasury stock.

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

2.       SPECIAL CHARGES AND SPECIAL CREDITS

         At June 30, 2003 and December 31, 2002, the Company had approximately $152,000 and $277,000, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at June 30, 2003 relate to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three and six months ended June 30, 2003 were approximately $56,000 and $125,000, respectively. The Company recognized a credit of approximately $359,000 and $1.6 million during the three and six months ended June 30, 2002, related to gains realized on sales of inventory items and cash collected for accounts receivable, both of which were written off as special charges in previous periods. These amounts were recorded as a reduction of the special credit line item in the accompanying condensed unaudited consolidated statements of operations. We expect that the remaining accrual, which is associated with one specific client, will be fully utilized by the end of 2003.

         During the three and six months ended June 30, 2003, the Company recognized a credit of approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. This amount was recorded as a reduction of the special credit line item in the accompanying condensed unaudited consolidated statements of operations.

3.       FINANCING OBLIGATIONS

         The Company has a revolving credit agreement (the "Agreement") with a bank for borrowings up to $40 million that matures in June 2005. The Company and its subsidiary have granted a security interest in their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. At June 30, 2003 and December 31, 2002, the Company had approximately $19.0 million and $14.4 million, respectively, outstanding in borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

         The Company entered into an amended and restated Agreement with its lenders on April 3, 2003. As amended, the Agreement requires the Company to maintain a lockbox arrangement with the lenders and contains provisions limiting borrowings under the Agreement to a specified percentage of eligible accounts receivable and inventory, which totaled $25.4 million at June 30, 2003 and $31.5 million at December 31, 2002. At June 30, 2003 and December 31, 2002, the Company had $6.4 million and $17.1 million, respectively, available under the Agreement. The financial covenants require the Company to maintain tangible net worth, as defined in the Agreement, which includes deferred taxes, of at least $33.0 million at June 30, 2003, a debt to tangible net worth ratio of not more than 1.5 to 1 at June 30, 2003 and a fixed charge coverage ratio of 1.75 to 1 by December 31, 2003. The quarterly tangible net worth requirement escalates to $34.0 million at December 31, 2003 and escalates by $250,000 for each fiscal quarter thereafter. At June 30, 2003, the Company was in compliance with all covenants under the Agreement.

         Due to the provisions of the Agreement, which 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants, the outstanding borrowings under the Agreement have been classified as a current liability at June 30, 2003.

         Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On May 13, 2003, the Company fixed $10.0 million of its $19.0 million of borrowings at a 90-day LIBOR rate of 2.80%. During the three months ended June 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $172,000 and $15,000, respectively, resulting in a weighted average interest rate of 3.46% and 3.18%, respectively. During the six months ended June 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $401,000 and $49,000, respectively, resulting in a weighted average interest rate of 3.72% and 3.09%, respectively. The Company also incurred unused revolving credit facility fees of approximately $13,000 and $24,000 during the three months ended June 30, 2003 and 2002, respectively, and $24,000 and $67,000 during the six months ended June 30, 2003 and 2002, respectively.

         Interest expense disclosed in the accompanying condensed unaudited consolidated statements of operations includes capital lease interest of approximately $6,000 and $13,000 for the three and six months ended June 30, 2003, respectively, and is net of interest income of approximately $36,000 for both the three and six months ended June 30, 2003.

         As of June 30, 2003, the Company had outstanding letters of credit totaling approximately $420,000 issued in connection with routine business requirements.

4.       EARNINGS PER SHARE

         The following table shows the shares (in 000's) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                      ----------------------          ----------------------
                                                       2003            2002            2003            2002
                                                      ------          ------          ------          ------

Diluted earnings per share:
   Weighted average shares outstanding                11,487          11,623          11,455          11,570
   Employee and director stock options                    --             394              --             332
                                                      ------          ------          ------          ------
   Weighted average shares assuming dilution          11,487          12,017          11,455          11,902
                                                      ======          ======          ======          ======


         Options and warrants outstanding to purchase 2.2 million shares of the Company's common stock for both the three and six months ended June 30, 2003 and 1.1 million for both the three and six months ended June 30, 2002 were not included in the computation of diluted EPS because their effect was anti-dilutive.

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

6.       INCOME TAXES

         Innotrac's net deferred tax asset as of June 30, 2003 is approximately $9.2 million. This net deferred tax asset was generated by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and the first half of 2003. Innotrac has a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Although the Company has generated financial reporting and tax losses in 2000, 2002 and the first half of 2003, the Company was profitable in 2001 and prior to 2000. Management believes that its net operating loss carryforwards will be utilized through future earnings before their expiration. This assessment is based on management's expectations of increased revenues, lower selling, general and administrative expenses, reduced capital expenditures and no impairment losses related to goodwill in the future.

         Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. There can be no assurance that Innotrac will meet its expectations for future taxable income in the carryforward period. However, management considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to fully realize the net deferred tax asset recorded at June 30, 2003. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

7.       COMMITMENTS AND CONTINGENCIES

         Shareholder Rights Plan. In December of 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for 15% or more of the Company's Common Stock. Such ownership level has been increased to 25% for a particular shareholder that owned approximately 20.57% of the shares outstanding on August 13, 2003. In the event the Rights become exercisable, each Right will entitle the holder to receive that number of shares of Common Stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 1, 2008, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right.

         Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

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

                  -        inbound call center services

                  -        technical support and order status

                  -        returns and refunds processing

                  -        call centers integrated into fulfillment platform

                  -        cross-sell/up-sell services

                  -        collaborative chat

                  -        intuitive e-mail response

         The Company fulfills products that include Digital Subscriber Line and Cable Modems ("Modems") and consumer phones and wireless pager equipment ("Telecommunications products") for clients such as BellSouth Corporation ("BellSouth"), Qwest Communications International, Inc. ("Qwest") and Comcast Corporation ("Comcast") and their customers. During the quarters ended June 30, 2003 and 2002, approximately 24.9% and 26.5% of revenues, respectively, were generated from Telecommunications product clients and 19.5% and 23.2% of revenues, respectively, were from Modems clients. During the six months ended June 30, 2003 and 2002, approximately 23.3% and 27.0% of revenues, respectively, were generated from Telecommunications product clients and 19.9% and 21.8% of revenues, respectively, were from Modems clients.

         The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing companies such as Nordstrom, Inc., Ann Taylor Stores Corporation, Smith & Hawken, Ltd., The Coca-Cola Company, Tactica International, Inc., Porsche Cars North America, Inc., Wilsons Leather and Martha Stewart Living Omnimedia, Inc. During the quarters ended June 30, 2003 and 2002, 27.6% and 14.7% of revenues, respectively, were from retail and catalog clients and 16.2% and 26.7% of revenues, respectively, were from direct marketing clients. During the six months ended June 30, 2003 and 2002, 26.9% and 14.2% of revenues, respectively, were from retail and catalog clients and 16.8% and 30.7% of revenues, respectively, were from direct marketing clients.

         The Company also provides these services for business-to-business ("B2B") clients including Books are Fun (a division of Readers' Digest) and The Walt Disney Company. During the quarters ended June 30, 2003 and 2002, 11.7% and 4.3% of revenues, respectively, were from B2B clients. During the six months ended June 30, 2003 and 2002, 13.1% and 4.1% of revenues, respectively, were from B2B clients.

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2003 and 2002. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed unaudited consolidated financial statements.


                                                                Three Months                     Six Months
                                                                Ended June 30,                  Ended June 30,
                                                          ----------------------            ----------------------
                                                           2003             2002            2003             2002
                                                          -----            -----            -----            -----

Revenues .......................................          100.0%           100.0%           100.0%           100.0%
Cost of revenues ...............................           48.1             53.3             47.7             54.5
Special credits ................................             --               --               --             (0.7)
                                                          -----            -----            -----            -----

   Gross margin ................................           51.9             46.7             52.3             46.2
Selling, general and administrative expenses ...           46.4             39.0             48.8             37.9
Special credits ................................           (0.1)            (1.9)            (0.1)            (3.3)
Depreciation and amortization ..................            8.3              6.6              8.1              6.2
                                                          -----            -----            -----            -----
   Operating (loss) income .....................           (2.7)             3.0             (4.5)             5.4
Other expense, net .............................            0.8              0.2              1.1              0.1
                                                          -----            -----            -----            -----
   (Loss) income before income taxes ...........           (3.5)             2.8             (5.6)             5.3
Income tax benefit (provision) .................            1.3             (1.2)             2.0             (2.1)
                                                          -----            -----            -----            -----
   Net (loss) income ...........................           (2.2)%            1.6%            (3.6)%            3.2%
                                                          =====            =====            =====            =====


SPECIAL CHARGES AND SPECIAL CREDITS

At June 30, 2003 and December 31, 2002, the Company had approximately $152,000 and $277,000, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at June 30, 2003 relate to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three and six months ended June 30, 2003 were approximately $56,000 and $125,000, respectively. The Company recognized a credit of approximately $359,000 and $1.6 million during the three and six months ended June 30, 2002, related to gains realized on sales of inventory items and cash collected for accounts receivable, both of which were written off as special charges in previous periods. These amounts were recorded as a reduction of the special credit line item in the accompanying condensed unaudited consolidated statements of operations. We expect that the remaining accrual, which is associated with one specific client, will be fully utilized by the end of 2003.

During the three and six months ended June 30, 2003, the Company recognized a credit of approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. This amount was recorded as a reduction of the special credit line item in the accompanying condensed unaudited consolidated statements of operations.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues. Net revenues decreased 8.9% to $17.6 million for the three months ended June 30, 2003 from $19.4 million for the three months ended June 30, 2002. The decrease in revenues is primarily due to a decrease in volumes from our direct marketing clients along with a substantial decline in associated pass-through freight revenues. This decline in revenues was offset by the commencement of the Smith & Hawken, Ann Taylor and Books Are Fun contracts in the third quarter of 2002.

Cost of Revenues. Cost of revenues decreased 17.7% to $8.5 million for the three months ended June 30, 2003 compared to $10.3 million for the three months ended June 30, 2002. Cost of revenues decreased primarily due to the reduction in pass-through freight costs associated with the decline in volumes from our direct marketing clients. This decline in cost of revenues was offset by additional fulfillment labor costs incurred to support the new clients mentioned above, which commenced operations during the third quarter of 2002.

Gross Margin. For the three months ended June 30, 2003, the Company's gross margin increased by $100,000 to $9.1 million, or 51.9% of revenues, compared to $9.0 million, or 46.7% of revenues, for the three months ended June 30, 2002. This increase was due primarily to the decrease in reimbursable freight costs, which have a low margin, during the three months ended June 30, 2003 and the reduction of low margin revenue related to one customer, Warranty Corporation of America ("WACA").

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2003 increased to $8.2 million, or 46.4% of revenues, compared to $7.5 million, or 39.0% of revenues, for the same period in 2002. The increase in expenses primarily relates to expenses associated with the addition of two new fulfillment facilities located near Chicago and Cincinnati which were opened during the second half of 2002.

Special Credits. During the three months ended June 30, 2003, the Company recognized approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. During the three months ended June 30, 2002, the Company collected cash of $359,000 on accounts receivable which were previously fully reserved for as part of the 2000 special charge. The special charge reserve was reversed as a credit to income within the special credit line item on the accompanying condensed unaudited consolidated statements of operations in an amount equal to the cash received.

Income Taxes. The Company's effective tax rate for the three months ended June 30, 2003 and 2002 was 37.3% and 42.0%, respectively. The decrease in the absolute rate was principally due to the greater impact of certain items not deductible for tax purposes in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues. Net revenues decreased 11.0% to $36.0 million for the six months ended June 30, 2003 from $40.4 million for the six months ended June 30, 2002. The decrease in revenues is primarily due to a decrease in volumes from our direct marketing clients along with a substantial decline in associated pass-through freight revenues. This decline in revenues was offset by the commencement of the Smith & Hawken, Ann Taylor and Books Are Fun contracts in the third quarter of 2002.

Cost of Revenues. Cost of revenues decreased 22.1% to $17.2 million for the six months ended June 30, 2003 compared to $22.0 million for the six months ended June 30, 2002. Cost of revenues decreased primarily due to the reduction in pass-through freight costs associated with the decline in volumes from our direct marketing clients. This decline in cost of revenues was offset by additional fulfillment labor costs incurred to support the new clients mentioned above, which commenced operations during the third quarter of 2002.

Special Credits. The Company recognized approximately $293,000 related to gains realized on sales of inventory items previously written off as part of the 2000 special charge during the six months ended June 30, 2002.

Gross Margin. For the six months ended June 30, 2003, the Company's gross margin increased by $130,000 to $18.8 million, or 52.3% of revenues, compared to $18.7 million, or 46.2% of revenues, for the six months ended June 30, 2002. This increase was due primarily to the decrease in reimbursable freight costs, which have a low margin, during the six months ended June 30, 2003 and the reduction of low margin revenue related to one customer, Warranty Corporation of America ("WACA").

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2003 increased to $17.5 million, or 48.8% of revenues, compared to $15.3 million, or 37.9% of revenues, for the same period in 2002. The increase in expenses primarily relates to expenses associated with the addition of two new fulfillment facilities located near Chicago and Cincinnati which were opened during the second half of 2002.

Special Credits. During the six months ended June 30, 2003, the Company recognized approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. During the six months ended June 30, 2002, the Company collected cash of $1.3 million on accounts receivable which were previously fully reserved for as part of the 2000 special charge. The special charge reserve was reversed as a credit to income within the special credit line item on the accompanying condensed unaudited consolidated statements of operations in an amount equal to the cash received.

Income Taxes. The Company's effective tax rate for the six months ended June 30, 2003 and 2002 was 36.8% and 39.9%, respectively. The decrease in the absolute rate was principally due to the greater impact of certain items not deductible for tax purposes in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $615,000 at June 30, 2003 as compared to $961,000 at December 31, 2002. Additionally, the Company had borrowings under its revolving credit facility (discussed below) of $19.0 million outstanding at June 30, 2003 as compared to $14.4 million at December 31, 2002. The primary use of cash was to reduce accounts payable during the first half of 2003.

The Company has a revolving credit agreement (the "Agreement") with a bank for borrowings up to $40 million that matures in June 2005. The Company and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. At June 30, 2003 and December 31, 2002, the Company had approximately $19.0 million and $14.4 million, respectively, outstanding in borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

The Company amended and restated the Agreement with its lender on April 3, 2003. As amended, the Agreement requires the Company to maintain a lockbox arrangement with the lenders and contains provisions limiting borrowings under the Agreement to a specified percentage of eligible accounts receivable and inventory, which totaled $25.4 million at June 30, 2003 and $31.5 million at December 31, 2002. At June 30, 2003 and December 31, 2002, the Company had $6.4 million and $17.1 million, respectively, available under the Agreement. The financial covenants require the Company to maintain tangible net worth, as defined in the Agreement, which includes deferred taxes, of at least $33.0 million at June 30, 2003, a debt to tangible net worth ratio of not more than
1.5 to 1 at June 30, 2003 and a fixed charge coverage ratio of 1.75 to 1 by December 31, 2003. The quarterly tangible net worth requirement escalates to $34.0 million at December 31, 2003 and escalates by $250,000 for each fiscal quarter thereafter. At June 30, 2003, the Company was in compliance with all covenants under the Agreement.

Due to the provisions of the Agreement, which 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants, the outstanding borrowings under the Agreement have been classified as a current liability at June 30, 2003.

Interest on borrowings is payable monthly at rates equal to the prime rate or, at the Company's option, LIBOR plus up to 225 basis points. On May 13, 2003, the Company fixed $10.0 million of its $19.0 million of borrowings at a 90-day LIBOR rate of 2.80%. During the three months ended June 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $172,000 and $15,000, respectively, resulting in a weighted average interest rate of 3.46% and 3.18%, respectively. During the six months ended June 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $401,000 and $49,000, respectively, resulting in a weighted average interest rate of 3.72% and 3.09%, respectively.

Interest expense disclosed in the accompanying condensed unaudited consolidated statements of operations includes capital lease interest of approximately $6,000 and $13,000 for the three and six months ended June 30, 2003, respectively, and is net of interest income of approximately $36,000 for both the three and six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company used approximately $4.5 million in cash flows from operating activities compared to generating $14.4 million in cash flows from operating activities in the same period in 2002. The decrease in cash flows from operating activities was the result of a decrease of $2.6 million in net income, along with an increase in accounts receivable offset by a decrease in accounts payable, accrued expenses and inventory.

During the six months ended June 30, 2003, net cash used in investing activities was $831,000 as compared to $21.3 million in 2002. This difference was due to a $13.7 million earn-out payment made in February 2002 resulting from a prior acquisition and $8.0 million in capital expenditures in 2002, primarily for capitalized technology costs, compared with $655,000 in 2003.

During the six months ended June 30, 2003, net cash provided by financing activities was $5.0 million compared to net cash used in financing activities of $195,000 in the same period in 2002. The $5.2 million increase was primarily due to additional borrowings under the credit facility which were mainly used to reduce accounts payable.

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

Goodwill and Other Acquired Intangibles - Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Goodwill and other acquired intangibles related to business combinations prior to July 1, 2001 were being amortized over 5-20 years on a straight-line basis, which represented management's estimation of the related benefit to be derived from the acquired business. However, goodwill and other acquired intangibles from business combinations occurring after June 30, 2001, including the Company's acquisition of iFulfillment, Inc. in July 2001, are accounted for under the transition provisions for business combinations of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 142 effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2003 in accordance with SFAS No. 142, no impairment was determined to exist at that time.

Innotrac's goodwill carrying amount as of June 30, 2003 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including the earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company contracted with an independent third party valuation firm to perform a valuation in the first quarter of 2003. The third party valuation supported the determination that the fair value of the reporting unit at January 1, 2003 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment existed. Management has reviewed and concurs with the major assumptions used in the third party's valuation at January 1, 2003. The Company will perform this impairment test annually as of January 1 or sooner if circumstances indicate. There can be no assurance however that future valuations will continue to support this determination, or that goodwill will not be found to be impaired in the future.

Deferred Tax Asset - Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's net deferred tax asset as of June 30, 2003 was approximately $9.2 million. This net deferred tax asset was generated by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and the first half of 2003. Innotrac has a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Although the Company has generated financial reporting and tax losses in 2000, 2002 and the first half of 2003, the Company was profitable in 2001 and prior to 2000. Management believes that its net operating loss carryforwards will be utilized principally through future earnings before their expiration. This assessment is based on management's expectations of increased revenues, lower selling, general and administrative expenses, reduced capital expenditures and no impairment losses related to goodwill in the future.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. There can be no assurance that Innotrac will meet its expectations for future taxable income in the carryforward period. However, management considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to fully realize the net deferred tax asset recorded at June 30, 2003. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. If it is determined that the deferred tax asset is not realizable, the Company would then be required to review recorded goodwill and other intangibles for impairment in accordance with the provisions of SFAS No. 142.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123," which is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company intends to continue to account for stock-based employee compensation under APB No. 25. The additional disclosure requirements of SFAS No. 148 are included in Note 1 of the Notes to Condensed Consolidated Financial Statements within this 10-Q.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) as of the end of the fiscal quarter covered in this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Monday, May 19, 2003, the Company held its annual meeting of shareholders in Duluth, Georgia. As of the record date, March 31, 2003, there were 11,674,595 shares of Common Stock issued, outstanding and entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 10,889,906 shares representing 93.28% of the total shares of Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect the following three directors to three year terms expiring in 2006. The following table sets forth the number of votes cast "for" reelection and the number of votes "withheld" for each director. There were no abstentions or broker non-votes.


                                                                         NUMBER OF VOTES
                                                           ---------------------------------------
                                                              FOR                         WITHHELD
                                                           ----------                     --------

Martin J. Blank..............................              10,416,285                     473,621
David L. Gamsey..............................              10,416,230                     473,676
Joel E. Marks................................              10,416,285                     473,621

The directors whose terms continued after the meeting are Bruce V. Benator, Scott D. Dorfman, David L. Ellin and Larry C. Hanger.

ITEM 5 - OTHER INFORMATION

The Company recently discovered that a shareholder had accumulated a total of 20.57% of the outstanding shares of Common Stock, which is above the 15% level of ownership that would normally trigger the effectiveness of the Company's Shareholder Rights Plan. After investigating the circumstances surrounding such acquisition, the Board of Directors concluded that this shareholder had exceeded the 15% level inadvertently and without an intention of triggering the effectiveness of the Rights Plan. The Board of Directors amended the Rights Plan on August 13, 2003 to exclude this shareholder from the definition of an "Acquiring Person" under the Rights Plan unless and until the shareholder becomes the beneficial owner of more than 25% of the shares of Common Stock outstanding. At the same time, the Company has entered into an agreement with this shareholder pursuant to which it has agreed (i) to vote its shares in excess of 15% in proportion to the votes cast by all the other shareholders of the Company, and (ii) not to participate in a proxy contest, seek election to the Board or otherwise seek to increase control of the Company without the approval of the Board.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Employment Agreement dated April 7, 2003, by and between James McMurphy and Innotrac Corporation

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

         (b)      Reports on Form 8-K:

                  On April 29, 2003, the Company furnished to the Commission pursuant to Items 9 and 12 of Form 8-K its press release announcing the Company's financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INNOTRAC CORPORATION
                                -----------------------------------------------
                                (Registrant)


Date:  August 14, 2003          /s/ Scott D. Dorfman
                                -----------------------------------------------
                                Scott D. Dorfman
                                President, Chief Executive Officer and Chairman
                                of the Board (Principal Executive Officer)


Date:  August 14, 2003          /s/ David L. Gamsey
                                -----------------------------------------------
                                David L. Gamsey
                                Senior Vice President , Chief Financial Officer
                                and Secretary (Principal Financial and
                                Accounting Officer)