Form 10-Q/A
period 2003-06-30
INNOTRAC CORP
filed 2003-08-20
CIK 1051114

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

                              INNOTRAC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Georgia                                    58-1592285
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification Number)


 6655 Sugarloaf Parkway Duluth, Georgia                       30097
 -------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code:     (678) 584-4000
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X         No
                                      ------        ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes           No   X   .
                                     ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at August 20, 2003
                                                  ------------------------------
Common Stock at $.10 par value                             11,611,930 Shares

                              INNOTRAC CORPORATION

                                      INDEX

                                                                         Page
                                                                         ----
Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                          2

Signatures                                                                3

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          4.2 Amendment No. 2 dated August 14, 2003 to the Rights Agreement dated as of December 31, 1997, as amended by Amendment No. 1 dated as of November 30, 2000 between the Company and SunTrust Bank.

          10.2 Agreement dated August 14, 2003, by and between IPOF Fund, LP, an Ohio limited partnership ("IPOF"), David Dadante, an individual resident of Ohio and the general partner of IPOF and Innotrac Corporation.

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INNOTRAC CORPORATION
                                       --------------------------
                                       (Registrant)



 Date:  August 20, 2003            /s/ Scott D. Dorfman
                                       --------------------------
                                       Scott D. Dorfman
                                       President, Chief Executive Officer and
                                       Chairman of the Board (Principal
                                       Executive Officer)


 Date:  August 20, 2003            /s/ David L. Gamsey
                                       --------------------------
                                       David L. Gamsey
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)