Form 10-Q
period 2003-09-30
INNOTRAC CORP
filed 2003-11-07
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from ---- to ----

                        Commission file number 000-23740

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ( ) No (X).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at November 5, 2003
                                           -------------------------------
Common Stock at $.10 par value                    11,662,030 Shares

                              INNOTRAC CORPORATION

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
Part I.  Financial Information

       Item 1.   Financial Statements:                                                                                2

                 Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and
                 December 31, 2002                                                                                    3

                 Condensed Consolidated Statements of Operations for the Three Months
                 Ended September 30, 2003 and 2002 (Unaudited)                                                        4

                 Condensed Consolidated Statements of Operations for the Nine Months
                 Ended September 30, 2003 and 2002 (Unaudited)                                                        5

                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2003 and 2002 (Unaudited)                                                        6

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                                     7

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               12

       Item 3.   Quantitative and Qualitative Disclosure About Market Risks                                          21

       Item 4.   Controls and Procedures                                                                             21

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                                                                     22

Signatures                                                                                                           23

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                                   ------------------  -----------------
                                                                                      (UNAUDITED)
                                             ASSETS
Current assets:
     Cash and cash equivalents ...............................................          $  1,185           $    961
     Accounts receivable (net of allowance for doubtful accounts of $1,222 at
         September 30, 2003 and $1,169 at December 31, 2002) .................            14,999             14,203
     Inventory ...............................................................            15,638             24,098
     Deferred income taxes ...................................................               634                552
     Prepaid expenses and other ..............................................             2,372              2,357
                                                                                        --------           --------
               Total current assets ..........................................            34,828             42,171
                                                                                        --------           --------

Property and equipment:
     Rental equipment ........................................................             1,022              1,372
     Computer software and equipment .........................................            27,259             26,315
     Furniture, fixtures and leasehold improvements ..........................             4,658              4,585
                                                                                        --------           --------
                                                                                          32,939             32,272
     Less accumulated depreciation and amortization ..........................           (17,073)           (13,357)
                                                                                        --------           --------
                                                                                          15,866             18,915
                                                                                        --------           --------

Goodwill .....................................................................            25,169             24,988
Deferred income taxes ........................................................             8,907              7,940
Other assets, net ............................................................             1,220              1,485
                                                                                        --------           --------

               Total assets ..................................................          $ 85,990           $ 95,499
                                                                                        ========           ========

                              LIABILITIES AND  SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................          $  4,969           $ 13,517
     Accrued expenses and other ..............................................             3,309              6,626
     Line of credit ..........................................................            16,991                  -
                                                                                        --------           --------
               Total current liabilities .....................................            25,269             20,143
                                                                                        --------           --------

Noncurrent liabilities:
     Line of credit ..........................................................                 -             14,372
     Other noncurrent liabilities ............................................             1,075              1,125
                                                                                        --------           --------
               Total noncurrent liabilities ..................................             1,075             15,497
                                                                                        --------           --------

Commitments and contingencies (see Note 6)

Shareholders' equity:
     Preferred stock:  10,000,000 shares authorized, $0.10 par value,
             no shares issued or outstanding .................................                 -                  -
     Common stock:  50,000,000 shares authorized, $0.10 par value,
             11,674,595 shares issued, 11,635,530 (2003) and 11,417,780 (2002)
             shares outstanding ..............................................             1,167              1,167
     Additional paid-in capital ..............................................            63,338             62,614
     Accumulated deficit .....................................................            (4,753)            (3,219)
     Treasury stock:  39,065 (2003) and 256,815 (2002) shares held ...........              (106)              (703)
                                                                                        --------           --------
               Total shareholders' equity ....................................            59,646             59,859
                                                                                        --------           --------

               Total liabilities and shareholders' equity ....................          $ 85,990           $ 95,499
                                                                                        ========           ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                            2003                    2002
                                                                                          --------                --------
Revenues, net ..................................................................          $ 18,545                $ 20,064
Cost of revenues ...............................................................             8,548                  11,629
                                                                                          --------                --------
                 Gross margin ..................................................             9,997                   8,435
                                                                                          --------                --------

Operating expenses:
     Selling, general and administrative expenses ..............................             8,819                  12,422
     Special charges, net ......................................................                 -                   3,123
     Depreciation and amortization .............................................             1,358                   1,352
                                                                                          --------                --------
           Total operating expenses ............................................            10,177                  16,897
                                                                                          --------                --------
                 Operating loss ................................................              (180)                 (8,462)
                                                                                          --------                --------

Other (income) expense:
     Interest expense ..........................................................               180                      99
     Other expense (income) ....................................................                 1                     (33)
                                                                                          --------                --------
           Total other expense .................................................               181                      66
                                                                                          --------                --------

Loss before income taxes .......................................................              (361)                 (8,528)
Income tax benefit .............................................................               112                   3,220
                                                                                          --------                --------

                 Net loss ......................................................          $   (249)               $ (5,308)
                                                                                          ========                ========

Loss per share:

     Basic .....................................................................          $  (0.02)               $  (0.46)
                                                                                          ========                ========

     Diluted ...................................................................          $  (0.02)               $  (0.46)
                                                                                          ========                ========

Weighted average shares outstanding:

     Basic .....................................................................            11,584                  11,506
                                                                                          ========                ========

     Diluted ...................................................................            11,584                  11,506
                                                                                          ========                ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2003               2002
                                                                                          --------           --------
Revenues, net ..................................................................          $ 54,510           $ 60,464
Cost of revenues ...............................................................            25,706             33,644
Special credits ................................................................                 -               (293)
                                                                                          --------           --------
                 Gross margin ..................................................            28,804             27,113
                                                                                          --------           --------

Operating expenses:
     Selling, general and administrative expenses ..............................            26,362             27,760
     Special (credits) charges, net ............................................               (30)             1,802
     Depreciation and amortization .............................................             4,289              3,841
                                                                                          --------           --------
           Total operating expenses ............................................            30,621             33,403
                                                                                          --------           --------
                 Operating loss ................................................            (1,817)            (6,290)
                                                                                          --------           --------

Other (income) expense:
      Interest expense .........................................................               581                232
      Other income .............................................................                (5)              (122)
                                                                                          --------           --------
            Total other expense ................................................               576                110
                                                                                          --------           --------

Loss before income taxes .......................................................            (2,393)            (6,400)
Income tax benefit .............................................................               859              2,371
                                                                                          --------           --------

                 Net loss ......................................................          $ (1,534)          $ (4,029)
                                                                                          ========           ========

Loss per share:

       Basic ...................................................................          $  (0.13)          $  (0.35)
                                                                                          ========           ========

       Diluted .................................................................          $  (0.13)          $  (0.35)
                                                                                          ========           ========

Weighted average shares outstanding:

       Basic ...................................................................            11,498             11,548
                                                                                          ========           ========

       Diluted .................................................................            11,498             11,548
                                                                                          ========           ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2003               2002
                                                                                          --------           --------
Cash flows from operating activities:
     Net loss ..................................................................          $ (1,534)          $ (4,029)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization .........................................             4,289              3,841
         Impairment and loss on fixed assets ...................................                 1              3,563
         Deferred income taxes .................................................            (1,049)            (5,109)
         Amortization of deferred compensation .................................                54                 54
     Changes in operating assets and liabilities:
         Increase in accounts receivable .......................................              (796)            (3,016)
         Decrease in inventory .................................................             8,460              7,273
         Decrease in prepaid expenses and other assets .........................                58              1,812
         (Decrease) increase in accounts payable ...............................            (8,549)               639
         Decrease in accrued expenses and other ................................            (3,008)            (1,700)
                                                                                          --------           --------
              Net cash (used in) provided by operating activities ..............            (2,074)             3,328
                                                                                          --------           --------

Cash flows from investing activities:
     Capital expenditures ......................................................            (1,018)           (11,592)
     Earn-out payment ..........................................................                 -            (13,727)
     Payment for business acquired .............................................              (181)              (360)
     Sale of marketable securities .............................................                 -                435
                                                                                          --------           --------
              Net cash used in investing activities ............................            (1,199)           (25,244)
                                                                                          --------           --------

Cash flows from financing activities:
     Borrowings under line of credit ...........................................             2,619             13,407
     Repayment of capital lease and other obligations ..........................              (100)              (208)
     Loan fees paid ............................................................               (31)               (50)
     Purchase of treasury stock ................................................                 -               (448)
     Exercise of employee stock options ........................................             1,009                  -
                                                                                          --------           --------
              Net cash provided by financing activities ........................             3,497             12,701
                                                                                          --------           --------

Net increase (decrease) in cash and cash equivalents ...........................               224             (9,215)
Cash and cash equivalents, beginning of period .................................               961              9,413
                                                                                          --------           --------
Cash and cash equivalents, end of period .......................................          $  1,185           $    198
                                                                                          ========           ========

Supplemental cash flow disclosures:

     Cash paid for interest ....................................................          $    610           $    215
                                                                                          ========           ========

     Cash refunds received for income taxes ....................................          $ (1,565)          $    (18)
                                                                                          ========           ========

Noncash transactions:
     Stock issued for business acquired ........................................          $      -           $  1,550
                                                                                          ========           ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

         Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the second quarter of 2002 and again in the first quarter of 2003 in accordance with SFAS No. 142, no impairment was determined to exist at those times. Innotrac's goodwill carrying amount as of September 30, 2003 is $25.2 million.

         Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed unaudited consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, the Company's net loss and net loss per share would have been the following pro forma amounts (in 000's, except per share data):

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,
                                  -------------------          -------------------
                                  2003          2002           2003           2002
                                  ----          ----           ----           ----
Net loss                         $  (249)     $  (5,308)     $  (1,534)     $  (4,029)

Pro forma net loss               $  (450)     $  (5,558)     $  (2,093)     $  (4,789)

Diluted net loss per share       $ (0.02)     $   (0.46)     $   (0.13)     $   (0.35)

Pro forma net loss per share     $ (0.04)     $   (0.48)     $   (0.18)     $   (0.41)

         Under the fair value based method, compensation cost, net of tax is $201,000 and $250,000 for the three months ended September 30, 2003 and 2002, respectively and $559,000 and $760,000 for the nine months ended September 30, 2003 and 2002, respectively.

         During the three and nine months ended September 30, 2003, options representing 101,700 and 217,750 shares were exercised, respectively. The option shares were issued out of treasury stock.

         Deferred Tax Asset. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized (see Note 5).

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

2.       SPECIAL CHARGES AND SPECIAL CREDITS

         At September 30, 2003 and December 31, 2002, the Company had approximately $47,000 and $277,000, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at September 30, 2003 relate to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three and nine months ended September 30, 2003 were approximately $104,000 and $229,000, respectively. The Company recognized a credit of approximately $50,000 and $1.7 million during the three and nine months ended September 30, 2002, related to gains realized on sales of inventory items and cash collected for accounts receivable, both of which were written off as special charges in previous periods. These amounts were recorded as a

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

         reduction of the special charges line item in the accompanying condensed unaudited consolidated statements of operations. We expect that the remaining accrual, which is associated with one specific client, will be fully utilized by the end of 2003.

         During the third quarter of 2002, the Company recorded an additional $3.1 million in special charges. This special charge was primarily related to the impairment of capitalized hardware and software costs, the write-down to net realizable value of specified fixed assets and severance costs.

         During the nine months ended September 30, 2003, the Company recognized a credit of approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. This amount was recorded as a reduction of the special charges line item in the accompanying condensed unaudited consolidated statements of operations.

3.       FINANCING OBLIGATIONS

         The Company has a revolving credit agreement (the "Agreement") with a bank for borrowings up to $40 million that matures in June 2005. The Company and its subsidiary have granted a security interest in their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. At September 30, 2003 and December 31, 2002, the Company had approximately $17.0 million and $14.4 million, respectively, outstanding in borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

         The Company entered into an amended and restated Agreement with its lenders on April 3, 2003. As amended, the Agreement requires the Company to maintain a lockbox arrangement with the lenders and contains provisions limiting borrowings under the Agreement to a specified percentage of eligible accounts receivable and inventory, which totaled $21.1 million at September 30, 2003 and $31.5 million at December 31, 2002. At September 30, 2003 and December 31, 2002, the Company had $4.1 million and $17.1 million, respectively, available under the Agreement. The financial covenants require the Company to maintain tangible net worth, as defined in the Agreement, which includes deferred taxes, of at least $33.0 million at September 30, 2003, a debt to tangible net worth ratio of not more than 1.5 to 1 at September 30, 2003 and a fixed charge coverage ratio of 1.75 to 1 by December 31, 2003. The Company believes that it may not attain the fixed charge coverage ratio requirement at December 31, 2003. However, although there is no guarantee, management has discussed this item with its lender and currently believes that a waiver will be granted at year end. The quarterly tangible net worth requirement escalates to $34.0 million at December 31, 2003 and escalates by $250,000 for each fiscal quarter thereafter. At September 30, 2003, the Company was in compliance with all covenants under the Agreement.

         Due to the provisions of the Agreement, which 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants, the outstanding borrowings under the Agreement have been classified as a current liability at September 30, 2003.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

         Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On August 13, 2003, the Company fixed $10.0 million of its $17.0 million of borrowings at a 90-day LIBOR rate of 2.63%. During the three months ended September 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $161,000 and $53,000, respectively, resulting in a weighted average interest rate of 3.54% and 3.06%, respectively. During the nine months ended September 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $562,000 and $102,000, respectively, resulting in a weighted average interest rate of 3.93% and 3.08%, respectively. The Company also incurred unused revolving credit facility fees of approximately $14,000 and $21,000 during the three months ended September 30, 2003 and 2002, respectively, and $37,000 and $88,000 during the nine months ended September 30, 2003 and 2002, respectively.

         Interest expense disclosed in the accompanying condensed unaudited consolidated statements of operations includes capital lease interest of approximately $5,000 and $17,000 for the three and nine months ended September 30, 2003, respectively, and is net of interest income of approximately $0 and $36,000 for the three and nine months ended September 30, 2003.

         As of September 30, 2003, the Company had outstanding letters of credit totaling approximately $420,000 issued in connection with routine business requirements.

4.       EARNINGS PER SHARE

         The following table shows the shares (in 000's) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                   ---------------------------------------------
                                                                    2003         2002         2003         2002
                                                                   ---------------------------------------------
Diluted earnings per share:

     Weighted average shares outstanding                           11,584       11,506       11,498       11,548
     Employee and director stock options                                -            -            -            -
                                                                   ------       ------       ------       ------
     Weighted average shares assuming dilution                     11,584       11,506       11,455       11,548
                                                                   ======       ======       ======       ======

         Options and warrants outstanding to purchase 1.9 million shares of the Company's common stock for both the three and nine months ended September 30, 2003 and 2.3 million for both the three and nine months ended September 30, 2002 were not included in the computation of diluted EPS because their effect was anti-dilutive.

5.       INCOME TAXES

         Innotrac's net deferred tax asset as of September 30, 2003 is approximately $9.5 million. This net deferred tax asset was generated by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and the first nine months of 2003. Innotrac has a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Although the Company has generated financial reporting and tax losses in 2000, 2002 and the first nine

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

         months of 2003, the Company was profitable in 2001 and prior to 2000. Management believes that its net operating loss carryforwards will be utilized through future earnings before their expiration. This assessment is based on management's expectations of increased revenues, lower selling, general and administrative expenses, reduced capital expenditures and no impairment losses related to goodwill in the future.

         Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. Management considered the above factors in reaching the conclusion that it is more likely than not that future taxable income in the carryforward period will be sufficient to fully realize the net deferred tax asset recorded at September 30, 2003. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6.       COMMITMENTS AND CONTINGENCIES

         Shareholder Rights Plan. In December of 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's Common Stock. Such ownership level has been increased to 25% for a particular shareholder that owned approximately 20.57% of the shares outstanding on August 13, 2003. In the event the Rights become exercisable, each Right will entitle the holder to receive that number of shares of Common Stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 1, 2008, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right.

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

                  -  inbound call center services

                  -  technical support and order status

                  -  returns and refunds processing

                  -  call centers integrated into fulfillment platform

                  -  cross-sell/up-sell services

                  -  collaborative chat

                  -  intuitive e-mail response

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company fulfills products that include Digital Subscriber Line and Cable Modems ("Modems") and consumer phones and wireless pager equipment ("Telecommunications products") for clients such as BellSouth Corporation ("BellSouth"), Qwest Communications International, Inc. ("Qwest") and Comcast Corporation ("Comcast") and their customers. During the quarters ended September 30, 2003 and 2002, approximately 26.2% and 28.1% of revenues, respectively, were generated from Telecommunications product clients and 19.8% and 18.1% of revenues, respectively, were from Modems clients. During the nine months ended September 30, 2003 and 2002, approximately 24.3% and 27.4% of revenues, respectively, were generated from Telecommunications product clients and 19.9% and 20.6% of revenues, respectively, were from Modems clients.

         The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing companies such as Nordstrom, Inc., Ann Taylor Stores Corporation, Smith & Hawken, Ltd., The Coca-Cola Company, Tactica International, Inc., Porsche Cars North America, Inc., Wilsons Leather and Martha Stewart Living Omnimedia, Inc. During the quarters ended September 30, 2003 and 2002, 25.4% and 21.8% of revenues, respectively, were from retail and catalog clients and 17.5% and 23.5% of revenues, respectively, were from direct marketing clients. During the nine months ended September 30, 2003 and 2002, 26.4% and 16.7% of revenues, respectively, were from retail and catalog clients and 17.1% and 28.3% of revenues, respectively, were from direct marketing clients.

         The Company also provides these services for business-to-business ("B2B") clients including Books are Fun (a division of Readers' Digest) and The Walt Disney Company. During the quarters ended September 30, 2003 and 2002, 11.0% and 8.3% of revenues, respectively, were from B2B clients. During the nine months ended September 30, 2003 and 2002, 12.4% and 5.5% of revenues, respectively, were from B2B clients.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2003 and 2002. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed unaudited consolidated statements of operations.

                                                        Three Months                 Nine Months
                                                     Ended September 30,         Ended September 30,
                                                     -------------------         -------------------
                                                     2003          2002          2003          2002
                                                     ----          ----          ----          ----
Revenues ...................................         100.0%        100.0%        100.0%        100.0%
Cost of revenues ...........................          46.1          58.0          47.2          55.7
Special credits ............................             -             -             -          (0.5)
                                                     -----         -----         -----         -----
   Gross margin ............................          53.9          42.0          52.8          44.8
Selling, general and administrative expenses          47.6          61.9          48.3          45.9
Special credits ............................             -          15.6          (0.1)          3.0
Depreciation and amortization ..............           7.3           6.7           7.9           6.3
                                                     -----         -----         -----         -----
   Operating loss ..........................          (1.0)        (42.2)         (3.3)        (10.4)
Other expense, net .........................           0.9           0.3           1.1           0.2
                                                     -----         -----         -----         -----
   Loss before income taxes ................          (1.9)        (42.5)         (4.4)        (10.6)
Income tax benefit .........................           0.6          16.0           1.6           3.9
                                                     -----         -----         -----         -----
   Net loss ................................          (1.3)%       (26.5)%        (2.8)%        (6.7)%
                                                     =====         =====         =====         =====

SPECIAL CHARGES AND SPECIAL CREDITS

At September 30, 2003 and December 31, 2002, the Company had approximately $47,000 and $277,000, respectively, in accruals related to the special charges recorded during the year ended December 31, 2000. The remaining accruals at September 30, 2003 relate to exiting the front-end e-commerce and web hosting business. Cash payments relating to these accruals for the three and nine months ended September 30, 2003 were approximately $104,000 and $229,000, respectively. The Company recognized a credit of approximately $50,000 and $1.7 million during the three and nine months ended September 30, 2002, related to gains realized on sales of inventory items and cash collected for accounts receivable, both of which were written off as special charges in previous periods. These amounts were recorded as a reduction of the special charges line item in the accompanying condensed unaudited consolidated statements of operations. We expect that the remaining accrual, which is associated with one specific client, will be fully utilized by the end of 2003.

During the third quarter of 2002, the Company recorded an additional $3.1 million in special charges. This special charge was primarily related to the impairment of capitalized hardware and software costs, the write-down to net realizable value of specified fixed assets and severance costs.

During the nine months ended September 30, 2003, the Company recognized a credit of approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. This amount was recorded as a reduction of the special charges line item in the accompanying condensed unaudited consolidated statements of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Net revenues decreased 7.6% to $18.5 million for the three months ended September 30, 2003 from $20.1 million for the three months ended September 30, 2002. The decrease in revenues is primarily due to a decrease in volumes from our direct marketing clients along with a substantial decline in associated pass-through freight revenues.

Cost of Revenues. Cost of revenues decreased 26.5% to $8.5 million for the three months ended September 30, 2003 compared to $11.6 million for the three months ended September 30, 2002. Cost of revenues decreased primarily due to the reduction in fulfillment labor costs and pass-through freight costs associated with the decline in volumes from our direct marketing clients.

Gross Margin. For the three months ended September 30, 2003, the Company's gross margin increased by $1.6 million to $10.0 million, or 53.9% of revenues, compared to $8.4 million, or 42.0% of revenues, for the three months ended September 30, 2002. This increase was due primarily to the decrease in reimbursable freight costs, which have a low margin, during the three months ended September 30, 2003 and the reduction of low margin revenue related to one customer, Warranty Corporation of America.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2003 decreased to $8.8 million, or 47.6% of revenues, compared to $12.4 million, or 61.9% of revenues, for the same period in 2002. The decrease in expenses primarily relates to a reduction in information technology costs incurred during the third quarter of 2002 associated with the implementation of two new clients and contract penalty fees recorded during the third quarter of 2002 related to two clients.

Special Credits. During the three months ended September 30, 2002, the Company recorded special charges of $3.1 million primarily related to the impairment of capitalized hardware and software costs, the write-down to net realizable value of specified fixed assets and severance costs.

Income Taxes. The Company's tax benefit for the three months ended September 30, 2003 and 2002 was determined based on an effective tax rate of 31.0% and 37.8%, respectively. The decrease in the absolute rate was principally due to the greater impact of certain items not deductible for tax purposes in 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Net revenues decreased 9.8% to $54.5 million for the nine months ended September 30, 2003 from $60.5 million for the nine months ended September 30, 2002. The decrease in revenues is primarily due to a decrease in volumes from our direct marketing clients along with a substantial decline in associated pass-through freight revenues. This decline in revenues was offset by the commencement of the Smith & Hawken, Ann Taylor and Books Are Fun contracts in the third quarter of 2002.

Cost of Revenues. Cost of revenues decreased 23.6% to $25.7 million for the nine months ended September 30, 2003 compared to $33.6 million for the nine months ended September 30, 2002. Cost of revenues decreased primarily due to the reduction in fulfillment labor costs and pass-through freight costs associated with the decline in volumes from our direct marketing clients. This decline in cost of revenues was offset by additional fulfillment labor costs incurred to support the new clients mentioned above, which commenced operations during the third quarter of 2002.

Special Credits. The Company recognized approximately $293,000 related to gains realized on sales of inventory items previously written off as part of the 2000 special charge during the nine months ended September 30, 2002.

Gross Margin. For the nine months ended September 30, 2003, the Company's gross margin increased by $1.7 million to $28.8 million, or 52.8% of revenues, compared to $27.1 million, or 44.8% of revenues, for the nine months ended September 30, 2002. This increase was due primarily to the decrease in reimbursable freight costs, which have a low margin, during the nine months ended September 30, 2003 and the reduction of low margin revenue related to one customer, Warranty Corporation of America.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2003 decreased to $26.4 million, or 48.3% of revenues, compared to $27.8 million, or 45.9% of revenues, for the same period in 2002. The decrease in expenses primarily relates to a reduction in information technology costs incurred during the third quarter of 2002 associated with the implementation of two new clients and contract penalty fees recorded during the third quarter of 2002 related to two clients, offset by expenses associated with the addition of two new fulfillment facilities located near Chicago and Cincinnati which were opened during the second half of 2002.

Special Credits. During the nine months ended September 30, 2003, the Company recognized approximately $30,000 related to the favorable settlement of a severance accrual recorded as part of the third quarter 2002 special charge. During the nine months ended September 30, 2002, the Company recorded special charges of $3.1 million primarily related to the impairment of capitalized hardware and software costs. This special charge was offset by $1.3 million cash collected on accounts receivable which were previously fully reserved for as part of the 2000 special charge. The special charge reserve was reversed as a credit to income and netted with the special charge within the special charges (credits) line item on the accompanying condensed unaudited consolidated statements of operations in an amount equal to the cash received.

Income Taxes. The Company's tax benefit for the nine months ended September 30, 2003 and 2002 was determined based on an effective tax rate of 35.9% and 37.0%, respectively. The decrease in the absolute rate was principally due to the greater impact of certain items not deductible for tax purposes in 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $1.2 million at September 30, 2003 as compared to $961,000 at December 31, 2002. Additionally, the Company had borrowings under its revolving credit facility (discussed below) of $17.0 million outstanding at September 30, 2003 as compared to $14.4 million at December 31, 2002. The primary use of cash was to reduce accounts payable during the first half of 2003.

The Company has a revolving credit agreement (the "Agreement") with a bank for borrowings up to $40 million that matures in June 2005. The Company and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. At September 30, 2003 and December 31, 2002, the Company had approximately $17.0 million and $14.4 million, respectively, outstanding in borrowings under the line of credit. The revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

The Company amended and restated the Agreement with its lender on April 3, 2003. As amended, the Agreement requires the Company to maintain a lockbox arrangement with the lenders and contains provisions limiting borrowings under the Agreement to a specified percentage of eligible accounts receivable and inventory, which totaled $21.1 million at September 30, 2003 and $31.5 million at December 31, 2002. At September 30, 2003 and December 31, 2002, the Company had $4.1 million and $17.1 million, respectively, available under the Agreement. The financial covenants require the Company to maintain tangible net worth, as defined in the Agreement, which includes deferred taxes, of at least $33.0 million at September 30, 2003, a debt to tangible net worth ratio of not more than 1.5 to 1 at September 30, 2003 and a fixed charge coverage ratio of 1.75 to 1 by December 31, 2003. The Company believes that it may not attain the fixed charge coverage ratio requirement at December 31, 2003. However, although there is no guarantee, management has discussed this item with its lender and currently believes that a waiver will be granted at year end. The quarterly tangible net worth requirement escalates to $34.0 million at December 31, 2003 and escalates by $250,000 for each fiscal quarter thereafter. At September 30, 2003, the Company was in compliance with all covenants under the Agreement.

Due to the provisions of the Agreement, which 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants, the outstanding borrowings under the Agreement have been classified as a current liability at September 30, 2003.

Interest on borrowings is payable monthly at rates equal to the prime rate or, at the Company's option, LIBOR plus up to 225 basis points. On August 13, 2003, the Company fixed $10.0 million of its $17.0 million of borrowings at a 90-day LIBOR rate of 2.63%. During the three months ended September 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $161,000 and $53,000, respectively, resulting in a weighted average interest rate of 3.54% and 3.06%, respectively. During the nine months ended September 30, 2003 and 2002, the Company incurred interest expense related to the line of credit of approximately $562,000 and $102,000, respectively, resulting in a weighted average interest rate of 3.93% and 3.08%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense disclosed in the accompanying condensed unaudited consolidated statements of operations includes capital lease interest of approximately $5,000 and $17,000 for the three and nine months ended September 30, 2003, respectively, and is net of interest income of approximately $0 and $36,000 for the three and nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company used approximately $2.1 million in cash flows from operating activities compared to generating $3.3 million in cash flows from operating activities in the same period in 2002. The decrease in cash flows from operating activities was primarily the result of a decrease of $8.5 million in accounts payable along with a decrease of $3.0 million in accrued expenses offset by a decrease of $2.5 million in net loss and a decrease of $8.5 million in inventory.

During the nine months ended September 30, 2003, net cash used in investing activities was $1.2 million as compared to $25.2 million in 2002. This difference was due to a $13.7 million earn-out payment made in February 2002 resulting from a prior acquisition and $11.6 million in capital expenditures in 2002, primarily for capitalized technology costs, compared with $1.0 million in 2003.

During the nine months ended September 30, 2003, net cash provided by financing activities was $3.5 million as compared to $12.7 million in the same period in 2002. The $9.2 million decrease was primarily due to additional borrowings in 2002 under the credit facility which were mainly used for capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 of this Form 10-Q and in Note 2 included in the Company's Annual Report on 10-K for the year ended December 31, 2002. The policies we believe are most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below:

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Innotrac's goodwill carrying amount as of September 30, 2003 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including the earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company contracted with an independent third party valuation firm to perform a valuation in the first quarter of 2003. The third party valuation supported the determination that the fair value of the reporting unit at January 1, 2003 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment existed. Management has reviewed and concurs with the major assumptions used in the third party's valuation at January 1, 2003. The Company will perform this impairment test annually as of January 1 or sooner if circumstances indicate. There can be no assurance however that future valuations will continue to support this determination, or that goodwill will not be found to be impaired in the future.

Deferred Tax Asset - Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's net deferred tax asset as of September 30, 2003 was approximately $9.5 million. This net deferred tax asset was generated by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and the first nine months of 2003. Innotrac has a tax net operating loss carryforward of $27.6 million at December 31, 2002 that expires between 2018 and 2020. Although the Company has generated financial reporting and tax losses in 2000, 2002 and during the first nine months of 2003, the Company was profitable in 2001 and prior to 2000. Management believes that its net operating loss carryforwards will be utilized principally through future earnings before their expiration. This assessment is based on management's expectations of increased revenues, lower selling, general and administrative expenses, reduced capital expenditures and no impairment losses related to goodwill in the future.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. Management considered the above factors in reaching the conclusion that it is more likely than not that future taxable income in the carryforward period will be sufficient to fully realize the net deferred tax asset recorded at September 30, 2003. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. If it is determined that the deferred tax asset is not realizable, the Company would then be required to review recorded goodwill and other intangibles for impairment in accordance with the provisions of SFAS No. 142.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of the chief executive and chief financial officers, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of the end of the fiscal quarter covered in this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits:

           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

           32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

           32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

  (b)      Reports on Form 8-K:
              On July 28, 2003, the Company furnished to the Commission pursuant to Items 9 and 12 of Form 8-K its press release announcing the Company's financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INNOTRAC CORPORATION
                               ------------------------------------
                               (Registrant)

Date: November 7, 2003     /s/ Scott D. Dorfman
                           --------------------------
                               Scott D. Dorfman
                               President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 7, 2003     /s/ David L. Gamsey
                           --------------------------
                               David L. Gamsey
                               Senior Vice President , Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)