Form 10-K
period 2003-12-31
INNOTRAC CORP
filed 2004-03-30
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-23741

                              INNOTRAC CORPORATION
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                              58-1592285
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

                6655 SUGARLOAF PARKWAY, DULUTH, GEORGIA     30097
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: The Nasdaq National Market.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.10 Per Share.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes | | No |X|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant's outstanding Common Stock) of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter was $23,214,338 based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

      At February 29, 2004, there were 11,754,780 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's 2003 Annual Report to Shareholders, filed as an exhibit hereto, are incorporated by reference into Part II of this Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report"). Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Report.

                              INNOTRAC CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I ...................................................................     2
      ITEM 1.    BUSINESS ................................................     2
                 CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS ....     8
                 EXECUTIVE OFFICERS OF REGISTRANT ........................    13
      ITEM 2.    PROPERTIES ..............................................    14
      ITEM 3.    LEGAL PROCEEDINGS .......................................    15
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....    15

PART II ..................................................................    15
      ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS .....................................    15
      ITEM 6.    SELECTED FINANCIAL DATA .................................    16
      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .....................    16
      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK ....................................................    17
      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............    17
      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE .....................    17
      ITEM 9A.   CONTROLS AND PROCEDURES .................................    17

PART III .................................................................    18
      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......    18
      ITEM 11.   EXECUTIVE COMPENSATION ..................................    18
      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED SHAREHOLDER MATTERS ..............    18
      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........    19
      ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ..................    19

PART IV ..................................................................    20
      ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K ................................................    20
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO
                 SCHEDULES ...............................................   S-1
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS .........   S-2

                                     PART I

ITEM 1. BUSINESS

Innotrac Corporation ("Innotrac" or the "Company"), founded in 1984 and headquartered in Atlanta, Georgia, provides order processing, order fulfillment and call center services to large corporations that outsource these functions. In order to perform call center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management's focus from its principal or core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of our clients and to reduce their overall operating costs.

Innotrac receives most of their clients' orders either through inbound call center services, electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.

Innotrac's core competencies include:

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

            -     inbound call center services

            -     technical support and order status

            -     returns and refunds processing

            -     call centers integrated into fulfillment platform

            -     cross-sell/up-sell services

            -     collaborative chat

            -     intuitive e-mail response

The Company is a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and wireless pager equipment ("Telecommunications products") and Digital Subscriber Line and Cable Modems ("Modems") for clients such as BellSouth Corporation ("BellSouth"), Qwest Communications International, Inc. ("Qwest") and Comcast Corporation ("Comcast") and their customers.

The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing companies such as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Tactica International, Inc., Porsche Cars North America, Inc., Nordstrom.com LLC, Wilsons Leather Direct, Inc., Martha Stewart Living Omnimedia, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through a customer service representative at our Pueblo and Reno call centers or through direct electronic transmission from our clients. These orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory is held on a consignment basis, with minor exceptions, and includes items such as shoes, clothing, accessories, books and outdoor furniture.

The Company also provides these services for business-to-business ("B2B") clients including Books are Fun, Ltd. (a subsidiary of Readers' Digest), NAPA and The Walt Disney Company.

The following table sets forth the percentage of revenues generated by the Company's various business lines during 2003 and 2002:

                                  2003        2002
Telecommunications products       23.0%       26.5%
Modems                            19.4        19.3
Retail/Catalog                    27.4        20.2
Direct Marketing                  18.0        27.0
B2B                               12.2         7.0
                                 -----       -----
                                 100.0%      100.0%
                                 =====       =====

In order to reduce our industry and client concentration and to expand our national presence, in December 2000, we acquired Universal Distribution Services ("UDS"). Our UDS division provides integrated order processing, order management, fulfillment and customer relationship management services. UDS's customer base comprises traditional direct marketing companies including Thane International and Tactica International, Inc. It is located in a 275,000 square foot facility in Reno, Nevada. During 2001, we expanded UDS's business by taking advantage of our East Coast capabilities. Under the terms of Innotrac's merger agreement with UDS, the former shareholders of UDS could receive, as part of the consideration paid for their shares, annual contingent payments based on the operating income generated by our UDS division over a three-year period that commenced December 1, 2000. For the first year of the earn-out period, UDS's stockholders received approximately $13.7 million in cash and 310,000 shares of our common stock pursuant to this arrangement. No earnout amounts were earned in the second and third years.

In July 2001, to further our strategy to diversify our industry and client concentration, we acquired iFulfillment, Inc. ("iFulfillment"). Our iFulfillment subsidiary specializes in fully integrated, automated, order fulfillment services for multi-channel retailers and catalogers including such clients as Nordstrom.com LLC, Wilsons Leather Direct, Inc. and Martha Stewart Living Omnimedia, Inc. It is located in a 354,000 square foot leased facility in Bolingbrook, Illinois. Due to the addition of a sizable new client in September 2002, we leased an additional 150,204 square feet in a nearby facility, which was expanded by 54,103 square feet in April 2003. This new facility has expansion space of an additional 51,254 square feet that we have an option to lease in the future. There are no immediate plans to exercise that option.

In August 2002 we leased a 396,000 square foot fulfillment center near Cincinnati, in Hebron, Kentucky. This facility provides fulfillment for Smith & Hawken, Ltd. Capital expenditures associated with this facility were approximately $4.6 million and were funded through our bank line of credit.

With our national footprint virtually complete, we are committed to deeper penetration within our existing business lines and continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in diverse industries. We will continue to seek new clients and may open additional facilities in other geographic locations to service these needs.

FULFILLMENT SERVICES

Providing effective turnkey fulfillment solutions for our clients' products is our primary business. Our capabilities in this area are described below:

FULFILLMENT. We are committed to delivering our clients' products to their customers on a timely and accurate basis. Our personnel pick, pack, verify and ship product orders and requests for promotional, technical and educational literature, shoes, clothing, electronic equipment, accessories, books and outdoor furniture for our clients. We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated, conveyorized systems utilizing RF scanning and pick-to-light technologies. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients' customers. We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client's marketing support program. We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.

Our Atlanta operations earned ISO 9001:2000 certification in 2002 and our Hebron, Kentucky operations earned ISO 9001:2000 certification in 2003. We are dedicated to providing quality service to our clients at every step in the fulfillment process. To ensure order accuracy, shipment inspection and system driven validation are performed to prove the contents exactly match the order prior to shipment. In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order. Our 2003 order accuracy rate exceeded 99.5%.

INVENTORY MANAGEMENT. An integral part of our fulfillment services is the monitoring and control of a client's inventory. We provide automated inventory management and reporting to assure real-time stock counts of a client's products, literature and other items. Our inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to quickly assess stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct system integration. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems, which improves the efficiency of stock management and selection. We also perform cycle counts throughout the year to check system-maintained item balances against physical item balances. Our facilities have several layers of security. When necessary, we dispose of clients' products utilizing established guidelines. Disposal procedures vary depending on the product and client business rules.

PURCHASING MANAGEMENT. For certain clients, we place orders for products we fulfill with vendors chosen by those clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, arranging returns and credits as well as forecasting product quantities required for normal business programs or promotions.

PRODUCT CONSIGNMENT AND WAREHOUSING. For substantially all of our clients, we warehouse products on a consignment basis and fulfill orders on behalf of our customers for a fee. In certain cases (primarily BellSouth), we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

CUSTOMER SUPPORT SERVICES. Another of our core competencies is providing customer support services. We believe these services are critical to a comprehensive order processing and order fulfillment solution. Our customer support services are described below.

INBOUND CALL CENTER SERVICES. Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. From time to time they may sell equipment, other products and telephone company services to customers who call us. To properly handle the call, Innotrac's automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the interactive voice response ("IVR") system or an Innotrac customer service representative. If the caller is placing an order they are immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center. If the customer has a question, complaint or needs return information, the IVR system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives who are specially trained in the applicable client's business and products and answer using the client's name. Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer's question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer service representatives are also trained to handle introductory level technical support issues. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

TECHNOLOGY

Our use of technology enables us to design and deliver services for each client's fulfillment and customer support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems. Innotrac has a technical integration platform written in Java over an Oracle database, which contains a complete web interface and XML-based APIs that allows clients to transact with us electronically. We deploy the solution running on Sun Solaris and utilizing Veritas cluster server software, which provides a high availability computing environment. Veritas backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to quickly increase data capacity. Our EMC storage solutions provide rapid access to data and the ability to scale quickly depending on business demands. Network connectivity is achieved with Cisco routers and local directors.

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

We utilize two primary warehouse management systems depending on our business line and our locations. In 2002, we completed the implementation of PKMS for clients at our Pueblo, Atlanta and Chicago-Romeoville warehouses. PKMS is an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping. PKMS provides efficiencies in inventory management, outbound distribution and task management. Our Chicago-Bolingbrook and Cincinnati-Hebron facilities utilize an Optum warehouse management system, which is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers. Our Reno facility utilizes an internally developed system, described below, suitable for its direct marketing customer base. We believe that these systems allow us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

As part of our UDS acquisition in December 2000 we acquired their internally-developed, customized order management system ("OMS") that is fully integrated with a customized warehouse management solution and includes front-end customer relationship management ("CRM") capabilities. In addition to existing Reno clients, in 2002, we added Martha Stewart Living Omnimedia and Smith & Hawken to that system. As part of the migration of those two new clients onto the system we added the requisite functionality and customization. The customized nature of the system required significant resources to properly scale the system to meet our clients' needs and resulted in a considerable increase in IT costs in 2002. These costs returned to normalized levels in 2003.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2003 was supporting approximately 252 representatives. Additionally, the ACD system is integrated with software designed to enable management to staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an Aspect ACD Enterprise System switch and is currently supporting approximately 50 representatives. Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our seven fulfillment centers' order management systems where it is processed. Shortly thereafter the product is picked, packed, verified and shipped to the customer.

PERSONNEL AND TRAINING

Our success in recruiting, hiring and training large numbers of employees and obtaining large numbers of hourly employees during peak periods for fulfillment and call center operations is critical to our ability to provide high quality fulfillment and customer support services. Call center representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance. Additional training is provided to all fulfillment center employees quarterly and to our call center representatives on an as-needed basis. To maintain good employee relations and to minimize employee turnover, we offer competitive pay and hire primarily full-time employees who are eligible to receive a full range of employee benefits.

As of March 1, 2004, we had over 800 full time employees supported by part time staff on an as-needed basis. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees. Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized.

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

Innotrac focuses on developing long-term contractual relationships with large corporations. A relatively small number of our clients account for a significant portion of our revenues. If we lose one or more of our largest clients, or if revenues from our largest clients decline, then our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits.

OUR WRITTEN CONTRACTS GENERALLY DO NOT GUARANTEE SPECIFIC VOLUME LEVELS AND CAN USUALLY BE TERMINATED ON LITTLE NOTICE.

Although we have written agreements with most of our clients, our agreements generally do not assure specific volume or revenue levels. In addition, some agreements provide for termination for any reason on short notice. Our current agreement with BellSouth may be terminated by BellSouth for any reason upon 90 days notice. Furthermore, we are contractually bound to our facility leases until their term expires. If a client terminates their contract suddenly, we will still have an obligation under our leases.

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN THE TELECOMMUNICATIONS INDUSTRY, INCLUDING DSL AND CABLE MODEMS.

Approximately 42% of our revenues in 2003 and approximately 46% of our revenues in 2002 were attributable to Telecommunications products and Modems clients. Consequently, we are particularly susceptible to negative changes affecting these industries in general. The telecommunications industry has suffered a material downturn since mid-2000 which has had a significant negative impact on our business. To ameliorate this risk, we have been diversifying our client base across more industries and clients, including through selective acquisitions. We cannot guarantee, however, that the telecommunications industry will strengthen in 2004 or not deteriorate further, or that our diversification strategy will be successful.

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN THE DIRECT RESPONSE INDUSTRY.

Approximately 18% of our revenues in 2003 and approximately 27% of our revenues in 2002 were attributable primarily to clients in the direct response industry. Consequently, we are particularly susceptible to negative changes that impact this industry and our clients in particular, including potential false advertising product claims and Federal Trade Commission regulation and enforcement. The direct response industry has suffered a material downturn since the third quarter of 2001, which has had a significant negative impact on our business. This general downturn has significantly weakened the financial strength and wherewithal of companies in this sector which increases our risk pertaining to future business, growth and the collectibility of accounts receivable from our existing clients. If any of our existing direct response clients were to default on their amounts due Innotrac, this would result in a material charge against earnings. One of theses clients has a material past due balance, although a significant reserve has been established at December 31, 2003 to help mitigate this risk. Additionally, it has been announced that one of our direct response clients is for sale. The impact of a change in ownership of this client could have a material impact on our results of operations in the future.

COMPETITION MAY HURT OUR BUSINESS.

We operate in highly competitive and price sensitive markets and expect this environment to persist and intensify in the future. Because our services comprise marketing and product consultation, sales channel management, fulfillment and back-end support, including our call center operations and returns processing, we have many competitors who offer one or more of these services. Our competitors include:

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

      -     existing clients demand and receive pricing concessions;

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

IF WE ARE NOT ABLE TO KEEP PACE WITH CHANGING TECHNOLOGY, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our success depends significantly upon our ability to:

      -     integrate new clients in a timely and cost efficient manner;

      -     enhance existing services;

      -     develop applications to meet our clients' needs; and

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

      -     changes in our existing client base;

      -     pricing pressure or concessions;

      -     increased competition; and

      -     changes in customer purchasing patterns for products we fulfill.

Due to these and any other unforeseen factors, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors. If that variance occurs, our common stock price would likely decline materially.

OUR COMMON STOCK LACKS LIQUIDITY AND IS HELD BY A SMALL NUMBER OF INVESTORS.

As of December 31, 2003, Innotrac officers and directors owned approximately 55% of the outstanding common stock. Two institutional shareholders, IPOF Fund and Dimensional Fund Advisors, held 25.5% and 5.4%, respectively. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac's significant shareholders decided to liquidate its position, our common stock price would likely decline materially.

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

Our revolving line of credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable. At December 31, 2003 we were not in compliance with the fixed charge coverage ratio of 1.75 to 1.00 or the tangible net worth covenant of $34 million. However, we have received waivers relating to these covenants at December 31, 2003. The fixed charge coverage ratio covenant has been reduced to 1.30 to 1.00 in all future periods and the tangible net worth covenant has been reduced to $24 million.

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

IF THE TREND TOWARD OUTSOURCING DOES NOT CONTINUE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our business, results of operations and financial condition could be materially adversely affected if the trend of businesses outsourcing services not directly related to their principal business activities declines or reverses, or if corporations bring previously outsourced functions back in-house. Particularly during general economic downturns, businesses may bring in-house previously outsourced functions in order to avoid or delay layoffs.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION, WHICH MAY LIMIT OUR ACTIVITIES OR INCREASE OUR COSTS.

In connection with the limited amount of outbound telemarketing services that we provide, we must comply with federal and state regulations. These include the Federal Communications Commission's rules under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. When we conduct outbound telemarketing services, these rules and regulations would apply to that portion of our business.

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

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of Innotrac are as follows:

      NAME            AGE                            POSITION
      ----            ---                            --------
Scott D. Dorfman ...  46   Chairman of the Board, President and Chief Executive Officer
David L. Gamsey ....  46   Senior Vice President, Chief Financial Officer, Treasurer and Secretary
David L. Ellin .....  45   Senior Vice President--Sales
Larry C. Hanger ....  49   Senior Vice President--Client Services
Robert J. Toner ....  40   Vice President--Logistics
James R. McMurphy...  44   Vice President--Information Technology

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

Mr. Toner joined Innotrac in June, 2001 as Vice President--Logistics. He brings 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Most recently, Mr. Toner was the General Manager for Webvan Group Inc., an Internet retailer, where he held the position of General Manager for East Coast operations.

Mr. McMurphy joined Innotrac in April, 2003 as Vice President and Chief Information Officer. Prior to joining Innotrac, Mr. McMurphy was with Capital One Financial Corporation, a leading credit card issuer and consumer lender, from March 2002 to April 2003, where he served as Chief Information Officer for one of their divisions. Prior to Capital One, from December 1996 through December 2001, he was Chief Information Officer for Pleasant Company, a division of Mattel Toys and makers of American Girl Dolls. In addition, prior to Mattel Toys, he served as a consultant for Price Waterhouse LLP (now Pricewaterhouse Coopers LLP).

ITEM 2. PROPERTIES

Currently, the Company leases all of its facilities. Our headquarters and fulfillment facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet is fulfillment space. This site also includes approximately 3.5 acres that will be available for Innotrac's expansion requirements, if required. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years with two five-year renewal options. The lease provides for an option to purchase the facility at the end of the first five years of the term or at the end of the first 10 years of the term. We have not yet determined whether to exercise this purchase option.

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet is used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 370 workstations of which we utilized 252 at December 31, 2003. It currently operates from 5:00am MST to 11:00pm MST seven days per week. The remaining 42,000 square feet is used for fulfillment services. The initial term of this lease expires in September, 2004. We are currently in discussions with the landlord pertaining to this renewal. No decision has yet been made regarding exercising a renewal option.

In October 1999, we entered into a lease for an additional fulfillment facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. In August 2000, the Company entered into a lease extension and modification that expanded the facility space from approximately 52,000 square feet to 82,000 square feet. This lease expires in January, 2005.

With the acquisition of UDS, located in Reno, Nevada, in December 2000, we operate a facility that consists of over 275,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations. UDS leases this facility through two lease agreements, which were initiated in October 2002 and October 2000. These agreements have lease terms of five years and seven years, respectively. Currently, the call center is configured with approximately 150 workstations, of which 50 were being utilized at December 31, 2003. The call center operates from 5:00 am PST to 8:00 pm PST Monday through Friday and 6:00 am PST to 2:30 pm PST Saturday and Sunday.

With the acquisition of iFulfillment, we operate a 354,000 square foot facility in Bolingbrook, Illinois. The lease for this facility was initiated at the date of acquisition in July 2001 and we renewed for an additional five years, at a lower monthly rental rate, commencing January 1, 2003. This lease contains one additional five-year renewal option. This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space.

In August 2002, we entered into a lease for a new facility in Hebron, Kentucky with an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space. This facility is fully occupied by our client, Smith & Hawken.

In September 2002, we entered into a lease for a new facility in Romeoville, Illinois with an initial term of five years and two months with two five-year renewal options. The facility provides approximately 204,307 square feet of fulfillment and warehouse space, of which approximately 175,000 is currently under lease. This facility is utilized exclusively by our client, Books Are Fun.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding. We are, from time to time, a party to litigation arising in the normal course of our business. Our fulfillment and call centers employ a sizable amount of unskilled labor and generate a high turnover rate. Furthermore, due to the downturn in the economy and its adverse affects on our business, we have had to terminate employees from time to time. Our exposure to litigation as a result of employee matters has increased. Although, management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, it is possible that such litigation and the related cost could become material in the future.

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

                                                                 HIGH      LOW
                                                                -------   ------
2003
   First Quarter ............................................    $4.600   $2.150
   Second Quarter ...........................................    $6.659   $3.950
   Third Quarter ............................................    $8.340   $5.760
   Fourth Quarter ...........................................   $10.490   $7.750
   Fiscal Year Ended December 31, 2003 ......................   $10.490   $2.150
2002
   First Quarter ............................................    $7.220   $3.400
   Second Quarter ...........................................    $6.350   $4.119
   Third Quarter ............................................    $5.719   $2.200
   Fourth Quarter ...........................................    $3.140   $1.800
   Fiscal Year Ended December 31, 2002 ......................    $7.220   $1.800

The approximate number of holders of record of Common Stock as of March 18, 2004 was 72. The approximate number of beneficial holders of our Common Stock as of that date was 1,235.

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

Item 12 of Part III contains information concerning the Company's equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The information contained under the heading "Selected Financial Data" in the Company's 2003 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's contractual commitments by period. There are no additional purchase obligations or other long-term liabilities other than those reflected below. For additional information, see Note 7 to the consolidated financial statements (in 000's).

                                         Payments Due by Period
                     ------------------------------------------------------------------
                      Total    Less than 1 year   1-3 years   4-5 years   After 5 years
                     -------   ----------------   ---------   ---------   -------------
Capital leases       $   151             $   95     $    56      $   --            $ --
Operating leases      27,844              7,779      13,514       6,551              --
Line of credit (1)    11,802                 --      11,802          --              --

(1) The provisions of the revolving line of credit agreement requires that the Company maintain a lockbox arrangement with the lender and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

CRITICAL ACCOUNTING ESTIMATES OR ASSUMPTIONS

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

The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. This estimate is based on the aging of the receivables. One direct marketing client, with a substantial past due balance at December 31, 2003, entered into a payment arrangement with Innotrac in February 2004 that would eliminate its past due amounts during the first half of 2004. Payments of approximately $1 million towards this past due amount were received during February and March, 2004. In spite of these arrangements and subsequent payments, and due primarily to the financial condition, payment history and aging of the receivables of this client, the Company still determined it prudent to establish a specific reserve of $1.1 million for this account at December 31, 2003. Management will continue to access the level of reserve needed against this account quarterly.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been recognized for the full amount of the $9.9 million deferred tax asset as losses in recent years create uncertainty about the realization of the tax benefits in future years. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2003 that expires between 2020 and 2023.

With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, the Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2003 and again in the first quarter of 2004 in accordance with SFAS No. 142, no impairment was determined to exist at those times.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2003 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the headings "Report of Independent Auditors" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's 2003 Annual Report to Shareholders, filed as an exhibit hereto, is incorporated herein by reference.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive and Chief Financial Officers, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2003. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Innotrac's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of
Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

The Company has a separately designated Audit Committee that consists of Mr. Martin Blank, Mr. Joel Marks and Mr. Bruce Benator. Both Mr. Marks and Mr. Benator are financial experts. Mr. Benator is not deemed to be independent under
Item 7(d)(3)(iv). Mr. Marks is independent and will serve as the Company's Audit Committee financial expert commencing in 2004. Mr. Marks is a seasoned financial executive and previously served as the Chief Financial Officer of a Nasdaq-listed company and is a certified public accountant. Mr. Benator will no longer be a member of the Audit Committee in 2004. He will be replaced effective March 1, 2004 by Mr. Alston Gardner.

Effective March 1, 2004, the Company adopted a Code of Business Conduct and Ethics which includes rules of conduct for Senior Officers of the Company. This Code has been included herein as an exhibit, has been posted to the Company's website and has been distributed to all of our employees.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the headings "Voting Securities and Principal Shareholders" and "Equity Compensation Plans" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Company and holders of 10% or more of the Company's Common Stock have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information contained under the heading "Independent Auditors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

            1. FINANCIAL STATEMENTS

            The following financial statements and notes thereto are incorporated herein by reference in Item 8 of this Report.

            Independent Auditors' Reports

            Consolidated Balance Sheets as of December 31, 2003 and 2002

            Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

            2. FINANCIAL STATEMENT SCHEDULES

            Report of Independent Auditors' as to Schedules

            Schedule II - Valuation and Qualifying Accounts

            3. EXHIBITS

            The following exhibits are required to be filed with this Report by
            Item 601 of Regulation S-K:

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBITS
--------------                       -----------------------
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

    (b)           First Amendment to the Rights Agreement dated as of November
                  30, 2000 between the Company, Reliance Trust Company and
                  SunTrust Bank (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

    (c)           Second Amendment to the Rights Agreement dated as of August
                  14, 2003 between the Company and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 (Commission File No. 000-23741), filed with the Commission on August 20, 2003)

    (d)           Third Amendment to the Rights Agreement dated as of November
                  24, 2003 between the Company and SunTrust Bank (incorporated by reference to Exhibit 4.2(d) to Amendment No. 2 to the Registrant's Registration of Securities on Form 8-A/A
                  (Commission File No. 000-23741), filed with the Commission on
                  November 25, 2003)

10.1+ 2000 Stock Option and Incentive Award Plan and amendment thereto (incorporated by reference to Exhibit 4.3 and 4.4 to the Registrant's Form S-8 (Commission File No. 333-54970)
                  filed with the Commission on February 5, 2001)

10.2(a)           Sublease Agreement, dated May 26, 1999, by and between HSN
                  Realty LLC and Universal Distribution Services, Inc.
                  (incorporated by reference to Exhibit 10.8 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000 (Commission File No. 000-23741), filed with the
                  Commission on March 30, 2001)

    (b)           Lease, dated March 23, 2000 by and between Dermody Industrial
                  Group and Universal Distribution Services, Inc. (incorporated by reference to Exhibit 10.2(b) to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2002
                  (Commission File No. 000-23741), filed with the Commission on
                  March 31, 2003)

10.3(a)           Master Lease Agreement and Addendums, dated March 20,
                  2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 10.9(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

    (b) First Amendment to Master Lease Agreement dated June 8, 2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 10.9(b) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000 (Commission File No. 000-23741), filed with the

                  Commission on March 30, 2001)

    (c)           Second Amendment to Master Lease Agreement dated September 28,
                  2000, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 10.9(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

    (d)           Third Amendment to Master Lease Agreement dated October 9,
                  2002, by and between Computer Sales International, Inc. and the Registrant (incorporated by reference to Exhibit 10.3(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

10.4(a)           Amended and Restated Loan and Security Agreement between the
                  Registrant and SouthTrust Bank, N.A., dated January 25, 1999
                  (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1998 (Commission File No. 0-23741), filed with the Commission on March 26, 1999)

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

    (c)           Letter Modification/Waiver to Amended and Restated Loan and
                  Security Agreement, as amended, effective August 14, 2000
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 2000 (Commission File No. 0-23741), filed with the Commission on November 13, 2000)

    (d)           Letter of Amendment to Amended and Restated Loan and Security
                  Agreement by and between the Registrant and SouthTrust Bank, N.A. effective September 10, 2001 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 2001
                  (Commission File No. 0-23741) filed with the Commission on
                  November 13, 2001)

    (e)           Letter Modification/Waiver to Amended and Restated Loan and
                  Security Agreement, as amended, effective May 31, 2002
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2002 (Commission File No. 000-23740) filed with the
                  Commission on August 13, 2002)

    (f)           Letter Modification/Waiver to Amended and Restated Loan and
                  Security Agreement, as amended, effective November 13, 2002
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 2002 (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

    (g)           Letter Modification to Amended and Restated Loan and Security
                  Agreement, dated February 18, 2003, as amended, effective
                  January 1, 2003 (incorporated by reference to Exhibit 10.4(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

    (h) Second Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A., dated April
                  3, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23740), filed with the Commission on May 14, 2003)

    (i)* Letter Modification/Waiver to Second Amended and Restated Loan and Security Agreement, as amended, effective February 6, 2004

    (j)*          Letter Modification to Second Amended and Restated Loan and
                  Security Agreement, as amended, effective February 26, 2004

    (k)*          Letter Modification/Wavier to Second Amended and Restated
                  Loan and Security Agreement, as amended, effective March 26,
                  2004

   10.5+          2002 Senior Executive Incentive Compensation Plan
                  (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

10.6(a)+          Amended and Restated Employment Agreement dated August 21,
                  2000, by and between David L. Gamsey and the Registrant
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Quarterly Report on Form 10Q/A for the quarterly period ended
                  June 30, 2000 (Commission File No. 0-23741), filed with the
                  Commission on August 21, 2000)

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

   10.7+          Employment Agreement dated August 31, 2000, by and between
                  Scott D. Dorfman and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 2000
                  (Commission File No. 0-23741), filed with the Commission on
                  November 13, 2000)

   10.8+          Employment Agreement dated August 31, 2000, by and between
                  David L. Ellin and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 2000
                  (Commission File No. 0-23741), filed with the Commission on
                  November 13, 2000)

   10.9+          Employment Agreement dated August 31, 2000, by and between
                  Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 2000
                  (Commission File No. 0-23741), filed with the Commission on
                  November 13, 2000)

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

  10.11           Agreement to Discharge Debt, dated April 17, 2001, between
                  Return.com Online

                  LLC and Mail Boxes Etc., USA, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 2001 (Commission
                  File No. 0-23741), filed with the Commission on May 14, 2001)

 10.12            Agreement to Terminate Services and Marketing Agreement, dated
                  April 17, 2001, between Return.com Online LLC, Mail Boxes
                  Etc., USA, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 2001 (Commission
                  File No. 0-23741), filed with the Commission on May 14, 2001)

 10.13(a)         Lease, dated July 23, 2001, by and between The Lincoln
                  National Life Insurance Company and iFulfillment, Inc.
                  (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

     (b)          Lease, dated August 5, 2002, by and between The Lincoln
                  National Life Insurance Company and the Registrant
                  (incorporated by reference to Exhibit 10.13(b) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

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

10.16(a)          Lease, dated April 23, 2002, by and between ProLogis
                  Development Services Incorporated and the Registrant
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 2002 (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

     (b) First Amendment to Lease Agreement dated October 15, 2002 by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

10.17(a)          Lease, dated September 17, 2002, by and between The Prudential
                  Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2002
                  (Commission File No. 000-23741), filed with the Commission on
                  March 31, 2003)

     (b) First Amendment to Lease Agreement dated April 4, 2003 by and between The Prudential Insurance Company of America and the
                  Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for

                  the quarterly period ended March 31, 2003 (Commission File No.
                  000-23740), filed with the Commission on May 14, 2003)

10.18+            Employment Agreement dated April 7, 2003, by and between James
                  McMurphy and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (Commission File
                  No. 000-23741), filed with the Commission on August 14, 2003)

10.19(a) Agreement dated August 14, 2003 by and between IPOF Fund, LP, an Ohio limited partnership ("IPOF"), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 (Commission File No.
                  000-23740), filed with the Commission on August 20, 2003)

     (b) First Amendment dated November 24, 2003 to the Agreement by and between IPOF Fund, LP, an Ohio limited partnership
                  ("IPOF"), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current
                  Report on Form 8-K (Commission File No. 000-23740), filed with the Commission on November 24, 2003)

13.1*             Portions of the Registrant's Annual Report to Shareholders for
                  2003 incorporated into this Form 10-K

14.1*             Code of Business Conduct and Ethics

21.1*             List of Subsidiaries

23.1*             Consent of Deloitte & Touche LLP

23.2*             Notice Regarding Consent of Arthur Andersen LLP

24.1*             Power of Attorney

31.1*             Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a)/15d-14(a)

31.2*             Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a)/15d-14(a)

32.1*             Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

32.2*             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

*     Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b) REPORTS ON FORM 8-K

On November 7, 2003, the Company furnished to the Commission pursuant to Items 7 and 12 of Form 8-K its press release announcing the Company's financial results for the third quarter of 2003.

On November 24, 2003, the Company filed and furnished its Form 8-K announcing the amendment of its Rights Agreement pursuant to Items 5, 7 and 9 of Form 8-K.

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


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2002

                              INNOTRAC CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at                 Charged to                  Balance at
                                        Beginning    Charged to      Other                       End of
Description                             of Period     Expenses      Accounts     Deductions      Period
-----------                             ----------   ----------    ----------    ----------    ----------
(in 000's)
Provision for uncollectble accounts
   Year ended December 31,
      2003 ..........................    $  959       $ 1,571        $  --        $  (834)       $1,696
      2002 ..........................    $3,263       $(1,329)       $  --        $  (975)       $  959
      2001 ..........................    $3,416       $ 3,813        $  50        $(4,016)       $3,263

Provisions for returns and allowances
   Year ended December 31,
      2003 ..........................    $   10       $    29        $  --        $   (27)       $   12
      2002 ..........................    $  193       $    52        $  --        $  (235)       $   10
      2001 ..........................    $  725       $   211        $ 843        $(1,586)       $  193

Provisions for restructuring charge
   Year ended December 31,
      2003 ..........................    $  277       $    --        $  --        $  (277)       $   --
      2002 ..........................    $1,831       $  (807)       $  --        $  (747)       $  277
      2001 ..........................    $2,831       $    --        $(100)       $  (900)       $1,831

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

                                  INNOTRAC CORPORATION


                                      /s/ Scott D. Dorfman
                                      ------------------------------------------
                                      Scott D. Dorfman
                                      Chairman of the Board, President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 2004.

Signature                   Title
---------                   -----

/s/ Scott D. Dorfman        Chairman of the Board, President and Chief Executive
-----------------------     Officer (Principal Executive Officer)
Scott D. Dorfman

                            Senior Vice President, Chief Financial Officer,
/s/ David L. Gamsey         Treasurer and Secretary (Principal Financial and
-----------------------
David L. Gamsey             Accounting Officer)

/s/ David L. Ellin          Senior Vice President--Sales and Director
-----------------------
David L. Ellin

/s/ J. Alston Gardner       Director
-----------------------
J. Alston Gardner

/s/ Bruce V. Benator        Director
-----------------------
Bruce V. Benator

/s/ Martin J. Blank         Director
-----------------------
Martin J. Blank

/s/ Joel E. Marks           Director
-----------------------
Joel E. Marks