Form 10-Q
period 2004-03-31
INNOTRAC CORP
filed 2004-05-14
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from ___to___

                        Commission file number 000-23740

                              INNOTRAC CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                          58-1592285
  ----------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification Number)

  6655 Sugarloaf Parkway Duluth, Georgia                        30097
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

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

                                                Outstanding at May 3, 2004
                                                --------------------------
Common Stock at $.10 par value                       11,852,693 Shares

                              INNOTRAC CORPORATION

                                      INDEX


                                                                                                      Page
                                                                                                      ----
Part I. Financial Information

       Item 1. Financial Statements:

                   Condensed Consolidated Balance Sheets -
                   March 31, 2004 (Unaudited) and December 31, 2003                                     3

                   Condensed Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2004 and 2003 (Unaudited)                               4

                   Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2004 and 2003 (Unaudited)                               5

                   Notes to Condensed Consolidated Financial Statements (Unaudited)                     6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   11

       Item 3. Quantitative and Qualitative Disclosure About Market Risks                              18

       Item 4. Controls and Procedures                                                                 18

Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K                                                        19

Signatures                                                                                             20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               MARCH 31, 2004      DECEMBER 31, 2003
                                                                                               --------------      -----------------
                                                                                                 (UNAUDITED)
                                           ASSETS
Current assets:
     Cash and cash equivalents ...........................................................         $  1,368            $  2,228
     Accounts receivable (net of allowance for doubtful accounts of $2,221 at
         March 31, 2004 and $1,696 at December 31, 2003) .................................           16,357              15,682
     Inventory ...........................................................................            6,292              10,896
     Prepaid expenses and other ..........................................................            1,304                 915
                                                                                                   --------            --------
               Total current assets ......................................................           25,321              29,721
                                                                                                   --------            --------
Property and equipment:
     Rental equipment ....................................................................              863                 895
     Computer software and equipment .....................................................           27,863              27,320
     Furniture, fixtures and leasehold improvements.......................................            4,727               4,682
                                                                                                   --------            --------
                                                                                                     33,453              32,897
     Less accumulated depreciation and amortization ......................................          (19,291)            (18,147)
                                                                                                   --------            --------
                                                                                                     14,162              14,750
                                                                                                   --------            --------
Goodwill .................................................................................           25,169              25,169
Other assets, net ........................................................................            1,290               1,322
                                                                                                   --------            --------

               Total assets ..............................................................         $ 65,942            $ 70,962
                                                                                                   ========            ========

                              LIABILITIES AND  SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................................................         $  5,630            $  5,738
     Line of credit ......................................................................            6,116              11,802
     Accrued expenses and other ..........................................................            2,982               2,577
                                                                                                   --------            --------
               Total current liabilities .................................................           14,728              20,117
                                                                                                   --------            --------

Noncurrent liabilities:
     Other noncurrent liabilities ........................................................            1,071               1,083
                                                                                                   --------            --------
               Total noncurrent liabilities ..............................................            1,071               1,083
                                                                                                   --------            --------
Commitments and contingencies (see Note 5)

Shareholders' equity:
     Preferred stock:  10,000,000 shares authorized, $0.10 par value,
             no shares issued or outstanding .............................................               --                  --
     Common stock:  50,000,000 shares authorized, $0.10 par value,
             11,833,193 shares issued, 11,833,193 (2004) and 11,715,280 (2003)
             shares outstanding ..........................................................            1,183               1,171
     Additional paid-in capital ..........................................................           64,124              63,791
     Accumulated deficit .................................................................          (15,164)            (15,200)
                                                                                                   --------            --------
               Total shareholders' equity ................................................           50,143              49,762
                                                                                                   --------            --------
               Total liabilities and shareholders' equity ................................         $ 65,942            $ 70,962
                                                                                                   ========            ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2004               2003
                                                                     ----------         ---------
Revenues, net ..................................................       $ 19,994         $ 18,334
Cost of revenues ...............................................          8,938            8,659
                                                                       --------         --------
                 Gross profit ..................................         11,056            9,675
                                                                       --------         --------

Operating expenses:
     Selling, general and administrative expenses ..............          9,484            9,371
     Depreciation and amortization .............................          1,252            1,469
                                                                       --------         --------
           Total operating expenses ............................         10,736           10,840
                                                                       --------         --------
                 Operating income (loss) .......................            320           (1,165)
                                                                       --------         --------

Other (income) expense:
      Interest expense .........................................             93              246
      Other income .............................................             --               (6)
                                                                       --------         --------
            Total other expense ................................             93              240
                                                                       --------         --------
Income (loss) before income taxes ..............................            227           (1,405)
Income tax benefit .............................................             --              513
                                                                       --------         --------

                 Net income (loss) .............................       $    227         $   (892)
                                                                       ========         ========

Earnings per share:

       Basic ...................................................       $   0.02         $  (0.08)
                                                                       ========         ========

       Diluted .................................................       $   0.02         $  (0.08)
                                                                       ========         ========

Weighted average shares outstanding:

       Basic ...................................................         11,634           11,422
                                                                       ========         ========

       Diluted .................................................         12,534           11,422
                                                                       ========         ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                                2004                2003
                                                                                              --------            -------
Cash flows from operating activities:
     Net income (loss) ...................................................................    $    227            $  (892)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
         Depreciation and amortization ...................................................       1,252              1,469
         Deferred income taxes ...........................................................           -               (513)
         Amortization of deferred compensation ...........................................          33                 18
         Withholding taxes paid on shares issued to employees.............................        (286)                 -
     Changes in operating assets and liabilities:

         Increase in accounts receivable .................................................        (674)            (2,035)
         Decrease in inventories .........................................................       4,603              3,229
         Increase in prepaid expenses and other assets ...................................        (433)               (10)
         Decrease in accounts payable ....................................................        (107)            (5,961)
         Increase (decrease) in accrued expenses and other ...............................         411             (1,221)
                                                                                              --------            -------
              Net cash provided by (used in) operating activities ........................       5,026             (5,916)
                                                                                              --------            -------

Cash flows from investing activities:
     Capital expenditures ................................................................        (588)              (397)
                                                                                              --------            -------
              Net cash used in investing activities ......................................        (588)              (397)
                                                                                              --------            -------

Cash flows from financing activities:
     (Repayments) borrowings under line of credit ........................................      (5,687)             5,688
     Repayment of capital lease and other obligations ....................................         (19)               (36)
     Exercise of employee stock options ..................................................         408                 47
                                                                                              --------            -------
               Net cash (used in) provided by financing activities .......................      (5,298)             5,699
                                                                                              --------            -------
Net decrease in cash and cash equivalents ................................................        (860)              (614)
Cash and cash equivalents, beginning of period ...........................................       2,228                961
                                                                                              --------            -------
Cash and cash equivalents, end of period .................................................    $  1,368            $   347
                                                                                              ========            =======

Supplemental cash flow disclosures:

     Cash paid for interest ..............................................................    $    116            $   234
                                                                                              ========            =======

     Cash income tax refunds received, net of taxes paid .................................    $      -            $  (533)
                                                                                              ========            =======

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. Certain of the Company's more significant accounting policies are as follows:

         Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2004 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac's goodwill carrying amount as of March 31, 2004 is $25.2 million.

         Impairment of Long-Lived Assets. The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment would be measured based on a projected cash flow model. If the projected undiscounted cash flows for the asset are not in excess of the carrying value of the related asset, the impairment would be determined based upon the excess of the carrying value of the asset over the projected discounted cash flows for the asset.

         Deferred Tax Asset. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2003 (see Note 4).

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

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

         Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts (in 000's, except per share data)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                2004                 2003
                                                              --------            ---------
Net income (loss)                                             $    227            $    (892)

Pro forma net income (loss)                                   $    120            $  (1,113)

Basic and diluted net income (loss) per share                 $   0.02            $   (0.08)

Basic and diluted pro forma net income (loss) per share       $   0.01            $   (0.10)

         Under the fair value based method, compensation cost, net of tax is $107,000 and $221,000 for the three months ended March 31, 2004 and 2003, respectively.

         During the three months ended March 31, 2004 and 2003, options representing 75,750 and 15,000 shares were exercised, respectively.

2. FINANCING OBLIGATIONS

         At March 31, 2004, the Company had a revolving credit agreement with a bank for borrowings up to $40.0 million. Effective May 10, 2004, the Company entered into a Loan Documents Modification Agreement which reduced the size of the facility to $25.0 million (subject to borrowing base limitations) and revised certain debt covenants. The credit facility expires in June 2005. The Company and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable. The credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, as defined, which totaled $16.9 million at March 31, 2004. At March 31, 2004 the Company had $10.8 million available under the revolving credit agreement.

         The financial covenants require the Company to maintain a minimum fixed charge ratio of 1.30 to 1.00. The Company's fixed charge ratio at March 31, 2004 was 1.50 to 1.00. Additionally, the revolving credit agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible net worth at March 31, 2004 was $24.6 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

         The revolving credit agreement is classified as a current liability in the Condensed Consolidated Balance Sheets because the revolving credit agreement 1) requires that the Company maintain a lockbox arrangement with the lender, and 2) allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.

         Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On February 13, 2004, the Company fixed $5.0 million of its $6.1 million of borrowings at the 90-day LIBOR rate of 2.63%. During the three months ended March 31, 2004 and 2003, the Company incurred interest expense related to the line of credit of approximately $39,000 and $229,000, respectively, resulting in a weighted average interest rate of 4.28%, and 3.94%, respectively. The Company also incurred unused revolving credit facility fees of approximately $17,000 and $10,000 during the three months ended March 31, 2004 and 2003, respectively.

3. EARNINGS PER SHARE

         The following table shows the shares (in 000's) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:

                                                                 Three Months
                                                                Ended March 31
                                                           -----------------------
                                                            2004             2003
                                                           ------           ------
Diluted earnings per share:
   Weighted average shares outstanding............         11,634           11,422
   Employee and director stock options
     and unvested restricted shares...............            900               --
                                                           ------           ------
    Weighted average shares assuming dilution.....         12,534           11,422
                                                           ======           ======

         Options outstanding to purchase 134,500 and 2.3 million shares of the Company's common stock were not included in the computation of diluted EPS for the three months ended March 31, 2004 and 2003, respectively, because their effect was anti-dilutive.

4. INCOME TAXES

         Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of March 31, 2004 and December 31, 2003 was approximately $12.8 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at March 31, 2004 and December 31, 2003 that expires between 2020 and 2023.

         Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

         in future years. Therefore a valuation allowance of approximately $9.8 million and $9.9 million has been recorded as of March 31, 2004 and December 31, 2003, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three months ended March 31, 2004, an income tax provision of $91,000 was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.COMMITMENTS AND CONTINGENCIES

         Shareholder Rights Plan. In December of 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's Common Stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 26.7% of the shares outstanding on March 31, 2004. In the event the Rights become exercisable, each Right will entitle the holder to receive that number of shares of Common Stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 1, 2008, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right.

         Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

         Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. During the three months ended March 31, 2004 and 2003, the Company had substantially met the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.

6. RELATED PARTY TRANSACTIONS

         In early 2004, the Company learned that certain trading activity of the IPOF Group, an owner of more than 5% of the outstanding Common Stock, may have violated the short swing profit rules under Section

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

         16(b) of the Securities Exchange Act of 1934. The Company promptly conducted an investigation of the matter. On March 3, 2004, the Company and the IPOF Group entered into a Settlement Agreement regarding the potential Section 16(b) liability issues that provides for the Company's recovery of $301,957.

ITEM 2 -

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company's reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past two years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under "Business-Certain Factors Affecting Forward-Looking Statements" in our Annual Report on Form 10-K.

OVERVIEW

Innotrac Corporation ("Innotrac" or the "Company"), founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates seven fulfillment centers and two call centers in five cities spanning all time zones across the continental United States.

We receive most of our clients' orders either through inbound call center services, electronic data interchange ("EDI") or the Internet. On a same-day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.

Our core service offering includes the following:

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

                  -  cross-sell/up-sell services

                  -  collaborative chat

                  -  intuitive e-mail response

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Today, the Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the last three years. Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical. While a large portion of the Company's revenues are still derived from this industry group, the chart below is indicative of the diversification efforts achieved in recent years.

         BUSINESS MIX

                                                                March 31
                                                           -----------------
Business Line/Vertical                                      2004       2003
----------------------                                     ------     ------
   Telecommunications products                              19.5%      21.7%
   Modems                                                   22.1       20.3
   Retail/Catalog                                           22.9       26.3
   Direct Marketing                                         24.5       17.1
   B2B                                                      11.0       14.6
                                                           -----      -----
                                                           100.0%     100.0%
                                                           =====      =====

         The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, caller ID equipment, digital subscriber line ("DSL") and cable modems and other telecommunications products to companies such as BellSouth Corporation, Qwest Communications International, Inc. and Comcast Corporation and their customers. Inventory for our telecommunications, DSL and cable modem clients is held on a consignment basis, with the exception of certain BellSouth inventory, for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment, wireless pagers, DSL and cable modems and ancillary equipment. We anticipate that the percentage of our revenues attributable to telecommunications, DSL and cable modem clients will remain fairly constant during 2004. Based on client forecasts, we are anticipating a decrease of approximately $1.6 million in our wireless pager business in 2004 as our one client in this area has decided to exit, offset by an increase in our DSL and cable modem business which is still in a strong growth mode. The telephone and caller ID equipment business is mature, yet steady.

         The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients which include such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Tactica International, Inc., Porsche Cars North America, Inc., Nordstrom.com LLC, Wilsons Leather Direct, Inc., Martha Stewart Living Omnimedia, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through a customer service representative at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during 2004 due to the anticipated additions of new channels, product lines and divisions for existing clients, along with internal growth and a strengthening of the overall economy. This would also be consistent with actual sales volumes experienced in the second half of 2003, which represented an increase of over $1.1 million from the first half of 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues attributable to our direct marketing clients increased in the first quarter of 2004 due to a new product introduced by one of our newer direct marketing clients. The direct marketing vertical was weak throughout all of 2003, but has begun to rebound in the first quarter of 2004. However, on April 30, 2004, one of our major direct marketing clients reacquired 55% of the stock it had not previously owned. The impact of a change in ownership of this client cannot be estimated at this time, but could materially impact our future results of operations if our services for this client were reduced or discontinued.

         The Company also provides these services for business-to-business ("B2B") clients including Books Are Fun, Ltd. (a subsidiary of Reader's Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.

         RESULTS OF OPERATIONS

         The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2004 and 2003. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

         The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                                                                 Three Months
                                                                Ended March 31
                                                           -----------------------
                                                            2004             2003
                                                           ------           ------
Revenues..........................................         100.0%           100.0%
Cost of revenues..................................          44.7             47.2
                                                           -----            -----
   Gross margin...................................          55.3             52.8
Selling, general and administrative expenses......          47.4             51.1
Depreciation and amortization.....................           6.3              8.0
                                                           -----            -----
   Operating  income (loss) ......................           1.6             (6.3)
Other expense, net................................            .5              1.3
                                                           -----            -----
    Income (loss) before income taxes.............           1.1             (7.6)
Income tax benefit ...............................            --              2.8
                                                           -----            -----
   Net  income (loss).............................           1.1%            (4.8)%
                                                           =====            =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues. Net revenues increased 9.1% to $20.0 million for the three months ended March 31, 2004 from $18.3 million for the three months ended March 31, 2003. The increase in revenues is primarily due to an increase in volumes from our direct marketing clients of approximately $1.7 million, along with an increase of $694,000 from our DSL and cable modem clients, net of decreases in our B2B and retail/catalog businesses of $478,000 and $245,000, respectively.

Cost of Revenues. Cost of revenues increased 3.2% to $8.9 million for the three months ended March 31, 2004 compared to $8.7 million for the three months ended March 31, 2003. Cost of revenues increased slightly primarily due to an overall increase in revenues.

Gross Margin. For the three months ended March 31, 2004, the Company's gross margin increased by $1.4 million to $11.1 million, or 55.3% of revenues, compared to $9.7 million, or 52.8% of revenues, for the three months ended March 31, 2003. This increase in gross margin was due primarily to greater operating efficiencies throughout our facilities and a change in the business mix.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2004 increased slightly on a dollar basis to $9.5 million, or 47.4% of revenues, compared to $9.4 million, or 51.1% of revenues, for the same period in 2003. This net increase was attributable to $289,000 higher facility cost in the first quarter of 2004, offset partially by $195,000 of lower information technology related costs. The decrease as a percentage of revenues is due to the overall increase in revenues.

Income Taxes. The Company's effective tax rate for the three months ended March 31, 2004 and 2003 was 0% and 36.5%, respectively. During 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with earnings for the three months ended March 31, 2004 were offset by a reduction of this valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $1.4 million at March 31, 2004 as compared to $2.2 million at December 31, 2003. Additionally, the Company had reduced its borrowings under its revolving credit facility (discussed below) to $6.1 million outstanding at March 31, 2004 as compared to $11.8 million at December 31, 2003. The Company generated positive cash flow from operations of $5.0 million during the quarter ended March 31, 2004. The Company also generated positive cash flow from operations for all of 2003. We anticipate positive cash flows from operations during the remainder of 2004. One of the primary contributors to generating cash in the first quarter of 2004 was a further reduction in our wireless pager inventory of approximately $4.6 million. This also contributed to a further reduction in borrowings under our revolving credit facility of approximately $5.7 million. Capital expenditures were $588,000 in the first quarter of 2004. We anticipate capital expenditures of approximately $2.0 million to $2.5 million for all of 2004. This estimate is subject to various contingencies, including the possible need to incur additional capital expenditures related to new clients, the need to open new facilities or significant new initiatives by existing clients.

The Company currently has a revolving credit agreement with a bank for borrowings up to $25.0 million (subject to borrowing base limitation) maturing in June 2005. We recently reduced the size of this facility from $40.0 million to $25.0 million as the Company does not anticipate a need for the larger amount. The Company

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains various restrictive financial and change of ownership control covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants under the credit agreement. Accordingly, in the event of noncompliance, these amounts could be accelerated. Furthermore, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, as defined, which totaled $16.9 million at March 31, 2004.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On February 13, 2004, the Company fixed $5.0 million of its $6.1 million of borrowings at a 90-day LIBOR rate of 2.63%. During the three months ended March 31, 2004, and 2003 the Company incurred interest expense related to the line of credit of approximately $39,000, and $229,000, respectively. At March 31, 2004, the Company had $10.8 million available under the revolving credit agreement.

During the three months ended March 31, 2004, the Company generated $5.0 million in cash flow from operating activities compared to a use of $5.9 million in cash flow from operating activities in the same period in 2003. The increase in cash provided from operating activities was primarily the result of disposing of $4.6 million in inventory, primarily wireless pagers. In 2003, the use of cash primarily related to the payment for $6.2 million of wireless pager inventory received in the fourth quarter of 2002.

During the three months ended March 31, 2004, net cash used in investing activities for capital additions was $588,000 as compared to $397,000 in 2003. All of these expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the three months ended March 31, 2004, the net cash used in financing activities was $5.3 million compared to $5.7 million provided by financing activities in the same period in 2003. The primary difference between years is attributable to borrowings of $5.7 million under the credit facility in 2003 versus a reduction in outstanding borrowings of $5.7 million in 2004. Additionally, during 2004, the Company generated cash of $408,000 through the exercise of previously granted employee stock options. We anticipate that additional employee stock options will be exercised during the second quarter of 2004 resulting in additional cash payments to the Company.

The Company estimates that its cash and financing needs through 2004 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in each of the last three years and anticipates doing so again in 2004. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 2 to the condensed consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003. The policies that we believe are most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below:

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac's goodwill carrying amount as of March 31, 2004 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including the earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2004. The valuation supported that the fair value of the reporting unit at January 1, 2004 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Deferred Tax Asset. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of March 31, 2004 and December 31, 2003 was approximately $12.8 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2003 that expires between 2020 and 2023.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore a valuation allowance of approximately $9.8 million and $9.9 million has been recorded as of March 31, 2004 and December 31, 2003. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three months ended March 31, 2004, an income tax provision of $91,000 was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables. One direct marketing client, with a substantial past due balance at March 31, 2004 and December 31, 2003, entered into a payment arrangement with Innotrac in February 2004 that would eliminate the past due amounts during the first half of 2004. Although the terms of this arrangement were subsequently breached, payments of approximately $1.7 million towards this past due amount were received in February through May 2004. Due primarily to the financial condition, payment history and aging of the receivables of this client, the Company established a specific reserve of $1.1 million for this account at December 31, 2003. This specific reserve was increased to $1.8 million at March 31, 2004 due primarily to the breach of the previous arrangement and further deterioration in the aging of the remaining receivable which totaled approximately $3.0 million at March 31, 2004. Management will continue to assess the level of reserve needed against this account on a quarterly basis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Management believes the Company's exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company's lease obligations are fixed in nature as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other filings on file with the Securities and Exchange Commission.

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive and Chief Financial Officers, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of March 31, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac's internal control over financial reporting during the first quarter of 2004.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Loan Documents Modification Agreement between Innotrac Corporation and SouthTrust Bank, dated May 10, 2004.

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d - 14(a).

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15a - 14(a).

         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K:

         On March 30, 2004, the Company furnished to the Commission pursuant to
         Item 12 of Form 8-K its press release announcing the Company's financial results for the fourth quarter and year ended December 31, 2003.

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INNOTRAC CORPORATION
                                                    ----------------------------
                                                    (Registrant)

        Date: May 14, 2004               By: /s/ Scott D. Dorfman
                                             -----------------------------------
                                                 Scott D. Dorfman
                                                 President, Chief Executive
                                                 Officer and Chairman of the
                                                 Board (Principal Executive
                                                 Officer)

        Date: May 14, 2004                   /s/ David L. Gamsey
                                             -----------------------------------
                                                 David L. Gamsey
                                                 Senior Vice President, Chief
                                                 Financial Officer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)