Form 10-Q
period 2004-06-30
INNOTRAC CORP
filed 2004-08-13
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                 For the transition period from        to
                                                ------    ------
                        Commission file number 000-23740

                              INNOTRAC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                                      58-1592285
--------------------------------------------------------------------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification Number)


          6655 Sugarloaf Parkway   Duluth, Georgia               30097
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:    (678) 584-4000
                                                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes     No  X .
                                     ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at August 3, 2004
                                            -----------------------------
Common Stock at $.10 par value                     11,898,143 Shares

                              INNOTRAC CORPORATION

                                      INDEX


Part I.  Financial Information


                                                                                                         Page
                                                                                                         ----

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets -
              June 30, 2004 (Unaudited) and December 31, 2003                                              3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended June 30, 2004 and 2003 (Unaudited)                                        4

              Condensed Consolidated Statements of Operations for the
              Six Months Ended June 30, 2004 and 2003 (Unaudited)                                          5

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2004 and 2003 (Unaudited)                                          6

              Notes to Condensed Consolidated Financial Statements (Unaudited)                             7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       12

     Item 3.  Quantitative and Qualitative Disclosure About Market Risks                                  20

     Item 4.  Controls and Procedures                                                                     20

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                            21

Signatures                                                                                                22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation ("Innotrac" or the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                      ASSETS                                     JUNE 30, 2004  DECEMBER 31, 2003
                                                                                  (UNAUDITED)
Current assets:
      Cash and cash equivalents ..............................................      $  1,362       $  2,228
      Accounts receivable (net of allowance for doubtful accounts of $2,537 at
          June 30, 2004 and $1,696 at December 31, 2003) .....................        16,880         15,682
      Inventory ..............................................................         4,996         10,896
      Prepaid expenses and other .............................................         1,766            915
                                                                                    --------       --------
                Total current assets .........................................        25,004         29,721
                                                                                    --------       --------

Property and equipment:
      Rental equipment .......................................................           648            895
      Computer software and equipment ........................................        27,752         27,320
      Furniture, fixtures and leasehold improvements .........................         4,802          4,682
                                                                                    --------       --------
                                                                                      33,202         32,897
      Less accumulated depreciation and amortization .........................       (19,681)       (18,147)
                                                                                    --------       --------
                                                                                      13,521         14,750
                                                                                    --------       --------

Goodwill .....................................................................        25,169         25,169
Other assets, net ............................................................         1,237          1,322
                                                                                    --------       --------

                Total assets .................................................      $ 64,931       $ 70,962
                                                                                    ========       ========


                              LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
      Accounts payable .......................................................      $  6,365       $  5,738
      Line of credit .........................................................         4,085         11,802
      Accrued expenses and other .............................................         2,805          2,577
                                                                                    --------       --------
                Total current liabilities ....................................        13,255         20,117
                                                                                    --------       --------

Noncurrent liabilities:
      Other noncurrent liabilities ...........................................         1,055          1,083
                                                                                    --------       --------
                Total noncurrent liabilities .................................         1,055          1,083
                                                                                    --------       --------

Commitments and contingencies (see Note 5)

Shareholders' equity:
      Preferred stock:  10,000,000 shares authorized, $0.10 par value,
             no shares issued or outstanding .................................            --             --
      Common stock:  50,000,000 shares authorized, $0.10 par value,
             11,892,443 shares issued, 11,892,443 (2004) and 11,715,280 (2003)
             shares outstanding ..............................................         1,189          1,171
      Additional paid-in capital .............................................        64,371         63,791
      Accumulated deficit ....................................................       (14,939)       (15,200)
                                                                                    --------       --------
                Total shareholders' equity ...................................        50,621         49,762
                                                                                    --------       --------

                Total liabilities and shareholders' equity ...................      $ 64,931       $ 70,962
                                                                                    ========       ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     THREE MONTHS ENDED JUNE 30,
                                                         2004          2003
                                                       --------      --------
                                                     (UNAUDITED)   (UNAUDITED)

Revenues ........................................      $ 19,807      $ 17,631
Cost of revenues ................................         8,977         8,488
                                                       --------      --------
                 Gross profit ...................        10,830         9,143
                                                       --------      --------

Operating expenses:
    Selling, general and administrative expenses          9,158         8,183
    Special credits .............................            --           (30)
    Depreciation and amortization ...............         1,370         1,462
                                                       --------      --------
           Total operating expenses .............        10,528         9,615
                                                       --------      --------
                 Operating income (loss) ........           302          (472)
                                                       --------      --------

Other (income) expense:
    Interest expense ............................            77           155
    Other income ................................            --            --
                                                       --------      --------
           Total other expense ..................            77           155
                                                       --------      --------
Income (loss) before income taxes ...............           225          (627)
Income tax benefit ..............................            --           234
                                                       --------      --------

                 Net income (loss) ..............      $    225      $   (393)
                                                       ========      ========


Earnings (loss) per share:

    Basic .......................................      $   0.02      $  (0.03)
                                                       ========      ========

    Diluted .....................................      $   0.02      $  (0.03)
                                                       ========      ========


Weighted average shares outstanding:

    Basic .......................................        11,731        11,487
                                                       ========      ========

    Diluted .....................................        12,316        11,487
                                                       ========      ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      SIX MONTHS ENDED JUNE 30,
                                                         2004          2003
                                                       --------      --------
                                                      (UNAUDITED)   (UNAUDITED)

Revenues ........................................      $ 39,802      $ 35,965
Cost of revenues ................................        17,915        17,158
                                                       --------      --------
                 Gross profit ...................        21,887        18,807
                                                       --------      --------

Operating expenses:
     Selling, general and administrative expenses        18,642        17,543
     Special credits ............................            --           (30)
     Depreciation and amortization ..............         2,622         2,931
                                                       --------      --------
           Total operating expenses .............        21,264        20,444
                                                       --------      --------
                 Operating income (loss) ........           623        (1,637)
                                                       --------      --------

Other (income) expense:
     Interest expense ...........................           171           402
     Other income ...............................            --            (7)
                                                       --------      --------
           Total other expense ..................           171           395
                                                       --------      --------
Income (loss) before income taxes ...............           452        (2,032)
Income tax benefit ..............................            --           747
                                                       --------      --------

                 Net income (loss) ..............      $    452      $ (1,285)
                                                       ========      ========


Earnings (loss) per share:

     Basic ......................................      $   0.04      $  (0.11)
                                                       ========      ========

     Diluted ....................................      $   0.04      $  (0.11)
                                                       ========      ========


Weighted average shares outstanding:

     Basic ......................................        11,748        11,455
                                                       ========      ========

     Diluted ....................................        12,501        11,455
                                                       ========      ========


           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)



                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                          2004          2003
                                                                                        -------       -------
                                                                                      (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
      Net income (loss) ..........................................................      $   452       $(1,285)
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
           Depreciation and amortization .........................................        2,622         2,931
           Loss on disposal of fixed assets ......................................          100            --
           Deferred income taxes .................................................           --          (746)
           Amortization of deferred compensation .................................           51            36
      Changes in operating assets and liabilities:
           Increase in accounts receivable .......................................       (1,198)       (2,475)
           Decrease in inventories ...............................................        5,899         7,042
           (Increase) decrease in prepaid expenses and other assets ..............         (927)          853
           Increase (decrease) in accounts payable ...............................          627        (8,712)
           Increase (decrease) in accrued expenses and other .....................          239        (2,163)
                                                                                        -------       -------
                Net cash provided by (used in) operating activities ..............        7,865        (4,519)
                                                                                        -------       -------

Cash flows from investing activities:
      Capital expenditures .......................................................       (1,317)         (655)
      Payment for business acquired ..............................................           --          (176)
                                                                                        -------       -------
                Net cash used in investing activities ............................       (1,317)         (831)
                                                                                        -------       -------

Cash flows from financing activities:
      (Repayments) borrowings under line of credit ...............................       (7,717)        4,635
      Repayment of capital lease and other obligations ...........................          (39)          (72)
      Loan fees paid .............................................................          (15)          (31)
      Stock reacquired to settle employee stock bonus withholding tax obligation .         (286)           --
      Exercise of employee stock options .........................................          643           472
                                                                                        -------       -------
                Net cash (used in) provided by financing activities ..............       (7,414)        5,004
                                                                                        -------       -------

Net decrease in cash and cash equivalents ........................................         (866)         (346)
Cash and cash equivalents, beginning of period ...................................        2,228           961
                                                                                        -------       -------
Cash and cash equivalents, end of period .........................................      $ 1,362       $   615
                                                                                        =======       =======

Supplemental cash flow disclosures:

      Cash paid for interest .....................................................      $   198       $   425
                                                                                        =======       =======

      Cash income tax refunds received, net of taxes paid ........................      $    --       $(1,486)
                                                                                        =======       =======


            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2004 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac's goodwill carrying amount as of June 30, 2004 is $25.2 million.

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

     Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of call center services. Innotrac's fulfillment services operations record revenue at the conclusion of performing the applicable service. Innotrac's call center services business recognizes revenue according to written pricing agreements based on the number of calls received by call center operators, the length of the calls, or on an hourly rate basis. As required by the consensus reached in Emerging Issue Task Force ("EITF") Issue No. 99-19, revenues have been recorded net of the cost of the inventory for all fee-for-service clients.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


     Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts (in 000's, except per share data).



                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                     2004          2003           2004          2003
                                  ---------     ---------      ---------     ---------

 Net income (loss) .........        $ 225        $ (393)         $ 452        $(1,285)

 Pro forma net income (loss)        $ 125        $ (601)         $ 253        $(1,705)

 Basic and diluted net
 income (loss) per share ...        $0.02        $(0.03)         $0.04        $ (0.11)

 Basic and diluted pro
 forma net income (loss)
 per share .................        $0.01        $(0.05)         $0.02        $ (0.15)


     Under the fair value based method, compensation cost, net of tax is $100,000 and $208,000 for the three months ended June 30, 2004 and 2003, respectively and $199,000 and $420,000 for the six months ended June 30, 2004 and 2003, respectively.

     During the three months ended June 30, 2004 and 2003, options representing 59,250 and 101,050 shares were exercised, respectively. During the six months ended June 30, 2004 and 2003, options representing 135,000 and 116,050 shares were exercised, respectively.

2.   FINANCING OBLIGATIONS

     Effective May 10, 2004, the Company amended its revolving credit agreement with a bank to reduce the maximum borrowing limit from $40.0 million to $25.0 million and to revise certain debt covenants. Although the maximum borrowing limit as amended is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $16.9 million at June 30, 2004. At June 30, 2004 the Company had $12.8 million available under the revolving credit agreement. The credit facility expires in June 2005.

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

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


     The financial covenants require the Company to maintain a minimum fixed charge ratio of 1.30 to 1.00. The Company's fixed charge ratio at June 30, 2004 was 1.56 to 1.00. Additionally, the revolving credit agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible net worth at June 30, 2004 was $25.1 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

     Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On May 13, 2004, the Company fixed $3.0 million of its $4.1 million of borrowings at the 90-day LIBOR rate of 2.74%. Interest expense of approximately $27,000 and $62,000 related to the 90-day LIBOR was incurred for the three and six months ended June 30, 2004, respectively. During the three months ended June 30, 2004 and 2003, the Company incurred interest expense related to the line of credit of approximately $24,000 and $172,000, respectively, resulting in a weighted average interest rate of 3.79%, and 3.46%, respectively. During the six months ended June 30, 2004 and 2003, the Company incurred interest expense related to the line of credit of approximately $63,000 and $401,000, respectively, resulting in a weighted average interest rate of 4.08% and 3.72%, respectively. The Company also incurred unused revolving credit facility fees of approximately $22,000 and $13,000 during the three months ended June 30, 2004 and 2003, respectively, and $39,000 and $24,000 during the six months ended June 30, 2004 and 2003, respectively.

3.   EARNINGS PER SHARE

     The following table shows the shares (in 000's) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:


                                               Three Months            Six Months
                                              Ended June 30,          Ended June 30,
                                             2004        2003        2004        2003
                                            ------      ------      ------      ------
Diluted earnings per share:
   Weighted average shares outstanding      11,731      11,487      11,748      11,455
   Employee and director stock
     options and unvested
     restricted shares ................        585          --         753          --
                                            ------      ------      ------      ------
       Weighted average shares assuming
         dilution .....................     12,316      11,487      12,501      11,455
                                            ======      ======      ======      ======


     Options outstanding to purchase 333,150 shares and 112,500 shares of the Company's common stock for the three and six months ended June 30, 2004, respectively, and 2.2 million shares for both the three and the six months ended June 30, 2003 were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.   INCOME TAXES

     Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of June 30, 2004 and

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


     December 31, 2003 was approximately $12.5 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2003 that expires between 2020 and 2023.

     Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.7 million and $9.9 million has been recorded as of June 30, 2004 and December 31, 2003, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three and six months ended June 30, 2004, an income tax provision of $274,000 and $365,000, respectively, was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.   COMMITMENTS AND CONTINGENCIES

     Shareholder Rights Plan. In December 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one right for each outstanding share of the Company's common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 26.1% of the shares outstanding on June 30, 2004. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the board of directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

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

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


     This obligation, which became effective June 2002, will continue through June 2009. During the three and six months ended June 30, 2004 and 2003, the Company had substantially met the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.

6.   RELATED PARTY TRANSACTION

     In early 2004, the Company learned that certain trading activity of the IPOF Group, an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934. The Company promptly conducted an investigation of the matter. On March 3, 2004, the Company and the IPOF Group entered into a settlement agreement regarding the potential Section 16(b) liability issues that provides for the Company's recovery of $301,957, which is due no later than March 3, 2006.

ITEM 2 -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company's reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past two years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under "Business -- Certain Factors Affecting Forward-Looking Statements" in our Annual Report on Form 10-K.

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

    BUSINESS MIX

                                    Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
Business Line/Vertical               2004         2003         2004         2003
----------------------              ------       ------       ------       ------
   Telecommunications products        21.3%        24.9%        20.4%        23.3%
   Modems ....................        17.4         19.5         19.8         19.9
   Retail/Catalog ............        27.2         27.6         25.1         26.9
   Direct Marketing ..........        25.0         16.3         24.7         16.8
   B2B .......................         9.1         11.7         10.0         13.1
                                    ------       ------       ------       ------
                                     100.0%       100.0%       100.0%       100.0%
                                    ======       ======       ======       ======

    The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, caller ID equipment, digital subscriber line ("DSL") and other telecommunications products to companies such as BellSouth Corporation and Qwest Communications International, Inc. and their customers. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain BellSouth inventory, for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment, wireless pagers, DSL modems and ancillary equipment. We anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will remain fairly constant during 2004. Based on client forecasts, we are anticipating a decrease of approximately $1.6 million in our wireless pager business in 2004 as our one client in this area has decided to exit, offset by an increase in our DSL modem business which is still in a strong growth mode. The telephone and caller ID equipment business is mature, yet steady.

    The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients which include such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Tactica International, Inc., Porsche Cars North America, Inc., Nordstrom.com LLC, Wilsons Leather Direct, Inc., Martha Stewart Living Omnimedia, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during 2004 due to the anticipated additions of new channels, product lines and divisions for existing clients, along with internal growth and a strengthening of the overall economy. This would also be consistent with actual sales volumes experienced in the second half of 2003, which represented an increase of over $1.1 million from the first half of 2003. However, we have been notified that the Martha Stewart

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Living Omnimedia business will end on March 31, 2005. For the six months ended June 30, 2004, this client represented 4.5% of total revenues.

    Revenues attributable to our direct marketing clients increased in the first half of 2004 due to a new product introduced by one of our newer direct marketing clients. The direct marketing vertical was weak throughout all of 2003, but has begun to rebound in the first half of 2004. However, on April 30, 2004, one of our major direct marketing clients reacquired 55% of its outstanding stock. The impact of the change in ownership of this client and the availability of working capital to fund this client's business cannot be estimated at this time, but could materially impact our future results of operations if our services for this client were reduced or discontinued. For the six months ended June 30, 2004, this client represented 4.2% of total revenues.

    The Company also provides these services for business-to-business ("B2B") clients including Books Are Fun, Ltd. (a subsidiary of Reader's Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2004 and 2003. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

    The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.


                                                      Three Months              Six Months
                                                      Ended June 30,           Ended June 30,
                                                   2004         2003          2004         2003
                                                  ------       ------        ------       ------

Revenues ...................................       100.0%       100.0%        100.0%       100.0%
Cost of revenues ...........................        45.4         48.1          45.0         47.7
                                                  ------       ------        ------       ------
   Gross margin ............................        54.6         51.9          55.0         52.3
Selling, general and administrative expenses        46.2         46.4          46.9         48.8
Special credits ............................          --         (0.1)           --         (0.1)
Depreciation and amortization ..............         6.9          8.3           6.6          8.1
                                                  ------       ------        ------       ------
   Operating income (loss) .................         1.5         (2.7)          1.5         (4.5)
Other expense, net .........................          .4          0.8            .4          1.1
                                                  ------       ------        ------       ------
   Income (loss) before income taxes .......         1.1         (3.5)          1.1         (5.6)
Income tax benefit .........................          --          1.3            --          2.0
                                                  ------       ------        ------       ------
   Net income (loss) .......................         1.1%        (2.2)%         1.1%        (3.6)%
                                                  ======       ======        ======       ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30,
2003

Revenues. Net revenues increased 12.3% to $19.8 million for the three months ended June 30, 2004 from $17.6 million for the three months ended June 30, 2003. The increase in revenues is primarily due to an increase in volumes from our direct marketing clients of approximately $2.2 million, along with an increase of $522,000 from our retail/catalog business, net of decreases in our B2B and telecom businesses of $298,000 and $162,000, respectively.

Cost of Revenues. Cost of revenues increased 5.8% to $9.0 million for the three months ended June 30, 2004 compared to $8.5 million for the three months ended June 30, 2003. Cost of revenues increased slightly primarily due to an overall increase in revenues.

Gross Profit. For the three months ended June 30, 2004, the Company's gross profit increased by $1.7 million to $10.8 million, or 54.6% of revenues, compared to $9.1 million, or 51.9% of revenues, for the three months ended June 30, 2003. This increase in gross profit was due primarily to greater operating efficiencies throughout our facilities, a change in the business mix and greater revenues.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2004 increased to $9.2 million, or 46.2% of revenues, compared to $8.2 million, or 46.4% of revenues, for the same period in 2003. This net increase was attributable to $376,000 additional allowance for doubtful accounts, $183,000 higher facility cost in the second quarter of 2004 and the disposal of internally developed software with a net book value of $100,000, offset partially by $137,000 of lower information technology related costs. Additionally, the three months ended June 30, 2003 included one-time credits relating to contract penalty fee reversals, property tax refunds and coupon accrual reversal, totaling approximately $485,000. The decrease as a percentage of revenues is due to the overall increase in revenues.

Income Taxes. The Company's effective tax rate for the three months ended June 30, 2004 and 2003 was 0% and 37.3%, respectively. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with earnings for the three months ended June 30, 2004 were offset by a reduction of this valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2004.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues. Net revenues increased 10.7% to $39.8 million for the six months ended June 30, 2004 from $36.0 million for the six months ended June 30, 2003. The increase in revenues is primarily due to an increase in volumes from our direct marketing clients of approximately $3.7 million, along with an increase of $704,000 from our DSL and cable modem clients and an increase of $280,000 in our retail/catalog business, net of decreases in our B2B and telecom businesses of $775,000 and $245,000, respectively.

Cost of Revenues. Cost of revenues increased 4.4% to $17.9 million for the six months ended June 30, 2004 compared to $17.2 million for the six months ended June 30, 2003. Cost of revenues increased slightly primarily due to an overall increase in revenues.

Gross Profit. For the six months ended June 30, 2004, the Company's gross profit increased by $3.1 million to $21.9 million, or 55.0% of revenues, compared to $18.8 million, or 52.3% of revenues, for the six months ended June 30, 2003. This increase in gross profit was due primarily to greater operating efficiencies throughout our facilities, a change in the business mix and greater revenues.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2004 increased to $18.6 million, or 46.9% of revenues, compared to $17.5 million, or 48.8% of revenues, for the same period in 2003. This net increase was attributable to $840,000 additional allowance for doubtful accounts, $470,000 higher facility cost in the first half of 2004, offset partially by $330,000 of lower information technology related costs and $314,000 of lower account services related costs. Additionally, the three months ended June 30, 2003 included one-time credits relating to contract penalty fee reversals, property tax refunds and coupon accrual reversal, totaling approximately $485,000. The decrease as a percentage of revenues is due to the overall increase in revenues.

Income Taxes. The Company's effective tax rate for the six months ended June 30, 2004 and 2003 was 0% and 36.8%, respectively. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with earnings for the six months ended June 30, 2004 were offset by a reduction of this valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $1.4 million at June 30, 2004 as compared to $2.2 million at December 31, 2003. Additionally, the Company had reduced its borrowings under its revolving credit facility (discussed below) to $4.1 million outstanding at June 30, 2004 as compared to $11.8 million at December 31, 2003. The Company generated positive cash flow from operations of $7.9 million during the six months ended June 30, 2004. The Company also generated positive cash flow from operations for all of 2003. We anticipate positive cash flows from operations during the remainder of 2004. One of the primary contributors to generating cash in the first half of 2004 was a further reduction in inventory of approximately $5.9 million. This also contributed to a further reduction in borrowings under our revolving credit facility of approximately $7.7 million. Capital expenditures were $1.3 million in the first half of 2004. We anticipate capital expenditures of approximately $2.5 million to $3.0 million for all of 2004. This estimate is subject to various contingencies, including the possible need to incur additional capital expenditures related to new clients, the need to open new facilities or significant new initiatives by existing clients.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently has a revolving credit agreement with a bank maturing in June 2005. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $16.9 million at June 30, 2004. We recently reduced the maximum borrowing amount of this facility from $40.0 million to $25.0 million as the Company does not anticipate a need for the larger amount. The Company and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains various restrictive financial and change of ownership control covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants under the credit agreement. Accordingly, in the event of noncompliance, these amounts could be accelerated.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On May 13, 2004, the Company fixed $3.0 million of its $4.1 million of borrowings at a 90-day LIBOR rate of 2.74%. Interest expense of approximately $27,000 and $62,000 related to the 90-day LIBOR rate was incurred for the three and six months ended June 30, 2004, respectively. During the three months ended June 30, 2004, and 2003 the Company also incurred interest expense related to the line of credit of approximately $24,000, and $172,000, respectively. During the six months ended June 30, 2004, and 2003 the Company incurred interest expense related to the line of credit of approximately $63,000 and $401,000, respectively. At June 30, 2004, the Company had $12.8 million of additional availability under the revolving credit agreement.

During the six months ended June 30, 2004, the Company generated $7.9 million in cash flow from operating activities compared to a use of $4.5 million in cash flow from operating activities in the same period in 2003. The increase in cash provided from operating activities was primarily the result of the sale of $5.9 million in inventory. In 2003, the use of cash primarily related to the payment for $6.2 million of inventory received in the fourth quarter of 2002.

During the six months ended June 30, 2004, net cash used in investing activities for capital additions was $1.3 million as compared to $655,000 in 2003. All of these expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the six months ended June 30, 2004, the net cash used in financing activities was $7.4 million compared to $5.0 million provided by financing activities in the same period in 2003. The primary difference between years is attributable to borrowings of $4.6 million under the credit facility in 2003 versus a reduction in outstanding borrowings of $7.7 million in 2004. Additionally, during 2004, the Company generated cash of $643,000 through the exercise of previously granted employee stock options, compared to $472,000 generated during the same period in 2003. We anticipate that additional employee stock options will be exercised during the second half of 2004 resulting in additional cash payments to the Company.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to the condensed consolidated financial statements in this Form 10-Q and Note 2 to the condensed consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003. The policies that we believe are most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac's goodwill carrying amount as of June 30, 2004 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2004. The valuation supported that the fair value of the reporting unit at January 1, 2004 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Deferred Tax Asset. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of June 30, 2004 and December 31, 2003 was approximately $12.5 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2003 that expires between 2020 and 2023.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.7 million and $9.9 million has been recorded as of June 30, 2004 and December 31, 2003. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three and six months ended June 30, 2004, an income tax provision of $274,000 and $365,000, respectively, was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables and known specific facts and circumstances. One direct marketing client, with a substantial past due balance at June 30, 2004 and December 31, 2003, entered into a payment arrangement with Innotrac in February 2004. Although the terms of this arrangement were subsequently breached, payments of approximately $2.0 million towards this past due amount were received in February through July 2004. Due primarily to the financial condition, payment history and aging of the receivables of this client, the Company established a specific reserve of $1.1 million for this account at December 31, 2003. This specific reserve was increased to $2.1 million at June 30, 2004 due primarily to the breach of the previous arrangement and further deterioration in the aging of the receivable which totaled approximately $2.7 million at June 30, 2004. Management will continue to assess the level of reserve needed against this account on a quarterly basis.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive and Chief Financial Officers, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of June 30, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac's internal control over financial reporting during the second quarter of 2004.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2004, the Company held its annual meeting of shareholders in Duluth, Georgia. As of the record date, March 31, 2004, there were 11,833,193 shares of Common Stock issued, outstanding and entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 11,638,088 shares representing 98.35% of the total shares of Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect the following two directors to a three-year term expiring in 2007. The following table sets forth the number of votes cast "for" reelection and the number of votes "withheld" for each director. There were no abstentions or broker non-votes.


                                                    NUMBER OF VOTES
                                                    ---------------
                                                FOR               WITHHELD
                                                ---               --------
Scott D. Dorfman...................         11,511,158             126,930
Alston Gardner.....................         11,627,901              10,187

The directors whose terms continued after the meeting are Bruce V. Benator, Martin J. Blank, Joel E. Marks and David L. Gamsey.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d - 14(a).

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15a - 14(a).

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K:

          On May 10, 2004, the Company furnished to the Commission pursuant to
          Item 12 of Form 8-K its press release announcing the Company's financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INNOTRAC CORPORATION
                               (Registrant)



Date:  August 13, 2004         By:  /s/ Scott D. Dorfman
                                    --------------------------------------------
                                    Scott D. Dorfman
                                    President, Chief Executive Officer and
                                    Chairman of the Board (Principal Executive
                                    Officer)


Date:  August 13, 2004              /s/ David L. Gamsey
                                    --------------------------------------------
                                    David L. Gamsey
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary (Principal Financial
                                    and Accounting Officer)