Form 10-Q
period 2004-09-30
INNOTRAC CORP
filed 2004-11-12
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the transition period from          to
                                             --------    --------

                        Commission file number 000-23740
                                               ---------

                              INNOTRAC CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                         58-1592285
--------------------------------                      --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


    6655 Sugarloaf Parkway Duluth, Georgia                      30097
    -----------------------------------------         --------------------------
    (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:   (678) 584-4000
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at November 9, 2004
                                        -------------------------------
Common Stock at $.10 par value                    11,920,543 Shares

                              INNOTRAC CORPORATION

                                      INDEX


Part I. Financial Information                                                                          Page
                                                                                                       ---
   Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets -
             September 30, 2004 (Unaudited) and December 31, 2003                                       3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended September 30, 2004 and 2003 (Unaudited)                                 4

             Condensed Consolidated Statements of Operations for the
             Nine Months Ended September 30, 2004 and 2003 (Unaudited)                                  5

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2004 and 2003 (Unaudited)                                  6

             Notes to Condensed Consolidated Financial Statements (Unaudited)                           7

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     12

   Item 3.   Quantitative and Qualitative Disclosure About Market Risks                                20

   Item 4.   Controls and Procedures                                                                   20

Part II. Other Information

   Item 6.   Exhibits                                                                                  21

Signatures                                                                                             22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation ("Innotrac" or the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                 ASSETS                                         SEPTEMBER 30, 2004       DECEMBER 31, 2003
                                 ------                                         ------------------       -----------------
                                                                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents ............................................          $  1,456                  $  2,228
     Accounts receivable (net of allowance for doubtful
      accounts of $1,897 at September 30, 2004 and
      $1,696 at December 31, 2003) ........................................            17,055                    15,682
     Inventory ............................................................             4,611                    10,896
     Prepaid expenses and other ...........................................             2,500                       915
                                                                                     --------                  --------
      Total current assets ................................................            25,622                    29,721
                                                                                     --------                  --------

Property and equipment:
     Rental equipment .....................................................               594                       895
     Computer software and equipment ......................................            28,457                    27,320
     Furniture, fixtures and leasehold improvements .......................             4,884                     4,682
                                                                                     --------                  --------
                                                                                       33,935                    32,897
     Less accumulated depreciation and amortization .......................           (20,848)                  (18,147)
                                                                                     --------                  --------
                                                                                       13,087                    14,750
                                                                                     --------                  --------

Goodwill ..................................................................            25,169                    25,169
Other assets, net .........................................................             1,207                     1,322
                                                                                     --------                  --------

      Total assets ........................................................          $ 65,085                  $ 70,962
                                                                                     ========                  ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------


Current liabilities:
     Accounts payable .....................................................          $  5,875                  $  5,738
     Line of credit .......................................................             4,348                    11,802
     Accrued expenses and other ...........................................             3,491                     2,577
                                                                                     --------                  --------
      Total current liabilities ...........................................            13,714                    20,117
                                                                                     --------                  --------

Noncurrent liabilities:
 Other noncurrent liabilities .............................................             1,028                     1,083
                                                                                     --------                  --------
      Total noncurrent liabilities ........................................             1,028                     1,083
                                                                                     --------                  --------

Commitments and contingencies (see Note 5)

Shareholders' equity:
     Preferred stock: 10,000,000 shares authorized, $0.10 par value,
       no shares issued or outstanding ....................................                --                        --
    Common stock: 50,000,000 shares authorized, $0.10 par value,
      11,917,143 shares issued, 11,917,143 (2004) and 11,715,280 (2003)
      shares outstanding ..................................................             1,192                     1,171
     Additional paid-in capital ...........................................            64,491                    63,791
     Accumulated deficit ..................................................           (15,340)                  (15,200)
                                                                                     --------                  --------
      Total shareholders' equity ..........................................            50,343                    49,762
                                                                                     --------                  --------

      Total liabilities and shareholders' equity ..........................          $ 65,085                  $ 70,962
                                                                                     ========                  ========


         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                        2004               2003
                                                                      --------           --------
                                                                    (UNAUDITED)         (UNAUDITED)
Revenues .........................................                    $ 17,631           $ 18,545
Cost of revenues .................................                       8,756              8,548
                                                                      --------           --------
         Gross profit ............................                       8,875              9,997
                                                                      --------           --------

Operating expenses:
 Selling, general and administrative expenses ....                       7,931              8,819
 Depreciation and amortization ...................                       1,283              1,358
                                                                      --------           --------
   Total operating expenses ......................                       9,214             10,177
                                                                      --------           --------
         Operating loss ..........................                        (339)              (180)
                                                                      --------           --------

Other expense:
 Interest expense ................................                          63                180
 Other expense ...................................                          --                  1
                                                                      --------           --------
   Total other expense ...........................                          63                181
                                                                      --------           --------
Loss before income taxes .........................                        (402)              (361)
Income tax benefit ...............................                          --                112
                                                                      --------           --------

         Net loss ................................                    $   (402)          $   (249)
                                                                      ========           ========


Loss per share:

 Basic ...........................................                    $  (0.03)          $  (0.02)
                                                                      ========           ========

 Diluted .........................................                    $  (0.03)          $  (0.02)
                                                                      ========           ========


Weighted average shares outstanding:

 Basic ...........................................                      11,905             11,584
                                                                      ========           ========

 Diluted .........................................                      11,905             11,584
                                                                      ========           ========


         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2004                   2003
                                                                      --------               --------
                                                                     (UNAUDITED)           (UNAUDITED)

Revenues ..............................................               $ 57,433               $ 54,510
Cost of revenues ......................................                 26,670                 25,706
                                                                      --------               --------
 Gross profit .........................................                 30,763                 28,804
                                                                      --------               --------

Operating expenses:
 Selling, general and administrative expenses .........                 26,574                 26,332
 Depreciation and amortization ........................                  3,905                  4,289
                                                                      --------               --------
   Total operating expenses ...........................                 30,479                 30,621
                                                                      --------               --------
         Operating income (loss) ......................                    284                 (1,817)
                                                                      --------               --------

Other (income) expense:
 Interest expense .....................................                    234                    581
 Other income .........................................                     --                     (5)
                                                                      --------               --------
         Total other expense ..........................                    234                    576
                                                                      --------               --------
Income (loss) before income taxes .....................                     50                 (2,393)
Income tax benefit ....................................                     --                    859
                                                                      --------               --------

         Net income (loss) ............................               $     50               $ (1,534)
                                                                      ========               ========


Earnings (loss) per share:

 Basic ................................................               $     --               $  (0.13)
                                                                      ========               ========

 Diluted ..............................................               $     --               $  (0.13)
                                                                      ========               ========


Weighted average shares outstanding:

 Basic ................................................                 11,843                 11,498
                                                                      ========               ========

 Diluted ..............................................                 12,540                 11,498
                                                                      ========               ========



         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)


                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  2004                   2003
                                                                                                 -------                -------
                                                                                                (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
     Net income (loss) ...............................................................           $    50                $(1,534)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization ...............................................             3,905                  4,289
         Loss on disposal of fixed assets ............................................               106                      1
         Deferred income taxes .......................................................                --                 (1,049)
         Amortization of deferred compensation .......................................                68                     54
     Changes in operating assets and liabilities:
         Increase in accounts receivable .............................................            (1,373)                  (796)
         Decrease in inventory .......................................................             6,285                  8,460
         (Increase) decrease in prepaid expenses and other ...........................            (1,690)                    58
         Increase (decrease) in accounts payable .....................................               138                 (8,549)
         Increase (decrease) in accrued expenses and other ...........................               924                 (3,008)
                                                                                                 -------                -------
              Net cash provided by (used in) operating activities ....................             8,413                 (2,074)
                                                                                                 -------                -------

Cash flows from investing activities:
     Capital expenditures ............................................................            (2,112)                (1,018)
     Payment for business acquired ...................................................                --                   (181)
                                                                                                 -------                -------
              Net cash used in investing activities ..................................            (2,112)                (1,199)
                                                                                                 -------                -------

Cash flows from financing activities:
     (Repayments) borrowings under line of credit ....................................            (7,455)                 2,619
     Repayment of capital lease and other obligations ................................               (65)                  (100)
     Loan fees paid ..................................................................               (15)                   (31)
     Stock reacquired to settle employee stock bonus withholding tax obligation ......              (286)                    --
     Exercise of employee stock options ..............................................               748                  1,009
                                                                                                 -------                -------
              Net cash (used in) provided by financing activities ....................            (7,073)                 3,497
                                                                                                 -------                -------

Net (decrease) increase in cash and cash equivalents .................................              (772)                   224
Cash and cash equivalents, beginning of period .......................................             2,228                    961
                                                                                                 -------                -------
Cash and cash equivalents, end of period .............................................           $ 1,456                $ 1,185
                                                                                                 =======                =======

Supplemental cash flow disclosures:

     Cash paid for interest ..........................................................           $   261                $   610
                                                                                                 =======                =======

     Cash income tax refunds received, net of taxes paid .............................           $    --                $(1,565)
                                                                                                 =======                =======


         See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


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

       Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2004 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac's goodwill carrying amount as of September 30, 2004 is $25.2 million.

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

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)


       Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts (in thousands, except per share data)



                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                              -------------------------         --------------------------
                                                2004             2003             2004              2003
                                              --------         --------         --------         ---------
       Net (loss) income                      $   (402)        $   (249)        $     50         $  (1,534)

       Pro forma net (loss)                   $   (606)        $   (450)        $   (561)        $  (2,093)

       Basic and diluted net (loss)
         income per share                     $  (0.03)        $  (0.02)        $   0.00         $   (0.13)

       Basic and diluted pro forma net
         loss per share                       $  (0.05)        $  (0.04)        $  (0.05)        $   (0.18)


       Under the fair value based method, compensation cost, net of tax would have been $204,000 and $201,000 for the three months ended September 30, 2004 and 2003, respectively and $611,000 and $559,000 for the nine months ended September 30, 2004 and 2003, respectively.

       During the three months ended September 30, 2004 and 2003, options representing 24,700 and 101,700 shares were exercised, respectively. During the nine months ended September 30, 2004 and 2003, options representing 159,700 and 217,750 shares were exercised, respectively.

2.     FINANCING OBLIGATIONS

       Effective May 10, 2004, the Company amended its revolving credit agreement with a bank to reduce the maximum borrowing limit from $40.0 million to $25.0 million and to revise certain debt covenants. Although the maximum borrowing limit as amended is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.3 million at September 30, 2004. At September 30, 2004 the Company had $10.9 million available under the revolving credit agreement. The credit facility expires in June 2005.

       The Company and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains various restrictive financial and change of ownership control covenants.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)


       Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

       The financial covenants require the Company to maintain a minimum fixed charge ratio of 1.30 to 1.00. The Company's fixed charge ratio at September 30, 2004 was 1.54 to 1.00. Additionally, the revolving credit agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible net worth at September 30, 2004 was $24.9 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

       Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. Consistent with prior periods, on August 13, 2004, the Company fixed $2.0 million of its $4.3 million of borrowings at the 90-day LIBOR rate of 3.21%. During the three months ended September 30, 2004 and 2003, the Company incurred interest expense related to the line of credit of approximately $50,000 and $161,000, respectively, resulting in a weighted average interest rate of 3.90%, and 3.54%, respectively. During the nine months ended September 30, 2004 and 2003, the Company incurred interest expense related to the line of credit of approximately $174,000 and $562,000, respectively, resulting in a weighted average interest rate of 3.37% and 3.93%, respectively. The Company also incurred unused revolving credit facility fees of approximately $8,000 and $14,000 during the three months ended September 30, 2004 and 2003, respectively, and $46,000 and $37,000 during the nine months ended September 30, 2004 and 2003, respectively.

3.     EARNINGS PER SHARE

       The following table shows the shares (in thousands) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:


                                                                      Three Months            Nine Months
                                                                  Ended September 30,     Ended September 30,
                                                                   2004        2003        2004        2003
                                                                  ------      ------      ------      ------
              Diluted earnings per share:
               Weighted average shares outstanding .........      11,905      11,584      11,843      11,498
               Employee and director stock options and
                   unvested restricted shares ..............          --          --         697          --
                                                                  ------      ------      ------      ------
               Weighted average shares assuming dilution ...      11,905      11,584      12,540      11,498
                                                                  ======      ======      ======      ======


       Options outstanding to purchase 1.7 million shares and 87,500 shares of the Company's common stock for the three and nine months ended September 30, 2004, respectively, and 1.9 million shares for both the three and the nine months ended September 30, 2003 were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.     INCOME TAXES

       Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)


       deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of September 30, 2004 and December 31, 2003 was approximately $12.7 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2003 that expires between 2020 and 2023.

       Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.8 million and $9.9 million has been recorded as of September 30, 2004 and December 31, 2003, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three and nine months ended September 30, 2004, an income tax benefit of $77,000 and an income tax provision of $14,000, respectively, was offset by a corresponding increase and reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.     COMMITMENTS AND CONTINGENCIES

       Shareholder Rights Plan. In December 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one right for each outstanding share of the Company's common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 26.1% of the shares outstanding on September 30, 2004. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the board of directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

       Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

       Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)


       employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three and nine months ended September 30, 2004 and 2003, the Company had substantially met the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of $6,000 and $16,000 for the three and nine months ended September 30, 2004, respectively.

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

ITEM 2 -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company's reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past two years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under "Business---Certain Factors Affecting Forward-Looking Statements" in our Annual Report on Form 10-K.

OVERVIEW

Innotrac Corporation ("Innotrac" or the "Company"), founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and two call centers in six cities spanning all time zones across the continental United States.

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

                -       cross-sell/up-sell services

                -       collaborative chat

                -       intuitive e-mail response

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Today, the Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years. Prior to 2001, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical. While a large portion of the Company's revenues are still derived from this industry group, the chart below is indicative of the diversification efforts achieved in recent years.

      BUSINESS MIX

                                                        Three Months Ended         Nine Months Ended
                                                            September 30,            September 30,
                                                        -------------------       -------------------
                  Business Line/Vertical                 2004         2003         2004         2003
                  ----------------------                ------       ------       ------       ------
                   Telecommunications                    20.8%        26.2%        20.5%        24.3%
                   Modems                                20.6         19.8         20.0         19.8
                   Retail/Catalog                        31.0         25.4         26.9         26.4
                   Direct Marketing                      15.7         17.6         22.0         17.1
                   Business-to-Business ("B2B")          11.9         11.0         10.6         12.4
                                                       ------       ------       ------       ------
                                                        100.0%       100.0%       100.0%       100.0%
                                                       ======       ======       ======       ======

      Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, caller ID equipment, digital subscriber line ("DSL") and other telecommunications products to companies such as BellSouth Corporation and Qwest Communications International, Inc. and their customers. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain BellSouth inventory for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment, DSL modems and ancillary equipment. Despite the termination in the third quarter of 2004 of two programs with one of our telecommunication clients, which contributed $2.3 million in revenue for the nine months ended September 30, 2004, we anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will remain fairly constant for the remainder of the year due mainly to increased volumes (but at lower margins as compared to 2003) from our DSL modem business, which is still in a strong growth mode. The telephone and caller ID equipment business is mature, yet steady.

      Retail, Catalog and Direct Marketing. The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients, including such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Tactica International, Inc., Porsche Cars North America, Inc., Nordstrom.com LLC, Martha Stewart Living Omnimedia, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during the remainder of 2004 due to the anticipated additions of new channels, product lines and divisions for existing clients, along with internal growth and a strengthening of the overall economy. Actual sales volumes experienced in the first nine months of 2004 for our retail/catalog

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      vertical increased over $1.0 million from the first nine months of 2003. However, we have been notified that the Martha Stewart Living Omnimedia business will end in March 2005. For the nine months ended September 30, 2004, this client represented 4.7% of total revenues.

      Revenues attributable to our direct marketing clients increased in the first half of 2004 due to a highly successful new product introduced by one of our newer direct marketing clients, but weakened considerably in the third quarter as that product matured and the client's advertising for that product was reduced. The direct marketing vertical was weak throughout all of 2003.

      On October 21, 2004, Tactica International, Inc. ("Tactica"), one of the Company's direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. For the nine months ended September 30, 2004, this client represented 3.6% of total revenues. As of October 21, 2004, Tactica owed $2,753,281 in principal to Innotrac for past fulfillment and call center services. On October 25, 2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order ("Stipulation") entered into between Tactica and Innotrac, whereby Tactica has acknowledged the validity of Innotrac's claim and Innotrac's first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. According to Tactica's bankruptcy filing, Tactica has valued this inventory at approximately $7.6 million as of September 30, 2004. This Stipulation allows Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. The Stipulation requires that the proceeds from the sale of such inventory be split with Innotrac 55%/45% on the first $1.6 million in customer orders and 60%/40% thereafter upon receipt of Tactica customer payments. Additionally, Tactica is required to prepay Innotrac for any services prior to its inventory being shipped.

      The Company has recorded a reserve associated with this receivable. Based on the Stipulation and an appraisal performed by a third party independent appraiser, the reserve was decreased from $2.1 million at June 30, 2004 to $1.5 million at September 30, 2004. The Company hopes to recover a substantial portion of the receivable, but it is too early in Tactica's Chapter 11 proceeding to predict the ultimate recovery.

      Business-to-Business. The Company also provides these services for business-to-business ("B2B") clients including Books Are Fun, Ltd. (a subsidiary of Reader's Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.

      RESULTS OF OPERATIONS

      The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2004 and 2003. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

      The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                               Three Months                     Nine Months
                                                            Ended September 30,             Ended September 30,
                                                            2004            2003            2004           2003
                                                           ------          ------          ------         ------
       Revenues .......................................     100.0%          100.0%          100.0%         100.0%
       Cost of revenues ...............................      49.7            46.1            46.4           47.2
                                                           ------          ------          ------         ------
        Gross margin ..................................      50.3            53.9            53.6           52.8
       Selling, general and administrative expenses ...      45.0            47.6            46.3           48.2
       Depreciation and amortization ..................       7.2             7.3             6.8            7.9
                                                           ------          ------          ------         ------
        Operating (loss) income .......................      (1.9)           (1.0)            0.5           (3.3)
       Other expense, net .............................        .4             0.9              .4            1.1
                                                           ------          ------          ------         ------
        (Loss) income before income taxes .............      (2.3)           (1.9)            0.1           (4.4)
       Income tax benefit .............................        --             0.6              --            1.6
                                                           ------          ------          ------         ------
        Net (loss) income .............................      (2.3)%          (1.3)%           0.1%          (2.8)%
                                                           ======          ======          ======         ======


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. Net revenues decreased 4.9% to $17.6 million for the three months ended September 30, 2004 from $18.5 million for the three months ended September 30, 2003. The decrease in revenues is primarily due to decreases in volumes from our telecom and direct marketing clients of approximately $1.2 million and $692,000, respectively, offset by an increase of approximately $746,000 from our retail/catalog business and an increase in our B2B business of approximately $118,000.

Cost of Revenues. Cost of revenues increased 2.4% to $8.8 million for the three months ended September 30, 2004 compared to $8.5 million for the three months ended September 30, 2003. Cost of revenues increased primarily due to the implementation and start-up costs associated with several new clients in the third quarter of 2004 and a change in the business mix, offset by reduced costs associated with lower revenues.

Gross Profit. For the three months ended September 30, 2004, the Company's gross profit decreased by $1.1 million to $8.9 million, or 50.3% of revenues, compared to $10.0 million, or 53.9% of revenues, for the three months ended September 30, 2003. This decrease in gross profit was due primarily to a change in the business mix to clients with lower margin revenue along with the start-up costs associated with several new clients and the reduction in revenues described above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2004 decreased to $7.9 million, or 45.0% of revenues, compared to $8.8 million, or 47.6% of revenues, for the same period in 2003. This net decrease was attributable to an adjustment of $576,000 in allowances for doubtful accounts related to the Tactica receivable and $239,000 of lower account services related costs.

Interest Expense. Interest expense for the three months ended September 30, 2004 decreased to $63,000 compared to $180,000 for the same period in 2003. This decrease was attributable to a reduction in borrowings from the line of credit during the three months ended September 30, 2004 compared to the same period in 2003.

Income Taxes. The Company's effective tax rate for the three months ended September 30, 2004 and 2003 was 0% and 31.0%, respectively. At December 31, 2003, a valuation allowance was recorded against the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with earnings for the three months ended September 30, 2004 were offset by a reduction of this valuation allowance resulting in an effective tax rate of 0% for the three months ended September 30, 2004.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. Net revenues increased 5.4% to $57.4 million for the nine months ended September 30, 2004 from $54.5 million for the nine months ended September 30, 2003. The increase in revenues is primarily due to an increase from our direct marketing clients of approximately $3.0 million, an increase of $1.0 million in our retail/catalog business and an increase of $690,000 from our DSL and cable modem clients, net of decreases in our telecom and B2B businesses of $1.4 million and $657,000, respectively.

Cost of Revenues. Cost of revenues increased 3.8% to $26.7 million for the nine months ended September 30, 2004 compared to $25.7 million for the nine months ended September 30, 2003. Cost of revenues increased slightly primarily due to the overall increase in revenues and the implementation, start-up costs associated with several new clients in the third quarter of 2004 and a change in the business mix.

Gross Profit. For the nine months ended September 30, 2004, the Company's gross profit increased by $2.0 million to $30.8 million, or 53.6% of revenues, compared to $28.8 million, or 52.8% of revenues, for the nine months ended September 30, 2003. This increase in gross profit was due primarily to greater operating efficiencies throughout our facilities, and the change in the business mix to clients with higher margin revenue along with the overall increase in revenues described above, offset slightly by the implementation and start-up costs associated with several new clients in the third quarter of 2004.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2004 increased to $26.6 million, or 46.3% of revenues, compared to $26.4 million, or 48.3% of revenues, for the same period in 2003. This net increase was attributable to $363,000 additional allowance for doubtful accounts, $677,000 higher facility cost during the first nine months of 2004, offset by $266,000 of lower information technology related costs, $361,000 of lower equipment costs and $654,000 of lower account services related costs. There was also a reduction in sales and marketing expenses of $144,000 in 2004 as compared to 2003. Additionally, the nine months ended September 30, 2003 included one-time credits relating to contract penalty fee reversals, property tax refunds and coupon accrual reversal, totaling approximately $485,000. The decrease as a percentage of revenues is due to the overall increase in revenues.

Interest Expense. Interest expense for the nine months ended September 30, 2004 decreased to $234,000 compared to $581,000 for the same period in 2003. This decrease was attributable to a reduction in borrowings from the line of credit during the nine months ended September 30, 2004 compared to the same period in 2003.

Income Taxes. The Company's effective tax rate for the nine months ended September 30, 2004 and 2003 was 0% and 35.9%, respectively. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with earnings for the nine months ended September 30, 2004 were offset by a reduction of this valuation allowance resulting in an effective tax rate of 0% for the nine months ended September 30, 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $1.5 million at September 30, 2004 as compared to $2.2 million at December 31, 2003. Additionally, the Company had reduced its borrowings under its revolving credit facility (discussed below) to $4.3 million outstanding at September 30, 2004 as compared to $11.8 million at December 31, 2003. The Company generated positive cash flow from operations of $8.4 million during the nine months ended September 30, 2004. The Company also generated positive cash flow from operations for all of 2003. We anticipate positive cash flows from operations during the remainder of 2004. One of the primary contributors to generating cash in the first nine months of 2004 was a further reduction in inventory of approximately $6.3 million. This also contributed to a further reduction in borrowings under our revolving credit facility of approximately $7.5 million.

The Company currently has a revolving credit agreement with a bank maturing in June 2005. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.3 million at September 30, 2004. We recently reduced the maximum borrowing amount of this facility from $40.0 million to $25.0 million as the Company does not anticipate a need for the larger amount. The Company and its subsidiary have granted a security interest in all of their assets and the subsidiary has provided a guarantee to the lender as collateral under this revolving credit agreement.

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

The lender recently agreed to increase the limit on annual capital expenditures under the agreement from $2.0 million to $3.0 million for fiscal 2004. Capital expenditures were $2.1 million in the nine months ended September 30, 2004. We anticipate capital expenditures of no greater than $3.0 million for all of 2004.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On August 13, 2004, the Company fixed $2.0 million of its $4.3 million of borrowings at a 90-day LIBOR rate of 3.21%. Interest expense of approximately $20,000 and $82,000 related to the 90-day LIBOR rate was incurred for the three and nine months ended September 30, 2004, respectively. During the three months ended September 30, 2004, and 2003 the Company also incurred interest expense related to the variable portion of the line of credit of approximately $30,000, and $161,000, respectively. During the nine months ended September 30, 2004, and 2003 the Company incurred interest expense related to the variable portion of the line of credit of approximately $93,000 and $562,000, respectively. At September 30, 2004, the Company had $10.9 million of additional availability under the revolving credit agreement.

During the nine months ended September 30, 2004, the Company generated $8.4 million in cash flow from operating activities compared to a use of $2.1 million in cash flow from operating activities in the same period in 2003. The increase in cash provided from operating activities was primarily the result of the reduction of $6.3 million in inventory. In 2003, the use of cash primarily related to the payment for $6.2 million of inventory received in the fourth quarter of 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the nine months ended September 30, 2004, net cash used in investing activities for capital additions was $2.1 million as compared to $1.0 million in 2003. All of these expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the nine months ended September 30, 2004, the net cash used in financing activities was $7.1 million compared to $3.5 million provided by financing activities in the same period in 2003. The primary difference between years is attributable to borrowings of $2.6 million under the credit facility in 2003 versus a reduction in outstanding borrowings of $7.5 million in 2004. Additionally, during 2003, the Company generated cash of $1.0 million through the exercise of previously granted employee stock options, compared to $748,000 generated in 2004. We anticipate that additional employee stock options will be exercised during the balance of 2004 resulting in additional cash payments to the Company.

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

Innotrac's goodwill carrying amount as of September 30, 2004 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2004. The valuation supported that the fair value of the reporting unit at January 1, 2004 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Deferred Tax Asset. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of September 30, 2004 and December 31, 2003 was approximately $12.7 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2003 that expires between 2020 and 2023.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.8 million and $9.9 million has been recorded as of September 30, 2004 and December 31, 2003. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three and nine months ended September 30, 2004, an income tax benefit of $77,000 and an income tax provision of $14,000, respectively, was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables and known specific facts and circumstances. One of Innotrac's direct marketing clients, Tactica, with a substantial past due balance at September 30, 2004 and December 31, 2003, filed for Chapter 11 bankruptcy protection on October 21, 2004. Subsequently, Innotrac and Tactica entered into a Stipulation and Consent Order whereby the client has acknowledged the validity of the Company's claim and first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. Due primarily to the financial condition, payment history and aging of the receivables of this client, the Company established a specific reserve of $1.1 million for this account at December 31, 2003. The specific reserve was increased to $2.1 million at June 30, 2004 due primarily to the breach of the previous arrangement and further deterioration in the aging of the receivable. Based on the Stipulation and an appraisal performed by a third party independent appraiser, the specific reserve was decreased from $2.1 million at June 30, 2004 to $1.5 million at September 30, 2004. The receivable balance totaled approximately $2.7 million at September 30, 2004.

Management will continue to assess the level of reserve needed against this account on a quarterly basis. The Company anticipates recovering a substantial portion of the receivable, but it is too early in Tactica's Chapter 11 proceeding to predict the ultimate recovery.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive and Chief Financial Officers, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of September 30, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac's internal control over financial reporting during the third quarter of 2004.

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS

     Exhibits:

       10.20 Lease, dated August 16, 2004, by and between Centerpoint 800 LLC and Innotrac Corporation

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


                               INNOTRAC CORPORATION
                               ------------------------------------------
                               (Registrant)



Date: November 12, 2004        By: /s/ Scott D. Dorfman
                                   --------------------
                                   Scott D. Dorfman
                                   President, Chief Executive Officer and
                                   Chairman of the Board (Principal Executive
                                   Officer)


Date: November 12, 2004            /s/ David L. Gamsey
                                   -------------------
                                   David L. Gamsey
                                   Senior Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   and Accounting Officer)