Form 10-K
period 2004-12-31
INNOTRAC CORP
filed 2005-03-31
CIK 1051114

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

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-23741

                              INNOTRAC CORPORATION
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                 58-1592285
---------------------------------------------          ------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                         Identification No.)

                  6655 SUGARLOAF PARKWAY, DULUTH, GEORGIA 30097
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: The Nasdaq National Market.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.10 Per Share.

               Series A Participating Cumulative Preferred Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant's outstanding Common Stock) of the Registrant as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter was $25,955,361 based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

      At March 21, 2005, there were 12,037,994 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2004.

                              INNOTRAC CORPORATION
                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I........................................................................................................     3
         ITEM 1.      BUSINESS................................................................................     3
                      CERTAIN FACTORS AFFECTING FORWARD-LOOKING
                      STATEMENTS..............................................................................     8

                      EXECUTIVE OFFICERS OF THE REGISTRANT....................................................    12
         ITEM 2.      PROPERTIES..............................................................................    13
         ITEM 3.      LEGAL PROCEEDINGS.......................................................................    14
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................    14

PART II.......................................................................................................    15
         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                      STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                      SECURITIES..............................................................................    15
         ITEM 6.      SELECTED FINANCIAL DATA.................................................................    16
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................................................    17
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK....................................................................................    26
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................    26
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................    44
         ITEM 9A.     CONTROLS AND PROCEDURES.................................................................    44
         ITEM 9B.     OTHER INFORMATION.......................................................................    44

PART III......................................................................................................    45
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................    45
         ITEM 11.     EXECUTIVE COMPENSATION..................................................................    45
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............................................    45
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................    46
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................    46

PART IV.......................................................................................................    46
         ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..............................................    46
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.........................................   S-1

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

Innotrac receives most of our clients' orders either through inbound call center services, electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.

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

            -     inbound call center services

            -     technical support and order status

            -     returns and refunds processing

            -     call centers integrated into fulfillment platform

            -     cross-sell/up-sell services

            -     collaborative chat

            -     intuitive e-mail response

The Company is a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and caller ID equipment ("Telecommunications products") and Digital Subscriber Line Modems ("Modems") for clients such as BellSouth Corporation ("BellSouth"), Qwest Communications International, Inc. ("Qwest") and their customers.

The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing companies such as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., Nordstrom.com LLC, Martha Stewart Living Omnimedia, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmissions from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country, and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory is held on a consignment basis, with certain exceptions, and includes items such as shoes, clothing, accessories, books and outdoor furniture.

The Company also provides these services for business-to-business ("B2B") clients including Books are Fun, Ltd. (a subsidiary of Readers' Digest), NAPA and The Walt Disney Company.

The following table sets forth the percentage of revenues generated by the Company's various business lines during 2004 and 2003:

                                    2004        2003
                                    -----       -----
Telecommunications products          18.7%       23.0%
Modems                               19.5        19.4
Retail/Catalog                       30.7        27.4
Direct Marketing                     20.5        18.0
B2B                                  10.6        12.2
                                    -----       -----
                                    100.0%      100.0%
                                    =====       =====

In August 2002, we leased a 396,000 square foot fulfillment center near Cincinnati, in Hebron, Kentucky. This facility provides fulfillment for Smith & Hawken, Ltd. Capital expenditures associated with this facility were approximately $4.6 million and were funded through our bank line of credit.

In August 2004, we leased a 75,000 square foot fulfillment center in New Castle, Delaware. This new facility provides fulfillment services for a new direct marketing client. Capital expenditures associated with this facility were approximately $260,000.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Hebron, Kentucky and New Castle, Delaware, our national footprint is virtually complete. We are committed to deeper penetration within our existing business lines and continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in diverse industries. We will continue to seek new clients and may open additional facilities in other geographic locations to service these needs.

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

Our Atlanta operations earned ISO 9001:2000 certification in 2002, our Hebron, Kentucky operations earned ISO 9001:2000 certification in 2003 and our Pueblo operations earned ISO 9001:2000 certification in 2004. We are dedicated to providing quality service to our clients at every step in the fulfillment process.

To ensure order accuracy, shipment inspection and system driven validation are performed to prove the contents exactly match the order prior to shipment. In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order. Our 2004 order accuracy rate exceeded 99.5%.

INVENTORY MANAGEMENT. An integral part of our fulfillment services is the monitoring and control of our clients' inventories. We provide automated inventory management and reporting to assure real-time stock counts of our client's products, literature and other items. Our inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to quickly assess stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct system integration. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems, which improves the efficiency of stock management and selection. We also perform cycle counts throughout the year to check system-maintained item balances against physical item balances. Our facilities have several layers of security. When necessary, we dispose of clients' products utilizing established guidelines. Disposal procedures vary depending on the product and client business rules.

PURCHASING MANAGEMENT. For certain clients, we place orders for products we fulfill with vendors chosen by those clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, arranging returns and credits as well as forecasting product quantities required for normal business programs or promotions.

PRODUCT CONSIGNMENT AND WAREHOUSING. For substantially all of our clients, we warehouse products on a consignment basis and fulfill orders on behalf of our customers for a fee.In certain cases (primarily BellSouth), we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

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

We utilize three primary warehouse management systems depending on our business line and our locations. In 2002, we completed the implementation of PKMS for clients at our Pueblo, Atlanta and Chicago-Romeoville warehouses. PKMS is an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping. PKMS provides efficiencies in inventory management, outbound distribution and task management. Our Chicago-Bolingbrook and Cincinnati-Hebron facilities utilize an Optum warehouse management system, which is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers.

Our Reno and Delaware facilties utilize an internally-developed, customized order management system ("OMS") that is fully integrated with a customized warehouse management solution and includes front-end customer relationship management capabilities, which we believe is suitable for direct marketing clients. In 2002, we added Martha Stewart Living Omnimedia and Smith & Hawken to that system. As part of the migration of those two new clients onto the system we added the requisite functionality and customization. The customized nature of the system required significant resources to properly scale the system to meet our clients' needs and resulted in a considerable increase in IT costs in 2002. These costs returned to normalized levels in 2003 and 2004.

We believe that our use of different systems for different types of clients and products allow us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2004 was supporting approximately 275 representatives. Additionally, the ACD system is integrated with software designed to enable management to staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an Aspect ACD Enterprise System switch and is currently supporting approximately 90 representatives. Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our eight fulfillment centers' order management systems where it is processed. Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2005, we had over 890 full-time employees supported by part-time staff on an as-needed basis. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees. Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized.

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

Telephone sales practices are regulated at both the federal and state level. These regulations primarily relate to outbound teleservices, which, in most cases, we outsource to another company. The few cases where we do conduct outbound teleservices are related solely to the support of our clients with catalog sales programs, and thus are exempt from the regulations most commonly associated with outbound teleservices. Outbound teleservices are regulated by the rules of the FCC under the Federal Telephone Consumer Protection Act of 1991, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 as amended and various state regulations regarding telephone solicitations. We believe that we are in compliance with these federal statutes and the FCC rules thereunder and the various state regulations, and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

We work closely with our clients, companies we outsource outbound teleservices to and their respective advisors to ensure that we and our clients are in compliance with these regulations. We cannot predict whether the status of the regulation of Caller ID services or e-commerce will change and what affect, if any, this change would have on us or our industry.

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

Innotrac focuses on developing long-term contractual relationships with large corporations. A relatively small number of our clients account for a significant portion of our revenues. If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits.

OUR WRITTEN CONTRACTS GENERALLY DO NOT GUARANTEE SPECIFIC VOLUME LEVELS AND CAN USUALLY BE TERMINATED ON LITTLE NOTICE.

Although we have written agreements with most of our clients, our agreements generally do not assure specific volume or revenue levels. In addition, some agreements provide for termination for any reason on short notice. Our current agreement with BellSouth may be terminated by BellSouth for any reason upon 90 days notice. Furthermore, we are contractually bound to our facility leases until their terms expire. If a client terminates its contract suddenly, we will still have obligations under our leases.

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN THE TELECOMMUNICATIONS INDUSTRY, INCLUDING DSL MODEMS.

Approximately 38% of our revenues in 2004 and approximately 42% of our revenues in 2003 were attributable to Telecommunications products and Modems clients. Consequently, we are particularly susceptible to negative changes affecting these industries in general. The telecommunications industry has suffered a material downturn since mid-2000, which has had a significant negative impact on our business. To ameliorate this risk, we have been diversifying our client base across more industries and clients, including through selective acquisitions. We cannot guarantee, however, that the telecommunications industry will strengthen in 2005 or not deteriorate further, or that our diversification strategy will be successful.

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN THE DIRECT RESPONSE INDUSTRY.

Approximately 21% of our revenues in 2004 and approximately 18% of our revenues in 2003 were attributable primarily to clients in the direct response industry. Consequently, we are particularly susceptible to negative changes that impact this industry and our clients in particular, including potential false advertising product claims and Federal Trade Commission regulation and enforcement. The direct response industry has suffered a material downturn since the third quarter of 2001, which has had a significant negative impact on our business. This general downturn has significantly weakened the financial strength and wherewithal of companies in this sector which increases our risk pertaining to future business, growth and the collectibility of accounts receivable from our existing clients. If any of our existing direct response clients were to default on their amounts due Innotrac, this would result in a material charge against earnings. One of these clients, Tactica, has a material past due balance for which a reserve has been recorded.

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

In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect our business, financial condition and results of operations. For more information about our competition, see "Business -- Competition" in this Item 1.

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

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients' needs and maintain competitiveness. Our Reno systems, which provide service to several of our largest clients, are completely customized and therefore not supported by third party providers. We are heavily reliant on a small number of developers. If these developers leave, it could materially adversely affect our business. We provide details about our technology in "Business -- Technology" in this Item 1.

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

OUR COMMON STOCK LACKS LIQUIDITY AND IS HELD BY A SMALL NUMBER OF INVESTORS.

As of December 31, 2004, Innotrac officers and directors owned approximately 47.7% of the outstanding common stock. Two institutional shareholders, IPOF Fund, L.P. and Dimensional Fund Advisors, Inc., and their affiliates held 28.3% and 4.59%, respectively. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac's significant shareholders decided to liquidate its position, our common stock price would likely decline materially.

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

DUE TO THE NATURE OF OUR BUSINESS WE HAVE A SIGNIFICANT AMOUNT OF UNSKILLED LABOR AND A HIGH TURNOVER RATE THEREBY INCREASING OUR EXPOSURE TO
EMPLOYEE-RELATED LITIGATION.

Our fulfillment and call centers employ a sizable amount of unskilled labor and generate a high turnover rate. Furthermore, due to the downturn in the economy and its adverse effects on our business, we have had to terminate employees from time to time. Our exposure to litigation as a result of employee matters has recently increased.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

               NAME                  AGE                 POSITION
               ----                  ---                 --------
Scott D. Dorfman..................   47   Chairman of the Board, President and Chief
                                          Executive Officer

David L. Ellin....................   46   Senior Vice President

Larry C. Hanger...................   50   Senior Vice President

Robert J. Toner...................   41   Vice President -- Logistics

James R. McMurphy.................   45   Vice President -- Information Technology

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

Mr. Ellin joined Innotrac in 1986 and currently serves as Senior Vice President. He served as a Director from December 1997 through May 2004. He held the position of Senior Vice President and Chief Operating Officer from November 1997 to December 2001 and served as Vice President from 1988 to November 1997. From 1984 to 1986, Mr. Ellin was employed by the Atlanta branch of WHERE Magazine, where he managed the sales and production departments. From 1980 to 1984, Mr. Ellin was employed by Paymaster, where he was responsible for Paymaster's sales and collections.

Mr. Hanger joined Innotrac in 1994 and has served as Senior Vice President since April 1999 and as a Director from December 1997 through February 2004. He served as Vice President -- Business Development from November 1997 through April 1999. He served as Innotrac's Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager -- Third Party Marketing at BellSouth Telecommunications, Inc., a regional telecommunications company, where he managed the marketing program for BellSouth's network services and was involved in implementing the billing options program for BellSouth with Innotrac.

Mr. Toner joined Innotrac in June 2001 as Vice President -- Logistics. He brings 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Most recently, Mr. Toner was the General Manager for East Coast Operations for Webvan Group Inc., an Internet retailer.

Mr. McMurphy joined Innotrac in April 2003 as Vice President and Chief Information Officer.Prior to joining Innotrac, Mr. McMurphy was with Capital One Financial Corporation, a leading credit card issuer and consumer lender, from March 2002 to April 2003, where he served as Chief Information Officer for one of their divisions. Prior to Capital One, from December 1996 through December 2001, he was Chief Information Officer for Pleasant Company, a division of Mattel Toys and makers of American Girl Dolls. In addition, prior to Mattel Toys, he served as a consultant for Price Waterhouse LLP (now PricewaterhouseCoopers LLP).

ITEM 2. PROPERTIES

Currently, the Company leases all of its facilities. Our headquarters and fulfillment facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet are used as fulfillment space. This site also includes approximately 3.5 acres that will be available for Innotrac's expansion, if required. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years with two five-year renewal options. The lease provides for an option to purchase the facility at the end of the first five years of the term or at the end of the first 10 years of the term. We have not yet determined whether we will exercise this purchase option.

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. In June 2004, we exercised the first renewal option to extend the lease for five years. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 370 workstations of which we utilized 275 at December 31, 2004. It currently operates from 5:00am MST to 11:00pm MST seven days per week. The remaining 42,000 square feet are used for fulfillment services.

In October 1999, we entered into a lease for an additional fulfillment facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. In August 2000, the Company entered into a lease extension and modification that expanded the facility space from approximately 52,000 square feet to 82,000 square feet. This lease expired in January 2005 however we are in the process of negotiating the renewal of the lease and are currently leasing the space on a month-to-month basis.

We operate a facility in Reno, Nevada that consists of over 275,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations. Our UDS division leases this facility through two lease agreements, which were initiated in October 2002 and October 2000. These agreements have lease terms of five years and seven years, respectively. Currently, the call center is configured with approximately 120 workstations, of which 90 were being utilized at December 31, 2004. The call center operates from 5:00 am PST to 10:00 pm PST Monday through Friday and 6:00 am PST to 8:00 pm PST Saturday and Sunday.

We operate a 354,000 square foot facility in Bolingbrook, Illinois. The lease for this facility was initiated at the date of acquisition in July 2001, and we renewed for an additional five years, at a lower monthly rental rate, commencing January 1, 2003. This lease contains one additional five-year renewal option. This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space.

We operate a facility in Hebron, Kentucky for an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space. This facility is fully occupied by inventory for our client, Smith & Hawken.

We operate a facility in Romeoville, Illinois for an initial term of five years and two months with two five-year renewal options. The facility provides approximately 204,307 square feet of fulfillment and warehouse space, and we have an option to lease an additional 51,254 square feet in the future.

In August 2004, we entered into a three year lease for a new facility in New Castle, Delaware. This new facility provides 75,000 square feet of fulfillment and warehouse space for a new direct marketing client.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding. We are, from time to time, a party to litigation arising in the normal course of our business. Our fulfillment and call centers employ a sizable amount of unskilled labor and generate a high turnover rate. Furthermore, due to the downturn in the economy and its adverse affects on our business, we have had to terminate employees from time to time. Our exposure to litigation as a result of employee matters has increased. Although management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, it is possible that such litigation and the related cost could become material in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the Nasdaq National Market under the symbol "INOC".The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the Nasdaq National Market.

                                                                                 High              Low
                                                                                 ----              ---
2004
  First Quarter......................................................           $12.000          $10.450
  Second Quarter.....................................................           $11.830          $ 6.800
  Third Quarter......................................................           $ 9.550          $ 7.400
  Fourth Quarter.....................................................           $ 9.280          $ 7.630
  Fiscal Year Ended December 31, 2004................................           $12.000          $ 6.800
2003
  First Quarter......................................................           $ 4.600          $ 2.150
  Second Quarter.....................................................           $ 6.659          $ 3.950
  Third Quarter......................................................           $ 8.340          $ 5.760
  Fourth Quarter.....................................................           $10.490          $ 7.750
  Fiscal Year Ended December 31, 2003................................           $10.490          $ 2.150

The approximate number of holders of record of Common Stock as of March 30, 2005 was 67. The approximate number of beneficial holders of our Common Stock as of that date was 1,400.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT

                                                                                            (d) Maximum
                                                                                              Number (or
                                                                (c)Total Number of      Approximately Dollar
                                                                 Shares (or Units)      Value) of Shares (or
                                                                 Purchased as Part       Units) that May Yet
                        (a) Total Number      (b) Average Price     of Publicly           Be Purchased Under
                        of Shares(or Units)   Paid per Share(or    Announced Plans           the Plans or
       Period                Purchased              Unit)          or Programs                 Programs
 March 1, 2004 -
March 31, 2004(1)            24,498(2)             $11.69                 0                          0

(1) There were no other issuer purchases during the year ended December 31, 2004.

(2) In March 2004, the Company reacquired stock to settle employee stock bonus withholding tax obligations.

Item 12 of Part III contains information concerning the Company's equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The selected historical statements of operations data for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the selected historical balance sheet data for the periods then ended have been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

RESULTS FOR YEAR ENDED DECEMBER 31:             2004           2003             2002              2001              2000
(IN 000'S, EXCEPT PER SHARE AMOUNTS)          -------        --------         --------         ---------         ---------
Revenues                                      $78,322        $ 74,740         $ 82,420         $ 121,859         $ 202,975
Cost of revenues                               37,925          35,157           46,444            68,153           161,972
Special (credits) charges                           -               -             (293)                -            16,462
                                              -------        --------         --------         ---------         ---------
 Gross profit                                  40,397          39,583           36,269            53,706            24,541
                                              -------        --------         --------         ---------         ---------
OPERATING EXPENSES:
Selling, general and administrative            34,800          36,444           37,332            43,329            38,209
Special (credits) charges                           -             (30)             404                 -            17,801
Depreciation and amortization                   5,202           5,622            5,336             4,864             4,168
                                              -------        --------         --------         ---------         ---------
 TOTAL OPERATING EXPENSES                      40,002          42,036           43,072            48,193            60,178
                                              -------        --------         --------         ---------         ---------
 Operating income (loss)                          395          (2,453)          (6,803)            5,513           (35,637)
                                              -------        --------         --------         ---------         ---------
Interest expense (income) , net                   285             741              318              (532)               80
Other expense (income)                              -              15             (124)              (20)              141
                                              -------        --------         --------         ---------         ---------
 TOTAL OTHER EXPENSE (INCOME)                     285             756              194              (552)              221
                                              -------        --------         --------         ---------         ---------
Income (loss) before income taxes
 and minority interest                            110          (3,209)          (6,997)            6,065           (35,858)
Income tax  (provision) benefit                     -          (8,772)           2,578            (2,573)           14,084
                                              -------        --------         --------         ---------         ---------
Net income (loss) before minority                 110         (11,981)          (4,419)            3,492           (21,774)
interest

Minority interest, net of income taxes              -               -                -              (893)             (199)
                                              -------        --------         --------         ---------         ---------
 NET INCOME (LOSS)                            $   110        $(11,981)        $ (4,419)        $   4,385         $ (21,575)
                                              =======        ========         ========         =========         =========

Net income (loss) per share-basic             $  0.01        $  (1.04)        $  (0.38)        $    0.39         $   (1.92)
Net income (loss) per share-diluted           $  0.01        $  (1.04)        $  (0.38)        $    0.38         $   (1.92)

COMMON STOCK INFORMATION:
Average number of common shares
 outstanding-basic                             11,865          11,542           11,516            11,318            11,212
Book value per common share(1)                $  4.23        $   4.25         $   5.13         $    5.57         $    5.16

YEAR-END FINANCIAL POSITION:

Current assets                                $24,430        $ 29,721         $ 41,619         $  58,093         $  76,150
Current liabilities                            11,716          20,117           20,143            35,717            34,175
Property and equipment, net                    12,499          14,750           18,915            14,500            13,717
Total assets                                   63,373          70,962           95,499            99,393            97,145
Long-term obligations                           1,098           1,083           15,497               393               166
Total liabilities                              12,814          21,200           35,640            36,110            34,341
Total shareholders' equity                    $50,559        $ 49,762         $ 59,859         $  63,283         $  58,635

(1) Book value per common share is calculated by dividing total shareholders' equity at year end by the number of common shares outstanding at year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company's reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in Item 1 of this Annual Report on Form 10-K, under "Business--Certain Factors Affecting Forward-Looking Statements".

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

            -     inbound call center services

            -     technical support and order status

            -     returns and refunds processing

            -     call centers integrated into fulfillment platform

            -     cross-sell/up-sell services

            -     collaborative chat

            -     intuitive e-mail response

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical. Today, the Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years.

BUSINESS MIX

Business Line/Vertical           2004                2003
---------------------------      -----               -----
Telecommunications products       18.7%               23.0%
Modems                            19.5                19.4
Retail/Catalog                    30.7                27.4
Direct Marketing                  20.5                18.0
B2B                               10.6                12.2
                                 -----               -----
                                 100.0%              100.0%
                                 =====               =====

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, Caller ID equipment, Digital Subscriber Line Modems ("DSL") and other telecommunications products to companies such as BellSouth Corporation ("BellSouth") and Qwest Communications International, Inc. ("Qwest") and their customers. Inventory for our telecommunications and DSL clients is held on a consignment basis, with the exception of certain BellSouth inventory, for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment and DSL modems and ancillary equipment. Despite the termination in the third quarter of 2004 of two programs with one of our telecommunication clients, which contributed $2.4 million in revenue for the year ended December 31, 2004, we anticipate that the percentage of our revenues attributable to telecommunications and DSL clients will remain fairly constant during 2005 due mainly to increased volumes (but lower margins as compared to 2004) from our DSL modem business, which is still in a strong growth mode. The telephone and Caller ID equipment business is mature, yet steady.

Retail, Catalog and Direct Marketing. The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients which include such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., Nordstrom.com LLC, Martha Stewart Living Omnimedia, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmissions from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes.Despite the end of the Tactica International, Inc. business, which represented 3.0% of total revenues for the year ended December 31, 2004 and the end of the Martha Stewart Living Omnimedia business in March 2005, which represented 4.7% of total revenues for the year ended December 31, 2004, we anticipate that the percentage of our revenues attributable to our retail and catalog clients will remain fairly consistent during 2005 due to the anticipated additions of new channels, product lines and divisions for existing clients, along with internal growth and a strengthening of the overall economy.

Revenues attributable to our direct marketing clients increased in the first half of 2004 due to a highly successful new product introduced by one of our newer direct marketing clients, but weakened considerably in the second half as that product matured and the client's advertising for that product was reduced. The direct marketing vertical was weak throughout all of 2003.

On October 21, 2004, Tactica International, Inc. ("Tactica"), one of the Company's direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the

Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order ("Stipulation") entered into between Tactica and Innotrac, whereby Tactica has acknowledged the validity of Innotrac's claim and Innotrac's first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. The Stipulation required that the proceeds from the sale of such inventory be split with Innotrac 55%/45% on the first $1.6 million in customer orders and 60%/40% thereafter upon receipt of Tactica customer payments. Additionally, Tactica was required to prepay Innotrac for any services prior to its inventory being shipped. Tactica defaulted on the Stipulation and on January 18, 2005, Innotrac issued a Notice of Default to Tactica. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac is currently negotiating with the Creditor's Committee on the terms of the liquidation and an additional amount of proceeds to be remitted to unsecured creditors.

For the year ended December 31, 2004, this client represented 3.0% of total revenues. As of March 7, 2005, Tactica owed $2,781,357 in principal to Innotrac for past fulfillment and call center services. The Company has recorded a reserve associated with this receivable. Based on the Stipulation and an appraisal performed by a third party independent appraiser, the reserve was decreased from $2.1 million at June 30, 2004 to $1.5 million at September 30, 2004. The reserve was further reduced to $1.2 million at December 31, 2004 based on the agreement reached with Tactica regarding the liquidation of their inventory.

Business-to-Business. The Company also provides these services for business-to-business ("B2B") clients including Books Are Fun, Ltd. (a subsidiary of Reader's Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.

FACILITIES

In August 2002 we leased a 396,000 square-foot fulfillment center near Cincinnati, in Hebron, Kentucky. This facility is used exclusively to provide fulfillment services for Smith & Hawken, which is the Company's single largest retail client, under the terms specified in a contract with Smith & Hawken, which is for a term of six years. Capital expenditures associated with this facility were approximately $4.6 million and were funded through our bank line of credit.

In August 2004 we leased a 75,000 square foot fulfillment center in New Castle, Delaware. This new facility provides fulfillment and warehouse space for a new direct marketing client. Capital expenditures associated with this facility were approximately $260,000.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Hebron, Kentucky and New Castle, Delaware, our national footprint is virtually complete. We are committed to deeper penetration within our existing business lines and continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in diverse industries. We will continue to seek new clients and may open additional facilities in other geographic locations to service these needs.

RESULTS OF OPERATIONS

During 2002, the Company incurred significant start-up and associated technology costs for new client implementations. We added Martha Stewart Living Omnimedia and Smith & Hawken to our Reno system. As part of the migration of those two new clients onto the system, we added the requisite functionality and customization. The customized nature of the system required significant resources to properly scale the system to meet our client's needs and resulted in a considerable increase in IT costs in 2002. Approximately $2.6 million of these costs were eliminated in 2003.

The following table sets forth summary operating data, expressed as a percentage of revenues, for the years ended December 31, 2004, 2003 and 2002. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Consolidated Financial Statements and notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                                                      2004     2003     2002
                                                     -----    -----     -----
Revenues, net                                        100.0%   100.0%    100.0%
Cost of revenues                                      48.4     47.0      56.4
Special charges (credits), net                         -        -        (0.4)
                                                     -----    -----     -----
  Gross profit                                        51.6     53.0      44.0
Selling, genera l and administrative                  44.4     48.8      45.3
Special charges, net                                   -        -         0.5
Depreciation and amortization                          6.7      7.5       6.5
                                                     -----    -----     -----
  Operating income (loss)                              0.5     (3.3)     (8.3)
Other expense (income)                                 0.4      1.0       0.2
                                                     -----    -----     -----
  Income (loss) before taxes and minority interest     0.1     (4.3)     (8.5)
Income tax (provision) benefit                         -      (11.7)      3.1
                                                     -----    -----     -----
  Net income (loss)                                    0.1%   (16.0)%    (5.4)%
                                                     =====    =====     =====

SPECIAL CHARGES

The Company recorded special charges of $34.3 million during the year ended December 31, 2000. At December 31, 2003 and 2002, the Company had approximately $0 and $277,000, respectively, in remaining accruals related to the special charges recorded during the year ended December 31, 2000. Cash payments relating to the special charge accruals for the years ended December 31, 2003 and 2002 were approximately $277,000 and $716,000, respectively.

The Company recognized approximately $3.0 million of special credits during the year ended December 31, 2002, related to gains realized on sales of inventory items which were previously written off as special charges in previous periods, cash collected for accounts receivable that were written off as special charges in previous periods, redeployment of leased computer hardware for which the leases were fully accrued for as special charges in previous periods, and client contract amendments which resulted in reduced liabilities. These amounts were recorded as a reduction in the special charge line items in the Consolidated Statements of Operations.

During 2002, the Company also recognized an additional $3.1 million in special charges. Approximately $2.4 million of these charges were related to capitalized hardware and software costs for systems purchased specifically for a potential new client which were subsequently not utilized as originally planned. The loss of the potential customer indicated that the carrying value of the asset group was potentially not recoverable, and therefore, an impairment test under the provisions of SFAS No. 144 was performed. As the fair market value of the asset group was not readily determinable, a discounted, probability weighted cash flow model was utilized as a basis to determine fair value. As a result of the cash flow analysis, a $2.4 million impairment charge was recorded. Of the remaining charges, approximately $500,000 related to the write-down to net realizable value of specified fixed assets obtained as part of our December 2000 acquisition of UDS (our Reno operations) which were being utilized for one specific customer who ceased conducting business with UDS. The balance of approximately $200,000 was related to severance costs for positions which were eliminated.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues. The Company's net revenues increased 4.8% to $78.3 million for the year ended December 31, 2004 from $74.7 million for the year ended December 31, 2003. The increase in revenues is primarily due to the addition of four new retail/catalog clients and three new direct marketing clients, primarily during the fourth quarter of 2004, which contributed $3.3 million in revenue. In addition, there was an increase of approximately $1.0 million from our existing retail clients, an increase of $770,000 from DSL clients and an increase of $1.7 million from our direct marketing clients, offset by a decrease of $2.6 million and $754,000 from our telecom and B2B businesses, respectively.

Cost of Revenues. The Company's cost of revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and freight and packaging material costs, increased 7.9% to $37.9 million for the year ended December 31, 2004 compared to $35.2 million for the year ended December 31, 2003. Cost of revenues increased primarily due the overall increase in revenues, the implementation and start-up costs associated with several new clients in the second half of 2004 and a change in the business mix.

Gross Profit. For the year ended December 31, 2004, the Company's gross profit increased to $40.4 million, or 51.6% of revenues, compared to $39.6 million, or 53.0% of revenues, for the year ended December 31, 2003. This increase in gross profit dollars was due primarily to greater operating efficiencies throughout our facilities offset by the implementation and start-up costs associated with several new clients in the second half of 2004. The decrease in gross profit as a percentage of revenues was primarily attributable to a change in the business mix.

Selling, General and Administrative Expenses. S,G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries, bad debt expense and legal and accounting fees, decreased 4.5% to $34.8 million or 44.4% of revenues for the year ended December 31, 2004 compared to $36.4 million or 48.8% of revenues for the year ended December 31, 2003. The decrease in expenses in 2004 as compared to 2003 was primarily attributable to $1.1 million accounts receivable reserve recorded in the fourth quarter 2003 for Tactica as compared to $78,000 recorded in 2004, and a reduction in costs from management's efforts to control expenses resulting in $860,000 lower account services related costs, $294,000 lower equipment costs and $285,000 lower information technology related costs, offset by $960,000 higher facility costs in 2004 as compared to 2003. There was also a reduction of approximately $400,000 in general and administrative costs, including management salaries and legal and accounting fees, during 2004 as compared to 2003. Additionally, the twelve months ended December 31, 2003 included one-time credits relating to contract penalty fee reversals, property tax refunds and coupon accrual reversal, totaling approximately $485,000. The decrease in S,G&A expense as a percentage of revenues was primarily due to the overall increase in revenues.

Special (Credits)/Charges. There were no special charges or credits during 2004. During 2003, the Company recorded a special credit of $30,000 associated with the settlement of a severance claim at an amount lower then previously reserved for in 2002.

Income Taxes. The Company's effective tax rate for the year ended December 31, 2004 and 2003 was 0% and 273%, respectively. At December 31, 2003, a valuation allowance of approximately $9.9 million was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years, resulting in an overall tax provision of approximately $8.8 million. Income taxes associated with taxable income for the year ended December 31, 2004 were offset by a reduction of this valuation allowance resulting in an effective tax rate of 0% for the year ended December 31, 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues. The Company's net revenues decreased 9.3% to $74.7 million for the year ended December 31, 2003 from $82.4 million for the year ended December 31, 2002. The decrease in revenues is primarily due to a $3.6 million reduction in business with Warranty Corporation of America ("WACA"), which lost one of its significant clients in the fourth quarter of 2002, a significant $10.5 million decrease in revenues from our two primary direct marketing clients, Thane and Tactica, and a decision by BellSouth to exit their wireless pager business, which resulted in a decrease of revenues of approximately $1.4 million. The reduction in the WACA business began in the fourth quarter of 2002 and as of December 31, 2003, we were no longer providing any services for WACA. Additionally, the direct marketing industry remained soft in 2003. This decline in revenues was offset by growth in our retail and B2B businesses with Smith & Hawken and Books Are Fun with revenues increasing by approximately $8.3 million in 2003.

Cost of Revenues. The Company's cost of revenues decreased 24.3% to $35.2 million for the year ended December 31, 2003 compared to $46.4 million for the year ended December 31, 2002. Cost of revenues decreased primarily due to a 30.8% decrease in freight costs associated with lower volumes, a lower revenue base as discussed above and more efficient operations. The year ended December 31, 2002 also included some inefficiencies associated with startup operations for Smith & Hawken, Books Are Fun, Martha Stewart and Ann Taylor. All of these accounts commenced operations with Innotrac during 2002.

Special Credits. There were no special charges or credits during 2003. During the year ended December 31, 2002, the Company recognized approximately $293,000 related to gains realized on sales of inventory items previously written down as part of the 2000 special charge.

Gross Profit. For the year ended December 31, 2003, the Company's gross profit increased to $39.6 million, or 53.0% of revenues, compared to $36.3 million, or 44.0% of revenues, for the year ended December 31, 2002. The increase in gross profit was due primarily to a reduction in freight costs, improved operating efficiencies in the call centers and fulfillment centers and elimination of significant new client startup costs.

Selling, General and Administrative Expenses. S,G&A expenses for the year ended December 31, 2003 decreased 2.4% to $36.4 million or 48.8% of revenues compared to $37.3 million or 45.3% of revenues for the year ended December 31, 2002. The decrease in expenses in 2003 was mainly attributable to a reduction in information technology personnel and the conversion of information technology consultants to employees at lower rates, which resulted in a $2.6 million reduction. This was offset by higher facility costs of $2.2 million associated with full year rents in our Cincinnati-Hebron and Chicago-Romeoville facilities and an increase of approximately $700,000 in our accounts receivable reserve. Start-up expenses associated with new client implementations were also included in the 2002 results. The increase in S,G&A expense as a percentage of revenues was primarily due to a reduced revenue base.

Special (Credits)/Charges. During 2003, the Company recorded a special credit of $30,000 associated with the settlement of a severance claim at an amount lower then previously reserved for in 2002. During 2002, the Company recorded special charges of $3.1 million primarily related to the impairment of capitalized hardware and software costs for systems not being utilized as originally planned. This was offset by the reversal of a portion of the 2000 special charges totaling approximately $2.7 million related to accounts receivable reserves that were no longer required, the redeployment of leased computer hardware which were previously fully reserved for as special charges, and client contract amendments which resulted in decreased future obligations to the Company.

Income Taxes. During 2003, a valuation allowance was recognized for the full amount of the deferred tax asset as losses in recent years created uncertainty about the realization of the tax benefits in future years. The valuation allowance of approximately $9.9 million resulted in an overall tax provision of approximately $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $1.4 million at December 31, 2004 as compared to $2.2 million at December 31, 2003. Additionally, the Company reduced its borrowings under its revolving credit facility (discussed below) to $3.1 million outstanding at December 31, 2004 as compared to $11.8 million at December 31, 2003. The Company generated positive cash flow from operations of $9.9 million during the year ended December 31, 2004. The Company also generated positive cash flow from operations for 2003. We anticipate positive cash flows from operations again in 2005. One of the primary contributors to generating cash in 2004 was the further reduction in inventory of approximately $8.2 million, of which $5.5 million related to the liquidation of wireless pager inventory as a result of our client exiting this business. This contributed to reductions in borrowings under our revolving credit facility of approximately $8.7 million.

The Company currently has a revolving credit agreement with a bank maturing in June 2005. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.6 million at December 31, 2004. The maximum borrowing amount of this facility was reduced from $40.0 million to $25.0 million in the third quarter of 2004 as the Company does not anticipate a need for the larger amount. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains various restrictive financial and change in ownership control covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

The lender agreed to increase the limit on annual capital expenditures under the agreement from $2.0 million to $3.0 million for fiscal 2004. Capital expenditures were $2.8 million for the year ended December 31, 2004. We anticipate capital expenditures of approximately $2.0 million in 2005. This estimate is subject to various contingencies, including the possible need to incur additional capital expenditures related to new clients or significant new initiatives by existing clients.

The financial covenants require the Company to maintain a minimum fixed charge coverage ratio of 1.30 to 1.00. The Company's fixed charge ratio at December 31, 2004 was 1.57 to 1.00. Additionally, the revolving credit agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible net worth at December 31, 2004 was $25.2 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On November 13, 2004, the Company fixed $2.0 million of its $3.1 million of borrowings at a 90-day LIBOR rate of 3.78%. Interest expense of approximately $99,000 related to the 90-day LIBOR was incurred for the year ended December 31, 2004.
During the years ended December 31, 2004, 2003 and 2002 the Company also incurred interest expense related to the variable portion of the line of credit of approximately $111,000, $704,000 and $266,100, respectively, resulting in a weighted average interest rate of 3.48%, 3.80% and 3.75%, respectively. At December 31, 2004, the Company had $12.5 million of additional availability under the revolving credit agreement.

During the year ended December 31, 2004, the Company generated $9.9 million in cash flow from operating activities compared to $3.8 million in cash flow from operating activities in the same period in 2003. The increase in cash provided from operating activities was primarily the result of net income in 2004 compared to net loss in 2003, the reduction of $8.2 million in inventory in 2004 compared to a $13.2 million reduction in inventory in 2003 offset by a net increase in accounts receivable of $2.7 million in 2004 compared to an increase of $1.5 million in 2003. In addition, there was a reduction of $11.5 million in accounts payable and accrued expenses in 2003, which consisted of a decrease of $7.8 million in accounts payable associated with a large inventory purchase made in December 2002 and paid in January 2003 and a reduction in accrued expenses of $3.8 million primarily attributable to a reduction in outstanding credits due customers, the settlement of various legal claims and a reduction in accrued severance.

During the year ended December 31, 2004, net cash used in investing activities was $2.8 million as compared to $1.4 million in 2003. The increase in net cash used in investing activities was primarily attributable to additional computer hardware, software and warehouse equipment for new client and facility implementations. These expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the year ended December 31, 2004, the net cash used in financing activities was $8.0 million compared to $1.2 million in the same period in 2003. The primary difference between years is attributable to a reduction in outstanding borrowings of $8.7 million in 2004 compared to a reduction in outstanding borrowings of $2.6 million in 2003. Additionally, during 2003, the Company generated cash of $1.6 million through the exercise of previously granted employee stock options, compared to $1.1 million generated in 2004.

The Company estimates that its cash and financing needs through 2005 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in each of the last three years and anticipates doing so again in 2005. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

The Company's primary long-term contractual commitments consist of capital and operating leases. As of December 31, 2004, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, as of December 31, 2004 the Company did not participate in any guarantees of other entities' obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments. Additionally, the Company does not trade in commodity contracts.

The following table sets forth the Company's contractual commitments by period. For additional information, see Note 6 to the Consolidated Financial Statements (in 000's).

                                                 Payments Due by Period
                          -------------------------------------------------------------------
                           Total    Less than 1 year   1-3 years     4-5 years  After 5 years
                          -------   ----------------   ---------     ---------  -------------
Capital leases            $    56   $        56        $     -       $     -        $ -
Operating leases           25,339         8,022         14,879         2,438          -
Line of credit (1)          3,063         3,063              -             -          -

(1) The provisions of the revolving line of credit agreement require that the Company maintain a lockbox arrangement with the lender and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 2 to our Consolidated Financial Statements. The policies that we believe are critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below:

Reserve for Uncollectible Accounts. The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables and known specific facts and circumstances.

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac's goodwill carrying amount as of December 31, 2004 and 2003 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including the earnout payment made to the former UDS shareholders in February
2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company contracted with an independent third party valuation firm to perform a valuation in the first quarter of 2005. The third party valuation supported that the fair value of the reporting unit at January 1, 2005 exceeds the carrying amount of the net assets, including goodwill, and thus no impairment currently exists. Management has reviewed and concurs with the major assumptions used in the third party's valuation at January 1, 2005. The Company will perform this impairment test annually as of January 1 or sooner if circumstances dictate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's net deferred tax asset as of December 31, 2004 is $9.7 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2004 that expires between 2020 and 2024.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.7 million and $9.9 million has been recorded as of December 31, 2004 and 2003, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2004, the deferred income tax provision of $202,000 was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS" No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." The revised Statement clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. Under the provisions of SFAS 123(R), the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company currently accounts for its stock-based compensation plans under APB 25. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized. Under the provisions of SFAS No. 123(R) the Company is permitted to continue the application of APB 25 until the reporting period ended June 30, 2005, at which time the Company will adopt the provisions of FAS No. 123(R) and expense the unvested awards issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company's exposure to market risks is immaterial. Innotrac holds no market risk- sensitive instruments for trading purposes. At present, the Company does not invest in any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to invest in them in the future. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes its exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company's lease obligations are fixed in nature as noted in Note 6 to the Consolidated Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Innotrac Corporation

We have audited the accompanying consolidated balance sheet of Innotrac Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. We have also audited the schedule listed in the Index at
Item 15 as Schedule II as of and for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and schedule of Innotrac Corporation and subsidiaries as of December 31, 2003 and 2002, were audited by other auditors whose report dated March 30, 2004, expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation and subsidiaries at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule present fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2004.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Innotrac Corporation:

We have audited the accompanying consolidated balance sheets of Innotrac Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedule listed in the Index at Item 15 as Schedule II. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Innotrac Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 30, 2004

                              INNOTRAC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000's)

                                                                                                 DECEMBER 31,
                                       ASSETS                                               2004             2003
                                       ------                                             -------          --------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $1,377          $  2,228
  Accounts receivable, net of allowance of $1,624 (2004) and $1,696 (2003)                 18,405            15,682
  Inventories, net                                                                          2,662            10,896
  Prepaid expenses and other                                                                1,986               915
                                                                                          -------          --------
  TOTAL CURRENT ASSETS                                                                     24,430            29,721
                                                                                          -------          --------
PROPERTY AND EQUIPMENT:
  Rental equipment                                                                            556               895
  Computers, machinery and equipment                                                       29,034            27,320
  Furniture, fixtures and leasehold improvements                                            4,957             4,682
                                                                                          -------          --------
                                                                                           34,547            32,897
  Less accumulated depreciation and amortization                                          (22,048)          (18,147)
                                                                                          -------          --------
                                                                                           12,499            14,750
                                                                                          -------          --------
Goodwill                                                                                   25,169            25,169
Other assets, net                                                                           1,275             1,322
                                                                                          -------          --------
 TOTAL ASSETS                                                                             $63,373          $ 70,962
                                                                                          =======          ========

                                                                                                 DECEMBER 31,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                  2004             2003
                      ------------------------------------                                -------          --------
CURRENT LIABILITIES:
  Accounts payable                                                                        $ 6,023         $   5,738
  Line of credit                                                                            3,063            11,802
  Accrued expenses and other                                                                2,630             2,577
                                                                                          -------          --------
   TOTAL CURRENT LIABILITIES                                                               11,716            20,117
                                                                                          -------          --------
NONCURRENT LIABILITIES:
  Deferred compensation                                                                       875               733
  Other noncurrent liabilities                                                                223               350
                                                                                          -------          --------
   TOTAL NONCURRENT LIABILITIES                                                             1,098             1,083
                                                                                          -------          --------
Commitments and contingencies (see Note 6)                                                      -                 -

SHAREHOLDERS' EQUITY:
  Preferred stock: 10,000,000 shares authorized,
   $0.10 par value, no shares outstanding                                                       -                 -
  Common stock: 50,000,000 shares authorized, $0.10 par value,
   11,948,743 (2004) and 11,715,280 (2003) shares issued and outstanding                    1,195             1,171
  Additional paid-in capital                                                               64,644            63,791
  Accumulated deficit                                                                     (15,280)          (15,200)
                                                                                          -------          --------
   TOTAL SHAREHOLDERS' EQUITY                                                              50,559            49,762
                                                                                          -------          --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $63,373          $ 70,962
                                                                                          =======          ========

        The accompanying notes are an integral part of these consolidated balance sheets.

                              INNOTRAC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000's, EXCEPT PER SHARE DATA)

                                             YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                          2004       2003         2002
                                        -------    --------     --------
Revenues, net                           $78,322    $ 74,740     $ 82,420

Cost of revenues                         37,925      35,157       46,444
Special (credits), net                        -           -         (293)
                                        -------    --------     --------
   TOTAL COST OF REVENUES                37,925      35,157       46,151
                                        -------    --------     --------
    GROSS PROFIT                         40,397      39,583       36,269
                                        -------    --------     --------
OPERATING EXPENSES:
  Selling, general and administrative    34,800      36,444       37,332
  Special (credits) charges, net              -         (30)         404
  Depreciation and amortization           5,202       5,622        5,336
                                        -------    --------     --------
  Total operating expenses               40,002      42,036       43,072
                                        -------    --------     --------
    OPERATING INCOME (LOSS)                 395      (2,453)      (6,803)
                                        -------    --------     --------
OTHER EXPENSE (INCOME):
  Interest expense (income), net            285         741          318
  Other                                       -          15         (124)
                                        -------    --------     --------
  TOTAL OTHER EXPENSE                       285         756          194
                                        -------    --------     --------
INCOME (LOSS) BEFORE INCOME TAXES           110      (3,209)      (6,997)
INCOME TAX (PROVISION) BENEFIT                -      (8,772)       2,578
                                        -------    --------     --------
    NET INCOME (LOSS)                   $   110    $(11,981)    $ (4,419)
                                        =======    ========     ========
EARNINGS (LOSS) PER SHARE:
  Basic                                 $  0.01    $  (1.04)    $  (0.38)
                                        =======    ========     ========
  Diluted                               $  0.01    $  (1.04)    $  (0.38)
                                        =======    ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                  11,865      11,542       11,516
                                        =======    ========     ========
  Diluted                                12,522      11,542       11,516
                                        =======    ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                              INNOTRAC CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
                                   (IN 000's)

                                                                                       Accumulated
                                                                         Retained         Other
                                        Common Stock                     Earnings     Comprehensive  Treasury
                                     ------------------      Paid in   (Accumulated
                                     Shares      Amount      Capital     Deficit         Income       Stock        Total
                                     ------     -------     --------   ------------   -------------  --------     --------
BALANCE AT DECEMBER 31, 2001         11,365     $ 1,136     $ 61,023     $  1,201        $ 178        $(255)      $ 63,283

Issuance of common stock                310          31        1,519            -            -            -          1,550
Restricted stock grant, net               -           -           72            -            -            -             72
Purchase of treasury stock                -           -            -            -            -         (448)          (448)
Comprehensive income:

  Net loss                                -           -            -       (4,419)           -            -         (4,419)
 Reclassification adjustment for
   realized gain included in
   Consolidated Statement of
   Operations                             -           -            -            -         (178)           -           (178)
                                     ------     -------     --------     --------        -----        -----       --------
BALANCE AT DECEMBER 31, 2002         11,675     $ 1,167     $ 62,614     $ (3,219)       $   -        $(703)      $ 59,859

Issuance of common stock                 40           4          264            -            -            -            268
Restricted stock grant, net               -           -          328            -            -            -            328
Issuance of treasury stock                -           -          304            -            -          703          1,007
Tax benefit for stock options
   exercised                              -           -          281            -            -            -            281
Net loss                                  -           -            -      (11,981)           -            -        (11,981)
                                     ------     -------     --------     --------        -----        -----       --------
BALANCE AT DECEMBER 31, 2003         11,715     $ 1,171     $ 63,791     $(15,200)       $   -        $   -       $ 49,762
Issuance of common stock                258          26        1,133            -            -            -          1,159
Restricted stock grant, net               -           -         (186)           -            -            -           (186)
Shares retired                          (24)         (2)         (94)        (190)           -            -           (286)
Net income                                -           -            -          110            -            -            110
                                     ------     -------     --------     --------        -----        -----       --------
BALANCE AT DECEMBER 31, 2004         11,949     $ 1,195     $ 64,644     $(15,280)       $   -        $   -       $ 50,559
                                     ======     =======     ========     ========        =====        =====       ========

  The accompanying notes are an integral part of these consolidated statements.

                              INNOTRAC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  2004        2003         2002
                                                                                -------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $   110     $(11,981)    $  4,419)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
Depreciation and amortization                                                     5,202        5,622        5,336
(Decrease) increase in allowance for doubtful accounts                              (72)         737       (2,304)
Impairment and/or loss on disposal of fixed assets                                  106           22        3,638
Deferred income taxes                                                                 -        8,492       (5,317)
Amortization of deferred compensation                                                84           72           72
Changes in working capital, net of effect of businesses acquired:
     (Increase) decrease in accounts receivable, gross                           (2,651)      (2,216)       1,763
     Decrease in inventories                                                      8,234       13,202        3,165
     (Increase) decrease in prepaid expenses and other assets                    (1,304)       1,338        1,248
     Increase (decrease) in accounts payable                                        285       (7,780)       4,936
     (Decrease) increase in accrued expenses and other                              (93)      (3,714)      (4,248)
                                                                                -------     --------     --------
     Net cash provided by operating activities                                    9,901        3,794        3,870
                                                                                -------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                           (2,762)      (1,182)     (12,830)
  Acquisition of businesses, net of cash acquired                                     -         (181)     (13,502)
  Sale (purchase) of available-for-sale securities                                    -            -          436
                                                                                -------     --------     --------
    Net cash used in investing activities                                        (2,762)      (1,363)     (25,896)
                                                                                -------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (repayments) borrowings under line of credit                               (8,740)      (2,570)      14,372
  Repayment of capital lease and other obligations                                  (82)        (119)        (250)
  Exercise of employee stock options                                              1,133        1,556            -
  Stock reacquired to settle employee stock bonus withholding tax obligation       (286)           -            -
  Purchase of treasury stock                                                          -            -         (448)
  Loan fees paid                                                                    (15)         (31)        (100)
                                                                                -------     --------     --------
    Net cash (used in) provided by financing activities                          (7,990)      (1,164)      13,574
                                                                                -------     --------     --------
  Net (decrease) increase in cash and cash equivalents                             (851)       1,267       (8,452)

  Cash and cash equivalents, beginning of period                                  2,228          961        9,413
                                                                                -------     --------     --------
  Cash and cash equivalents, end of period                                      $ 1,377     $  2,228     $    961
                                                                                =======     ========     ========
Supplemental cash flow disclosures:

  Cash paid for interest                                                        $   321     $    794     $    355
                                                                                =======     ========     ========
  Cash income tax refunds received, net of taxes paid                           $     -     $ (1,565)    $    (18)
                                                                                =======     ========     ========

  The accompanying notes are an integral part of these consolidated statements.

1.    ORGANIZATION

Innotrac Corporation ("Innotrac" or the "Company"), a Georgia corporation, provides order processing, order fulfillment and call center services. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns handling from its leased facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Hebron, Kentucky and New Castle, Delaware.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of the Company and its subsidiary (which was merged into the Company effective January 1, 2005). The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. Reclassifications have been made to prior year consolidated statements of cash flows to conform to the 2004 presentation.

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

Concentration of Revenues. Revenues earned under the Company's contracts with its telecommunication clients to provide fulfillment of telecommunications equipment and related order processing and call center support services, including DSL modems and wireless pagers, accounted for approximately 38%, 42% and 46% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues generated from the fulfillment of DSL and cable modem equipment accounted for 20%, 19%, and 19% of the aforementioned totals.

The following table sets forth the percentage of total revenues derived from each of the Company's largest clients for the years ended December 31, 2004, 2003 and 2002. Except for the major clients noted in the following table, no other single customer provided more than 10% of consolidated revenues during these years.

                                         2004        2003        2002
                                         ----        ----        ----
BELLSOUTH - TELECOM EQUIPMENT            14.5%       18.5%       18.7%
          - DSL EQUIPMENT                12.5        13.0         9.7

SMITH & HAWKEN                           12.9        13.2         5.6

TACTICA                                   3.0        10.2        16.8

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying value of the Company's revolving credit facility approximates fair value given that interest rates under the facility are based on prevailing market rates. The book value of the Company's accounts receivable and accounts payable approximate fair value.

Inventories. Inventories, consisting primarily of telephones and interactive wireless pagers are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Substantially all inventory at December 31, 2004 and 2003 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment. Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

    Rental equipment                          3 years
    Computers and software                    3-5 years
    Machinery and equipment                   5-7 years
    Furniture and fixtures                    7 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 were $4.9 million, $5.3 million and $5.0 million, respectively. Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles.Goodwill represents the cost of acquired enterprises in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. The Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment as of January 1, 2005 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac's goodwill carrying amount as of December 31, 2004 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000, including the earnout payment made to the former UDS shareholders in February 2002, and the acquisition of iFulfillment, Inc. in July 2001.

The Company has intangible assets that continue to be subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts, which are included in other assets in the Company's Consolidated Balance Sheets and which are amortized over a period of 1 to 5 years on a straight-line basis.At December 31, 2004 and 2003, the Company had intangible assets, consisting primarily of customer contracts, of approximately $187,000 and $387,000, net of accumulated amortization of approximately $1.1 million and $873,000, respectively. Amortization expense of these intangible assets amounted to approximately $202,000, $202,000 and $369,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been recorded against deferred tax assets at December 31, 2004 (see Note 7).

Revenue Recognition. Innotrac derives its revenue primarily from two sources:
(1) fulfillment operations and (2) the delivery of business services. Innotrac's fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Innotrac's call center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in Emerging Issue Task Force ("EITF") Issue No. 99-19, revenues have been recorded net of the cost of the equipment for all fee-for-service clients. As required by the consensus reached in EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of Pocket Expenses Incurred," the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue.

Cost of Revenues. The primary components of cost of revenues include labor costs for the fulfillment and call centers, telephone minute fees, and freight and packaging material costs. Costs related to facilities, equipment, account services and information technology are included in selling, general and administrative expense along with other operating costs. As a result of the Company's policy to include facility, account services and information technology costs in selling, general and administrative expense, our gross margins may not be comparable to other fulfillment companies.

Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net loss and net loss per share would have been the following pro forma amounts (in 000's, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                    2004          2003           2002
                                                   -------     ----------     ---------
Net income (loss) as reported                      $   110     $  (11,981)    $  (4,419)

Pro forma net loss                                 $  (677)    $  (12,699)    $  (5,074)

Basic net income (loss) per share as reported      $  0.01     $    (1.04)    $   (0.38)

Diluted net income (loss) per share as reported    $  0.01     $    (1.04)    $   (0.38)

Pro forma net loss per share                       $ (0.06)    $    (1.10)    $   (0.44)

Under the fair value based method, compensation cost, net of tax is $787,000, $718,000 and $655,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                             2004            2003           2002
                                             ----            ----           ----
Risk-free interest rate                     4.23%           4.27%          4.05%
Expected dividend yield                        0%              0%             0%
Expected lives                         2.3 Years       2.6 Years      3.1 Years
Expected volatility                         75.1%           80.4%          86.6%

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all potential common stock equivalent shares.

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" which revises SFAS No. 123, "Accounting for Stock-Based Compensation." The revised Statement clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. Under the provisions of SFAS 123(R), the alternative to use APB 25's intrinsic value method of accounting that was provided in Statement No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company currently accounts for its stock-based compensation plans under APB 25. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized. Under the provision of SFAS No. 123(R) the Company is permitted to continue the application of APB 25 until the reporting period ended June 30, 2005, at which time the Company will adopt the provisions of FAS No. 123(R) and expense the unvested awards issued.

3.    SPECIAL CHARGES AND SPECIAL CREDITS

The Company recorded special charges of $34.3 million during the year ended December 31, 2000. At December 31, 2003 and 2002, the Company had approximately $0 and $277,000, respectively, in remaining accruals related to the special charges recorded during the year ended December 31, 2000. Cash payments relating to the special charge accruals for the years ended December 31, 2003 and 2002 were approximately $277,000 and $716,000, respectively.

The Company recognized approximately $3.0 million of special credits during the year ended December 31, 2002, related to gains realized on sales of inventory items which were written off as special charges in previous periods, cash collected for accounts receivable that were written off as special charges in previous periods, redeployment of leased computer hardware for which the leases were fully accrued for as special charges in previous periods, and client contract amendments which resulted in reduced liabilities. These amounts were recorded as a reduction in the special charge line item in the consolidated statements of operations.

During 2002, the Company also recognized an additional $3.1 million in special charges. Approximately $2.4 million of these charges were related to capitalized hardware and software costs for systems purchased specifically for a potential new client which were subsequently not utilized as originally planned. The loss of the potential customer indicated that the carrying value of the asset group was potentially not recoverable, and therefore, an impairment test under the provisions of SFAS No. 144 was performed. As fair market value of the asset group was not readily determinable, a discounted, probability weighted cash flow model was utilized as a basis to determine fair value. As a result of the cash flow analysis, a $2.4 million impairment charge was recorded. Of the remaining charges, approximately $500,000 related to the write-down to net realizable value of specified fixed assets obtained as part of the December 2000 acquisition of UDS which were being utilized for one specific customer who ceased conducting business with UDS. The balance of approximately $200,000 was related to severance costs for positions which were eliminated.

4.    ACCOUNTS RECEIVABLE

Accounts receivable were composed of the following at December 31, 2004 and 2003 (in 000's):

                                             2004               2003
                                             ----               ----
Billed receivables                          $19,449            $17,231
Unbilled receivables                            580                147
                                            -------            -------
                                             20,029             17,378
Less: Allowance for doubtful accounts        (1,624)            (1,696)
                                            -------            -------
                                            $18,405            $15,682
                                            =======            =======

5.    FINANCING OBLIGATIONS

The Company currently has a revolving credit agreement with a bank maturing in June 2005. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.6 million at December 31, 2004. The maximum borrowing amount of this facility was reduced from $40.0 million to $25.0 million in the third quarter of 2004 as the Company does not anticipate a need for the larger amount. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains various restrictive financial and change in ownership control covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

The lender agreed to increase the limit on annual capital expenditures under the agreement from $2.0 million to $3.0 million for fiscal 2004. Capital expenditures were $2.8 million in the twelve months ended December 31, 2004.

The financial covenants require the Company to maintain a minimum fixed charge coverage ratio of 1.30 to 1.00. The Company's fixed charge ration at December 31, 2004 was 1.57 to 1.00. Additionally, the revolving credit agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible net worth at December 31, 2004 was $25.2 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. On November 13, 2004, the Company fixed $2.0 million of its $3.1 million of borrowings at a 90-day LIBOR rate of 3.78%. Interest expense of approximately $99,000 related to the 90-day LIBOR was incurred for the year ended December 31, 2004. During the years ended December 31, 2004, 2003 and 2002 the Company also incurred interest expense related to the variable portion of the line of credit of approximately $111,000, $704,000 and $266,100, respectively, resulting in a weighted average interest rate of 3.48%, 3.80% and 3.75%, respectively. At December 31, 2004, the Company had $12.5 million of additional availability under the revolving credit agreement.

6.    COMMITMENTS AND CONTINGENCIES

Operating Leases. Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term. The Company also has capital lease obligations that expire over the next year primarily for warehouse equipment and computer hardware.

Aggregate future minimum lease payments under noncancellable operating and capital leases with original periods in excess of one year as of December 31, 2004 are as follows (in 000's):

                                                CAPITAL        OPERATING
                                                LEASES          LEASES
                                                -------        ---------
2005..........................................    $56           $ 8,022
2006..........................................      -             8,060
2007..........................................      -             6,819
2008..........................................      -             1,800
2009..........................................      -               638
                                                -----          --------
Total minimum lease payments..................    $56           $25,339
  Amount related to interest                       (2)
                                                -----
  Capital lease obligations                        54
                                                -----
  Current portion                                 (54)
                                                -----
  Long-term portion                               $ -
                                                =====

Rent expense under all operating leases totaled approximately $8.6 million, $8.1 million and $6.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Shareholder Rights Plan. In December of 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's Common Stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 28.3% of the shares outstanding on December 31, 2004. In the event the Rights become exercisable, each Right will entitle the holder to receive that number of shares of Common Stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 1, 2008, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. During 2002, 2003 and 2004, the Company had substantially met the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.

7.    INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2004, 2003 and 2002 are as follows (in 000's):

                  2004          2003            2002
                  ----        --------         -------
Current           $  -        $  (232)         $3,312
                  ----        -------          ------
Deferred             -         (8,540)           (734)
                  ----        -------          ------
                  $  -        $(8,772)         $2,578
                  ====        =======          ======

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in 000's):

                                           2004               2003
                                         -------            -------
Deferred tax assets:
 Net operating loss carryforwards        $12,120            $11,541
 Allowance for doubtful accounts             619                604
 Reserves                                      2                230
 Other                                         9                451
                                         -------            -------
Total deferred tax assets                 12,750             12,826
 Valuation allowance                      (9,680)            (9,882)
                                         -------            -------
Net deferred tax assets                    3,070              2,944
 Deferred tax liabilities:
 Depreciation                             (3,070)            (2,944)
                                         -------            -------
Net deferred taxes                             -                  -

Net deferred taxes:

 Current deferred tax assets                   -                  -
 Noncurrent deferred tax assets                -                  -
                                         -------            -------
                                         $     -            $     -
                                         =======            =======

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of December 31, 2004 is approximately $12.8 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2004 that expires between 2020 and 2024.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, creates uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.7 million and $9.9 million has been recorded as of December 31, 2004 and 2003, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2004, the deferred income tax provision of $202,000 was offset by a corresponding reduction of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                    2004     2003        2002
                                                    ----     ----        ----
Statutory federal income tax (benefit)             $  37    $(1,091)   $  (2,379)
State income taxes, net of federal effect              4       (106)        (280)
Items not deductible for tax purposes                 69        109           77
Valuation allowance for deferred tax assets         (110)     9,882            -
Other                                                  -        (22)           4
                                                   -----    -------    ---------
Income tax provision (benefit)                     $   -    $ 8,772    $  (2,578)
                                                   =====    =======    =========

8.    EARNINGS PER SHARE

The following table shows the shares used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 (in 000's):

                                          2004      2003     2002
                                         ------    ------   ------
Diluted earnings per share:
  Weighted average shares outstanding    11,865    11,542   11,516
  Employee and director stock options       657         -        -
                                         ------    ------   ------
  Weighted average shares
    assuming dilution                    12,522    11,542   11,516
                                         ======    ======   ======

Options and warrants outstanding to purchase shares of the Company's common stock aggregating 87,500, 1.9 million and 2.2 million were not included in the computation of diluted EPS for the years ended December 31, 2004, 2003 and 2002, respectively, because their effect was anti-dilutive. This includes a warrant with registration rights issued to Thane International in December 2000 to purchase 150,000 shares of Innotrac common stock at the exercise price of $6.50, which vests 20% annually, which expires December 8, 2010.

9.    OTHER COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components in financial statements. For the years ended December 31, 2004, 2003 and 2002, the components of the Company's comprehensive loss are as follows (in 000's):

                                                                      Year Ended
                                                                     December 31,
                                                               ----------------------------
                                                               2004      2003        2002
                                                               ----    --------     -------
Other comprehensive loss:

 Net income (loss)                                             $110    $(11,981)    $(4,419)
 Unrealized gain                                                  -           -           -
 Reclassification adjustment for realized gains included in       -           -         (76)
  consolidated statement of operations
                                                               ----    --------     -------
Comprehensive loss                                             $110    $(11,981)    $(4,495)
                                                               ====    ========     =======

10.   SHAREHOLDERS' EQUITY

In June 2000, the Company's Board of Directors authorized the repurchase, at the direction of senior management, of up to $5.0 million of the Company's common stock. The stock repurchase program was extended for an additional twelve months by the Board of Directors in February 2002. During the years ended December 31, 2004, 2003 and 2002, the Company repurchased approximately 0, 0 and 205,400 shares at a total cost of $0, $0 and $448,000, respectively.

At December 31, 2003, all treasury shares previously repurchased had been reissued for stock options exercised during 2003, and accordingly no treasury stock remains.

11.   EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older. Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations. Prior to July 1, 2004, Innotrac's policy was to provide matching employer contributions equal to 15% of contributions for less than five years of service, 25% of contributions for five to nine years of service, and 35% of contributions for over nine years of service. However, this match was suspended from January 1, 2002 through June 30, 2002, reinstituted from July 1, 2002 through December 31, 2002 and was temporarily suspended thereafter. Effective July 1, 2004 and through December 31, 2004, Innotrac reinstituted a matching employer contribution equal to 5% of contributions for less than five years of service, 10% of contributions for five to nine years of service and 15% of contributions for over nine years of service. These rates were adjusted effective January 1, 2005 to 5% of contributions for less than four years of service and 10% of contributions for over four years of service. Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2004, 2003 and 2002 were approximately $16,000, $0 and $49,000, respectively.

The Company has an executive deferred compensation plan for certain employees, as designated by the Company's Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac's policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service. However, this match was suspended for 2004, 2003 and 2002, but reinstated effective January 1, 2005 at a match of 5% of contributions for less than four years of service and 10% of contributions for over four years of service. The Company invests these contributions in employee-directed marketable equity securities which are recorded as trading securities at fair-market value on the accompanying consolidated balance sheet (in other assets) and aggregated $874,865 and $733,446 at December 31, 2004 and 2003, respectively. The monies held by the plan are subject to general creditors of the Company in the event of a Company bankruptcy filing.

12.   STOCK BASED COMPENSATION

The Company has adopted two stock option plans: the 1997 and 2000 Stock Option and Incentive Award Plans ("The Plans"). The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under The Plans may be structured in a variety of ways, including as "incentive stock options," as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights ("SARs"). Incentive stock options may be granted only to full-time employees (including officers) of the Company. Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants. The 1997 Stock Option Plan and 2000 Stock Option Plan, as amended, provide for the issuance of options to purchase up to an aggregate of 800,000 shares and 2,800,000 shares of common stock, respectively. At December 31, 2004, there were 1,581,100 shares available to be issued under The Plans.

Incentive stock options are also subject to certain limitations prescribed by the Code, including the requirement that such options may not be granted to employees who own more than 10% of the combined voting power of all classes of voting stock of the Company, unless the option price is at least 110% of the fair market value of the common stock subject to the option. The Board of Directors of the Company (or a committee designated by the Board) otherwise generally has discretion to set the terms and conditions of options and other awards, including the term, exercise price and vesting conditions, if any; to select the persons who receive such grants and awards; and to interpret and administer The Plans.

A summary of the options outstanding and exercisable by price range as of December 31, 2004 is as follows (shares in 000's):

                                   Options Outstanding                                       Options Exercisable
                                   -------------------                                       -------------------
                                                                                                              Weighted
                              As of          Weighted Average         Weighted                                 Average
   Range of               December 31,           Remaining             Average               As of            Exercise
Exercise Prices               2004           Contractual Life      Exercise Price      December 31, 2004        Price
---------------           ------------       ----------------      --------------      -----------------      --------
 $1.77 - $3.54                 456                  6.9                $ 3.34                 261             $  3.29
 $3.54 - $5.31                 216                  7.0                  4.29                  96                4.35
 $5.31 - $7.07                 227                  5.8                  6.44                 199                6.37
 $7.07 - $8.84                 188                  5.5                  7.24                 173                7.20
 $8.84 - $10.61                340                  5.3                  9.22                 221                9.10
$10.61 - $12.38                 63                  7.3                 11.89                  20               12.00
$12.38 - $14.15                  5                  4.8                 12.63                   5               12.63
$15.92 - $17.68                 20                  4.2                 16.87                  20               16.87
                             -----                  ---                ------                 ---             -------
                             1,515                  6.2                $ 6.30                 995               $6.46
                             =====                  ===                ======                 ===             =======

A summary of activity in the Company's two stock option plans is as follows (shares in 000's):

                                                       Weighted
                                          Shares     Average Price
                                          ------     -------------
Outstanding at December 31, 2001          1,808           6.23
Granted                                     559           3.41
Forfeited                                  (330)          5.96
                                          -----          -----
Outstanding at December 31, 2002          2,037           5.50
Granted                                     120           4.31
Exercised                                  (306)          4.35
Forfeited                                  (209)          5.79
                                          -----          -----
Outstanding at December 31, 2003          1,642           5.59
Granted                                     213          10.45
Exercised                                  (186)          4.53
Forfeited                                  (154)          6.63
                                          -----          -----
Outstanding at December 31, 2004          1,515           6.30
                                          =====          =====

Options exercisable at December 31, 2004, 2003 and 2002 were 995,000, 764,000 and 790,000 respectively, with a weighted average price of $6.46, $7.07 and $6.81, respectively.

13.   RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by our Chairman and Chief Executive Officer, pursuant to an agreement that provides for Innotrac to pay for 86% of all expenses associated with this aircraft. This allocation is determined annually based on actual business usage. The Company paid approximately $205,000 during 2004. For the years ended December 31, 2003 and 2002, the Company paid $133,656 and $60,000, respectively.

The Company paid approximately $29,000, $82,500 and $63,000 during 2004, 2003 and 2002, respectively, in fees to an accounting firm for tax and consulting services. One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $527,000, $863,000 and $744,000 during 2004, 2003 and 2002, respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials. The broker is owned by the brother of the Company's Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2004 beneficially owned approximately 3.4 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an "Acquiring Person" under the Company's Rights Agreement with SunTrust Bank. The Agreement with the IPOF Group contains various restrictions on the IPOF's Group right to vote and take certain other shareholder actions. Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company's Board or seek to remove any member of the Board.The IPOF Group further acknowledged that it is an "affiliate," as defined under applicable federal securities law.

During 2004, the Company became aware of possible IPOF Group violations of the short-swing profit rules under Section 16(b) of the Securities and Exchange Act of 1934. Upon conclusion of the investigation of this matter, the Company and IPOF Group, on March 3, 2004, entered into a Settlement Agreement regarding the potential Section 16(b) liability issues that provides for the Company's recovery in 2006 of $301,957.

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000's, except per share data)                First        Second      Third       Fourth (1)
                                             -------      -------     -------      ----------
2004 Quarters:
 Revenues, net                               $19,994      $19,808     $17,631       $20,889
 Operating (loss) income                         320          302        (339)          112
 Net (loss) income                               227          225        (402)           60
 Net (loss) income per share-basic              0.02         0.02       (0.03)         0.00
 Net (loss) income per share-diluted         $  0.02      $  0.02     $ (0.03)      $  0.00

2003 Quarters:
 Revenues, net                               $18,334      $17,631     $18,545       $20,230
 Operating income (loss)                      (1,165)        (472)       (180)         (636)
 Net income                                     (892)        (393)       (249)      (10,447)
 Net income per share-basic                    (0.08)       (0.03)      (0.02)        (0.89)
 Net income per share-diluted                $ (0.08)     $ (0.03)    $ (0.02)      $ (0.89)

(1) Results for the fourth quarter of 2003 include valuation allowances for the deferred tax asset and for one specific account receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 for further explanation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2004 the Audit Committee of the Board of Directors dismissed its independent registered public accounting firm, Deloitte & Touche LLP, and appointed BDO Seidman LLP as its new independent registered public accounting firm. This matter was previously reported on a Form 8-K filed July 13, 2004. As previously reported, there were no disagreements of the type described in paragraph (a)(1)(iv) or any reportable events as described in paragraph
(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and principal financial officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Innotrac's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 14, 2005, the Compensation Committee approved a discretionary increase in salary up to 3-1/2% for Robert J. Toner and James R. McMurphy.

On March 28, 2005, the Compensation Committee approved bonuses with respect to service during 2004 for the following executive officers for the following amounts:

Scott D. Dorfman........................   $75,000
Larry C. Hanger.........................    30,000
Robert J. Toner.........................    45,000
James R. McMurphy.......................    50,000

On March 28, 2004, the Compensation Committee approved an officer retention plan pursuant to which David Ellin, Larry C. Hanger, James R. McMurphy and Robert J. Toner would receive certain cash payments if there were a change in control transaction involving the Company, so long as such officer continued to be employed by the Company until the time of any such transaction. The plan is intended to promote continuity of management by giving certain senior management incentives to increase the long-term value of the Company. Payments would be made under the plan only if the Company received total consideration in a change of control transaction of at least $90 million. Maximum payments under the plan would equal $5.0 million if the Company were sold for at least $90 million but less than $100 million, and for each additional $10 million in consideration received the pool would be increased by $1 million, with a maximum bonus pool of $16 million at a purchase price of $200 million. The percentage interest of each participant in the plan will be determined by the Compensation Committee at a later date. Payments to participants would consist of cash bonus payments, grants of restricted stock that may be made at a later date, and payments for restrictive covenant agreements with the officers that would be entered into at the time of any change of control. In no event will payments to any participant exceed the applicable limits on excess parachute payments in Section 280G of the Internal Revenue Code.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 contained under the headings "Board Matters," "Election of Directors" and "Voting Securities and Principal Shareholders -- Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading "Executive Compensation" and Board Matters -- Directors' Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings "Voting Securities and Principal Shareholders" and "Equity Compensation Plans" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 contained under the heading "Independent Registered Public Accounting Firm" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

                                     PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

            1.    FINANCIAL STATEMENTS

            The following financial statements and notes thereto are included in
            Item 8 of this Report. Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
            Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

            2.    FINANCIAL STATEMENT SCHEDULES

            Reports of Independent Registered Public Accounting Firms as to Schedules Schedule II - Valuation and Qualifying Accounts

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

      4.2 (a)            Rights Agreement between Company and Reliance Trust
                         Company as Rights Agent, dated as of December 31, 1997
                         (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

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

          (i)            Letter Modification/Waiver to Second Amended and
                         Restated Loan and Security Agreement, as amended, effective February 6, 2004 (incorporated by reference to Exhibit 10.4(i) to the Registrant's Annual Report on
                         Form 10-K for the year ended December 31, 2003
                         (Commission File No. 000-23741), filed with the
                         Commission on March 30, 2004)

          (j)            Letter Modification to Second Amended and Restated Loan
                         and Security Agreement, as amended, effective February
                         26, 2004 (incorporated by reference to Exhibit 10.4(j)
                         to the Registrant's Annual Report on Form 10-K for the
                         year ended December 31, 2003 (Commission File No.
                         000-23741), filed with the Commission on March 30,
                         2004)

          (k)            Letter Modification/Wavier to Second Amended and
                         Restated Loan and Security Agreement, as amended, effective March 26, 2004 (incorporated by reference to Exhibit 10.4(k) to the Registrant's Annual Report on
                         Form 10-K for the year ended December 31, 2003
                         (Commission File No. 000-23741), filed with the
                         Commission on March 30, 2004)

          (l)            Loan Documents Modification Agreement between Innotrac
                         Corporation and SouthTrust Bank, dated May 10, 2004
                         (incorporated by reference to Exhibit 10.1 to the
                         Registrant's Quarterly Report on Form 10-Q for the
                         quarterly period ended March 31, 2004 (Commission File
                         No. 000-23740), filed with the Commission on May 14,
                         2004)

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

      10.20              Lease, dated August 16, 2004, by and between
                         Centerpoint 800 LLC and the Registrant (incorporated by
                         reference to Exhibit 10.20 to the Registrant's
                         Quarterly Report on Form 10-Q for the quarterly period
                         ended September 30, 2004 (Commission File No.
                         000-23740), filed with the Commission on November 12,
                         2004)

      21.1*              List of Subsidiaries

      23.1*              Consent of BDO Seidman, LLP

      23.2*              Consent of Deloitte & Touche LLP

      24.1*              Power of Attorney (included on signature page)

      31.1*              Certification of Chief Executive Officer Pursuant to
                         Rule 13a-14(a)/15d-14(a)

      31.2* Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d-14(a)

      32.1*              Certification of Chief Executive Officer Pursuant to 18
                         U.S.C.ss.1350

      32.2* Certification of principal financial officer Pursuant to 18 U.S.C.ss.1350

*     Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                              INNOTRAC CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at                   Charged to                   Balance at
                                           Beginning     Charged to       Other                        End of
Description                                of Period      Expenses       Accounts    Deductions        Period
--------------------------------------     ----------    ----------     ----------   ----------      ----------
(in 000's)
Provision for uncollectble accounts
     Year ended December 31,

           2004.......................      $1,696       $    221        $     -       $ (293)       $1,624
           2003.......................      $  959       $  1,571        $     -       $ (834)       $1,696
           2002.......................      $3,263       $ (1,329)       $     -       $ (975)       $  959

Provisions for returns and allowances
     Year ended December 31,

           2004.......................      $   12       $      5        $     -       $  (12)       $    5
           2003.......................      $   10       $     29        $     -       $  (27)       $   12
           2002.......................      $  193       $     52        $     -       $ (235)       $   10

Provisions for restructuring charge
  Year ended December 31,

           2004.......................      $    -       $      -        $     -       $    -        $    -
           2003.......................      $  277       $      -        $     -       $ (277)       $    -
           2002.......................      $1,831       $   (807)       $     -       $ (747)       $  277

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005.

                                        INNOTRAC CORPORATION

                                        /s/ Scott D. Dorfman
                                        --------------------------
                                        Scott D. Dorfman
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March 2005.

Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott D. Dorfman and Christine A. Herren, or either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

Signature                                  Title
---------                                  -----
/s/ Scott D. Dorfman                       Chairman of the Board, President and Chief
----------------------------------------   Executive Officer (Principal Executive Officer)
Scott D. Dorfman

/s/ Christine A. Herren                    Senior Director and Controller (Principal
----------------------------------------   Financial Officer and Principal Accounting Officer)
Christine A. Herren

                                           Director
________________________________________
J. Alston Gardner

/s/ Bruce V. Benator                       Director
----------------------------------------
Bruce V. Benator

/s/ Martin J. Blank                        Director
----------------------------------------
Martin J. Blank

/s/ Joel E. Marks                          Director
----------------------------------------
Joel E. Marks