Form 10-Q
period 2005-03-31
INNOTRAC CORP
filed 2005-05-16
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number 000-23740

                              INNOTRAC CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                               58-1592285
    ------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification Number)

          6655 Sugarloaf Parkway Duluth, Georgia                 30097
          ------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (678) 584-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at May 12, 2005

Common Stock $.10 par value per share                 12,255,360 Shares

                              INNOTRAC CORPORATION

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets -
              March 31, 2005 (Unaudited) and December 31, 2004                                            3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2005 and 2004 (Unaudited)                                      4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2005 and 2004 (Unaudited)                                      5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11

     Item 3.  Quantitative and Qualitative Disclosure About Market Risks                                 18

     Item 4.  Controls and Procedures                                                                    18

Part II. Other Information

     Item 6.  Exhibits                                                                                   19

Signatures                                                                                               20

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation ("Innotrac" or the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31, 2005        DECEMBER 31, 2004
                                                                                       --------------        -----------------
                                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents..................................................       $        2,210        $           1,377
     Accounts receivable (net of allowance for doubtful accounts of $1,102 at
         March 31, 2005 and $1,624 at December 31, 2004)........................               17,583                   18,405
     Inventory..................................................................                3,428                    2,662
     Prepaid expenses and other.................................................                1,716                    1,986
                                                                                       --------------        -----------------
             Total current assets...............................................               24,937                   24,430
                                                                                       --------------        -----------------

Property and equipment:
     Rental equipment...........................................................                  519                      556
     Computer software and equipment............................................               29,340                   29,034
     Furniture, fixtures and leasehold improvements.............................                4,941                    4,957
                                                                                       --------------        -----------------
                                                                                               34,800                   34,547
     Less accumulated depreciation and amortization.............................              (23,203)                 (22,048)
                                                                                       --------------        -----------------
                                                                                               11,597                   12,499
                                                                                       --------------        -----------------

Goodwill........................................................................               25,169                   25,169
Other assets, net...............................................................                1,169                    1,275
                                                                                       --------------        -----------------

             Total assets.......................................................       $       62,872        $          63,373
                                                                                       ==============        =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................       $        5,560        $           6,023
     Line of credit.............................................................                2,194                    3,063
     Accrued expenses and other.................................................                3,558                    2,630
                                                                                       --------------        -----------------
             Total current liabilities..........................................               11,312                   11,716
                                                                                       --------------        -----------------

Noncurrent liabilities:
         Other noncurrent liabilities...........................................                1,032                    1,098
                                                                                       --------------        -----------------
             Total noncurrent liabilities.......................................                1,032                    1,098
                                                                                       --------------        -----------------

Commitments and contingencies (see Note 5)

Shareholders' equity:
     Preferred stock: 10,000,000 shares authorized, $0.10 par value,
             no shares issued or outstanding....................................                    -                        -
         Common stock: 50,000,000 shares authorized, $0.10 par value,
             12,059,743 (2005) and 11,948,743 (2004) shares issued and
             outstanding........................................................                1,201                    1,195
     Additional paid-in capital.................................................               64,895                   64,644
     Accumulated deficit........................................................              (15,568)                 (15,280)
                                                                                       --------------        -----------------
             Total shareholders' equity.........................................               50,528                   50,559
                                                                                       --------------        -----------------

             Total liabilities and shareholders' equity.........................       $       62,872        $          63,373
                                                                                       ==============        =================

           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                    2005                 2004
                                                                 ----------           ----------
                                                                 (UNAUDITED)          (UNAUDITED)
Revenues...............................................          $   19,239           $   19,994
Cost of revenues.......................................               9,953                8,938
                                                                 ----------           ----------
                 Gross profit..........................               9,286               11,056
                                                                 ----------           ----------

Operating expenses:
     Selling, general and administrative expenses......               8,255                9,484
     Depreciation and amortization.....................               1,252                1,252
                                                                 ----------           ----------
           Total operating expenses....................               9,507               10,736
                                                                 ----------           ----------
                 Operating (loss) income...............                (221)                 320
                                                                 ----------           ----------

Other expense:
      Interest expense.................................                  67                   93
                                                                 ----------           ----------
                  Total other expense..................                  67                   93
                                                                 ----------           ----------
(Loss) income before income taxes......................                (288)                 227
Income taxes...........................................                   -                    -
                                                                 ----------           ----------

                 Net (loss) income.....................          $     (288)          $      227
                                                                 ==========           ==========

(Loss) income per share:

       Basic...........................................          $    (0.02)          $     0.02
                                                                 ==========           ==========

       Diluted.........................................          $    (0.02)          $     0.02
                                                                 ==========           ==========

Weighted average shares outstanding:

       Basic...........................................              12,000               11,634
                                                                 ==========           ==========

       Diluted.........................................              12,000               12,534
                                                                 ==========           ==========

           See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          2005             2004
                                                                                       -----------      -----------
                                                                                       (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
     Net (loss) income.............................................................    $      (288)     $       227
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization.................................................          1,252            1,252
     (Decrease) increase in allowance for doubtful accounts........................           (522)             525
     Amortization of deferred compensation............. ...........................            . -               33
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable................................          1,344           (1,199)
         (Increase) decrease in inventory..........................................           (766)           4,603
         Decrease (increase) in prepaid expenses and other.........................            316             (433)
         Decrease in accounts payable..............................................           (463)            (107)
         Increase in accrued expenses and other.................................               879              411
                                                                                       -----------      -----------
              Net cash provided by operating activities............................          1,752            5,312
                                                                                       -----------      -----------

Cash flows from investing activity:
     Capital expenditures..........................................................           (290)            (588)
                                                                                       -----------      -----------

Cash flows from financing activities:
     Net repayments under line of credit...........................................           (869)          (5,687)
     Repayment of capital lease and other obligations..............................            (18)             (19)
     Stock reacquired to settle employee stock bonus withholding tax obligation....              -             (286)
     Exercise of employee stock options............................................            258              408
                                                                                       -----------      -----------
               Net cash used in financing activities...............................           (629)          (5,584)
                                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents...............................            833             (860)
Cash and cash equivalents, beginning of period.....................................          1,377            2,228
                                                                                       -----------      -----------
Cash and cash equivalents, end of period...........................................    $     2,210      $     1,368
                                                                                       ===========      ===========

Supplemental cash flow disclosures:

     Cash paid for interest........................................................    $        60      $       116
                                                                                       ===========      ===========

     Cash income tax refunds received, net of taxes paid...........................    $         -      $         -
                                                                                       ===========      ===========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. Certain of the Company's more significant accounting policies are as follows:

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

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment in the first quarter of 2005 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac's goodwill carrying amount as of March 31, 2005 is $25.2 million.

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

      Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of call center services. Innotrac's fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Innotrac's call center services business recognizes revenue according to written pricing agreements based on the number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

      Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts (in thousands, except per share data):

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                  2005       2004
                                                -------      -----
Net (loss) income                               $  (288)     $ 227

Pro forma net (loss) income                     $  (398)     $ 120

Basic and diluted net (loss) income per share   $ (0.02)     $0.02

Basic and diluted pro forma net (loss) income
  per share                                     $ (0.03)     $0.01

      Under the fair value based method, compensation cost, net of tax, would have been $110,000 and $107,000 for the three months ended March 31, 2005 and 2004, respectively.

      During the three months ended March 31, 2005 and 2004, options representing 61,000 and 75,750 shares were exercised, respectively.

2.    FINANCING OBLIGATIONS

      The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which expires in June 2005. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.1 million at March 31, 2005. At March 31, 2005 the Company had $12.9 million available under the revolving credit agreement.

      The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

      The financial covenants require the Company to maintain a minimum fixed charge ratio of 1.30 to 1.00. The Company's fixed charge ratio at March 31, 2005 was 1.51 to 1.00. Additionally, the revolving credit agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

      net worth at March 31, 2005 was $25.2 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

      Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. Consistent with prior periods, on February 14, 2005, the Company fixed $2.0 million of its $2.2 million of borrowings at the 90-day LIBOR rate of 4.27%. Interest expense of approximately $20,000 and $35,000 related to the 90-day LIBOR was incurred for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company also incurred interest expense related to the variable portion of the line of credit of approximately $32,000 and $39,000, respectively, resulting in a weighted average interest rate of 4.76% and 3.22%, respectively. The Company also incurred unused revolving credit facility fees of approximately $13,000 and $17,000 during the three months ended March 31, 2005 and 2004, respectively.

3.    EARNINGS PER SHARE

      The following table shows the shares (in thousands) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128:

                                                      Three Months
                                                    Ended March 31,
                                                     2005    2004
                                                    ------   ------
Diluted earnings per share:
   Weighted average shares outstanding...........   12,000   11,634
   Employee and director stock options and
    unvested restricted shares...................        -      900
                                                    ------   ------
   Weighted average shares assuming
    Dilution.....................................   12,000   12,534
                                                    ======   ======

      Options outstanding to purchase 1.5 million shares and 134,500 shares of the Company's common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.    INCOME TAXES

      Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of March 31, 2005 and December 31, 2004 was approximately $12.7 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2004 that expires between 2020 and 2024.

      Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

      management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.8 million and $9.7 million has been recorded as of March 31, 2005 and December 31, 2004, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three months ended March 31, 2005, the deferred tax benefit of $93,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.    COMMITMENTS AND CONTINGENCIES

      Shareholder Rights Plan. In December 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one right for each outstanding share of the Company's common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 28.0% of the shares outstanding on March 31, 2005. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the board of directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

      Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

      Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three months ended March 31, 2005 and 2004, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $5,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

      In March 2005, the Company learned that trading activity by members of the IPOF Group may have further violated the short swing profit rules under
      Section 16(b). The Company promptly initiated another investigation and is presently engaged in discussions with the IPOF Group regarding the recovery by the Company of disgorgeable profits of the IPOF Group pursuant to Section 16(b).

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

Our core service offerings include the following:

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

BUSINESS MIX

                                              Three Months Ended
                                                  March 31,
Business Line/Vertical                        2005         2004
----------------------                       -----         -----
   Telecommunications                         13.3%         19.5%
   Modems                                     19.9          22.1
   Retail/Catalog                             26.5          22.9
   Direct Marketing                           27.8          24.5
   Business-to-Business ("B2B")               12.5          11.0
                                             -----         -----
                                             100.0%        100.0%
                                             =====         =====

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, caller ID equipment, digital subscriber line ("DSL") and other telecommunications products to companies such as BellSouth Corporation and Qwest Communications International, Inc. and their customers. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain BellSouth inventory for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment, DSL modems and ancillary equipment. We anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will remain fairly constant for the remainder of the year due mainly to increased volumes (but at lower margins as compared to 2004) from our DSL modem business, which is still in a strong growth mode. The telephone and caller ID equipment business is mature, yet steady.

Retail, Catalog and Direct Marketing. The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients, including such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., Nordstrom.com LLC, and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. Despite the end of the Tactica International, Inc. business, which represented 5.0% of total revenues for the three months ended March 31, 2004 and the end of the Martha Stewart Living Omnimedia business in March 2005, which represented 1.2% and 4.4% of total revenues for the three months ended March 31, 2005 and 2004, respectively, we anticipate that the percentage of our revenues attributable to our retail and catalog clients will remain fairly consistent during 2005 due to the anticipated additions of new channels, product lines and division for existing clients, along with internal growth and a strengthening of the overall economy.

On October 21, 2004, Tactica International, Inc. ("Tactica"), one of the Company's direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order ("Stipulation") entered into between Tactica and Innotrac, whereby Tactica has acknowledged the validity of Innotrac's claim and Innotrac's first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. The Stipulation required that the proceeds from the sale of such inventory be split with Innotrac 55%/45% on the first $1.6 million in customer orders and 60%/40% thereafter upon receipt of Tactica customer payments. Additionally, Tactica was required to prepay Innotrac for any services prior to its inventory being shipped. Tactica defaulted on the Stipulation and on January 18, 2005, Innotrac issued a Notice of Default to Tactica. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor's Committee have reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors, which is expected to be approved by the court by the end of May 2005. Based on this agreement and management's estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000 at March 31, 2005. As of March 31, 2005, Tactica owed $2.8 million in principal to Innotrac for past fulfillment and call center services.

Business-to-Business. The Company also provides these services for business-to-business ("B2B") clients including Books Are Fun, Ltd. (a subsidiary of Reader's Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2005 and 2004. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                                                             Three Months
                                                            Ended March 31,
                                                            2005       2004
                                                           ------      -----
Revenues.............................................       100.0%     100.0%
Cost of revenues.....................................        51.7       44.7
                                                           ------      -----
   Gross margin......................................        48.3       55.3
Selling, general and administrative expenses.........        42.9       47.4
Depreciation and amortization........................         6.5        6.3
                                                           ------      -----
   Operating  (loss) income..........................        (1.1)       1.6
Other expense, net...................................         0.4        0.5
                                                           ------      -----
    (Loss) income before income taxes................        (1.5)       1.1
Income taxes.........................................           -          -
                                                           ------      -----
   Net  (loss) income................................        (1.5)%      1.1%
                                                           ======      =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues. Net revenues decreased 3.8% to $19.2 million for the three months ended March 31, 2005 from $20.0 million for the three months ended March 31, 2004. This decrease was primarily attributable to the conclusion of two programs for a major client and the termination of services for Tactica International, Inc. and Martha Stewart Living Omnimedia business, partially offset by revenues from several new clients and increased volumes from our direct marketing clients.

Cost of Revenues. Cost of revenues increased 11.4% to $10.0 million for the three months ended March 31, 2005, compared to $8.9 million for the three months ended March 31, 2004. The cost of revenue increase was primarily due to an increase in freight and labor expense related to the increase in volume for our direct marketing clients and increased labor costs associated with increased volumes for our retail/catalog and B2B clients.

Gross Profit. For the three months ended March 31, 2005, the Company's gross profit decreased by $1.8 million to $9.3 million, or 48.3% of revenues, compared to $11.1 million, or 55.3% of revenues, for the three months ended March 31, 2004. This decrease in gross profit was due primarily to a change in the business mix to clients with lower margin revenue.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2005 decreased to $8.3 million, or 42.9% of revenues, compared to $9.5 million, or 47.4% of revenues, for the same period in 2004. This net decrease was primarily attributable to a $440,000 reduction in the allowance for doubtful accounts related to the Tactica receivable recorded in 2005, compared to an additional $464,000 in the allowance for doubtful accounts related to the Tactica receivable recorded in 2004, and $206,000 of lower account services related costs in 2005 as compared in 2004.

Interest Expense. Interest expense for the three months ended March 31, 2005 decreased to $67,000, compared to $93,000 for the same period in 2004. This decrease was attributable to a reduction in borrowings from the line of credit during the three months ended March 31, 2005 compared to the same period in 2004.

Income Taxes. The Company's effective tax rate for the three months ended March 31, 2005 and 2004 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses and earnings for the three months ended March 31, 2005 and 2004 were offset by a corresponding increase or reduction of this valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a bank credit facility. The Company had cash and cash equivalents of approximately $2.2 million at March 31, 2005 as compared to $1.4 million at December 31, 2004. Additionally, the Company had reduced its borrowings under its revolving credit facility (discussed below) to $2.2 million outstanding at March 31, 2005, as compared to $3.1 million at December 31, 2004. The Company generated positive cash flow from operations of $1.8 million during the three months ended March 31, 2005. We anticipate positive cash flows from operations during the remainder of 2005. In 2004, one of the primary contributors to generating cash in the first three months was a further reduction in inventory of approximately $4.6 million. This also contributed to a further reduction in borrowings under our revolving credit facility of approximately $5.7 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently has a revolving credit agreement with a bank maturing in June 2005. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.1 million at March 31, 2005. The Company has granted a security interest in all of its assets as collateral under this revolving credit agreement.

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

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. Consistent with prior periods, on February 14, 2005, the Company fixed $2.0 million of its $2.2 million of borrowings at the 90-day LIBOR rate of 4.27%. Interest expense of approximately $20,000 and $35,000 related to the 90-day LIBOR was incurred for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company also incurred interest expense related to the variable portion of the line of credit of approximately $32,000 and $39,000, respectively, resulting in a weighted average interest rate of 4.76%, and 3.22%, respectively. The Company also incurred unused revolving credit facility fees of approximately $13,000 and $17,000 during the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Company had $12.9 million of additional availability under the revolving credit agreement.

During the three months ended March 31, 2005, the Company generated $1.8 million in cash flow from operating activities compared to $5.3 million in the same period in 2004. The decrease in cash provided from operating activities was primarily the result of the reduction of $4.6 million in inventory in 2004 compared to an increase in inventory of $766,000 in 2005 offset by a net decrease in accounts receivable of $822,000 in 2005 compared to a net increase of $674,000 in 2004.

During the three months ended March 31, 2005, net cash used in investing activities for capital additions was $290,000 as compared to $588,000 in 2004. All of these expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the three months ended March 31, 2005, the net cash used in financing activities was $629,000 compared to $5.6 million in the same period in 2004. The primary difference between years is attributable to a reduction in outstanding borrowings of $869,000 in 2005 compared to a reduction in outstanding borrowings of $5.7 million in 2004. Additionally, during 2004, the Company generated cash of $408,000 through the exercise of previously granted employee stock options, compared to $258,000 generated in 2005.

The Company estimates that its cash and financing needs through 2005 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in each of the last four years and anticipates doing so again in 2005. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to the condensed consolidated financial statements in this Form 10-Q and Note 2 to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. The policies that we believe are most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac's goodwill carrying amount as of March 31, 2005 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2005. The valuation supported that the fair value of the reporting unit at January 1, 2005 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of March 31, 2005 and December 31, 2004 was approximately $12.7 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2004 that expires between 2020 and 2024.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $9.8 million and $9.7 million has been recorded as of March 31, 2005 and December 31, 2004. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the three months ended March 31, 2005, an income tax benefit of $93,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables and known specific facts and circumstances. One of Innotrac's direct marketing clients, Tactica, with a substantial past due balance at March 31, 2005 and December 31, 2004, filed for Chapter 11 bankruptcy protection on October 21, 2004. Subsequently, Innotrac and Tactica entered into a Stipulation and Consent Order whereby the client has acknowledged the validity of the Company's claim and first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor's Committee have reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors, which is expected to be approved by the court by the end of May 2005. Based on this agreement and management's estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000 at March 31, 2005. As of March 31, 2005, Tactica owed $2.8 million in principal to Innotrac for past fulfillment and call center services.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS" No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." The revised Statement clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. Under the provisions of SFAS 123(R), the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company currently accounts for its stock-based compensation plans under APB 25. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized. SFAS No. 123(R) is effective for the Company beginning January 1, 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Management believes the Company's exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company's lease obligations are fixed in nature as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings on file with the Securities and Exchange Commission.

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and the principal financial officer, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of March 31, 2005. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and principal financial officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac's internal control over financial reporting during the first quarter of 2005.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

      Exhibits:

            31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d - 14(a).

            31.2 Certification of principal financial officer Pursuant to Rule 13a-14(a)/15a - 14(a).

            32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350.

            32.2 Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INNOTRAC CORPORATION
                            ---------------------------------------------------
                            (Registrant)

Date: May 16, 2005          By: /s/ Scott D. Dorfman
                                -----------------------------------------------
                                Scott D. Dorfman
                                President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 16, 2005              /s/ Christine A. Herren
                                -----------------------------------------------
                                Christine A. Herren
                                Senior Director and Controller (Principal
                                Financial Officer and Principal Accounting
                                Officer)