Form 10-Q
period 2005-06-30
INNOTRAC CORP
filed 2005-08-12
CIK 1051114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from ______________ to ______________

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

                                                  Outstanding at August 10, 2005
                                                  ------------------------------
Common Stock $.10 par value per share                    12,277,861 Shares

                              INNOTRAC CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

   Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets at
             June 30, 2005 (Unaudited) and December 31, 2004                  3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended June 30, 2005 and 2004 (Unaudited)            4

             Condensed Consolidated Statements of Operations for the
             Six Months Ended June 30, 2005 and 2004 (Unaudited)              5

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2005 and 2004 (Unaudited)              6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                      7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

   Item 3.   Quantitative and Qualitative Disclosure About Market Risks      20

   Item 4.   Controls and Procedures                                         20

Part II. Other Information

   Item 4.   Submission of Matters to a Vote of Securities Holders           21

   Item 6.   Exhibits                                                        21

Signatures                                                                   22

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation ("Innotrac" or the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

                              INNOTRAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           JUNE 30, 2005   DECEMBER 31, 2004
                                                           -------------   -----------------
                                                            (UNAUDITED)
                         ASSETS

Current assets:
   Cash and cash equivalents ...........................     $  1,323          $  1,377
   Accounts receivable (net of allowance for doubtful
      accounts of $1,196 at June 30, 2005 and $1,624 at
      December 31, 2004) ...............................       17,877            18,405
   Inventory ...........................................        2,753             2,662
   Prepaid expenses and other ..........................        1,961             1,986
                                                             --------          --------
      Total current assets .............................       23,914            24,430
                                                             --------          --------
Property and equipment:
   Rental equipment ....................................          486               556
   Computer software and equipment .....................       29,567            29,034
   Furniture, fixtures and leasehold improvements ......        5,007             4,957
                                                             --------          --------
                                                               35,060            34,547
   Less accumulated depreciation and amortization ......      (24,318)          (22,048)
                                                             --------          --------
                                                               10,742            12,499
                                                             --------          --------
Goodwill ...............................................       25,169            25,169
Other assets, net ......................................        1,150             1,275
                                                             --------          --------
      Total assets .....................................     $ 60,975          $ 63,373
                                                             ========          ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................     $  6,317          $  6,023
   Line of credit ......................................           --             3,063
   Accrued expenses and other ..........................        2,706             2,630
                                                             --------          --------
      Total current liabilities ........................        9,023            11,716
                                                             --------          --------
Noncurrent liabilities:
   Other noncurrent liabilities ........................        1,037             1,098
                                                             --------          --------
      Total noncurrent liabilities .....................        1,037             1,098
                                                             --------          --------

Commitments and contingencies (see Note 5)

Shareholders' equity:
   Preferred stock: 10,000,000 shares authorized, $0.10
      par value, no shares issued or outstanding .......           --                --
   Common stock: 50,000,000 shares authorized, $0.10 par
      value, 12,274,360 (2005) and 11,948,743 (2004)
      shares issued and outstanding ....................        1,227             1,195
   Additional paid-in capital ..........................       65,875            64,644
   Accumulated deficit .................................      (16,187)          (15,280)
                                                             --------          --------
      Total shareholders' equity .......................       50,915            50,559
                                                             --------          --------
      Total liabilities and shareholders' equity .......     $ 60,975          $ 63,373
                                                             ========          ========

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          2005          2004
                                                      -----------   -----------
                                                      (UNAUDITED)   (UNAUDITED)
Revenues .........................................      $18,943       $19,807
Cost of revenues .................................        9,680         8,977
                                                        -------       -------
         Gross profit ............................        9,263        10,830
                                                        -------       -------
Operating expenses:
   Selling, general and administrative expenses ..        8,632         9,158
   Depreciation and amortization .................        1,208         1,370
                                                        -------       -------
      Total operating expenses ...................        9,840        10,528
                                                        -------       -------
         Operating (loss) income .................         (577)          302
                                                        -------       -------
Other expense:
   Interest expense ..............................           42            77
                                                        -------       -------
         Total other expense .....................           42            77
                                                        -------       -------
(Loss) income before income taxes ................         (619)          225
Income taxes .....................................           --            --
                                                        -------       -------
         Net (loss) income .......................      $  (619)      $   225
                                                        =======       =======

(Loss) income per share:

   Basic .........................................      $ (0.05)      $  0.02
                                                        =======       =======

   Diluted .......................................      $ (0.05)      $  0.02
                                                        =======       =======

Weighted average shares outstanding:

   Basic .........................................       12,222        11,731
                                                        =======       =======

   Diluted .......................................       12,222        12,316
                                                        =======       =======

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         2005          2004
                                                     -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
Revenues .........................................     $38,181       $39,802
Cost of revenues .................................      19,633        17,915
                                                       -------       -------
         Gross profit ............................      18,548        21,887
                                                       -------       -------

Operating expenses:
   Selling, general and administrative expenses ..      16,886        18,642
   Depreciation and amortization .................       2,460         2,622
                                                       -------       -------
      Total operating expenses ...................      19,346        21,264
                                                       -------       -------
         Operating (loss) income .................        (798)          623
                                                       -------       -------

Other expense:
   Interest expense ..............................         109           171
                                                       -------       -------
         Total other expense .....................         109           171
                                                       -------       -------
(Loss) income before income taxes ................        (907)          452
Income taxes .....................................          --            --
                                                       -------       -------

         Net (loss) income .......................     $  (907)      $   452
                                                       =======       =======
(Loss) income per share:

   Basic .........................................     $ (0.07)      $  0.04
                                                       =======       =======

   Diluted .......................................     $ (0.07)      $  0.04
                                                       =======       =======

Weighted average shares outstanding:

   Basic .........................................      12,111        11,748
                                                       =======       =======

   Diluted .......................................      12,111        12,501
                                                       =======       =======

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                   2005          2004
                                                               -----------   -----------
                                                               (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
   Net (loss) income .......................................     $  (907)      $   452
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
   Depreciation and amortization ...........................       2,460         2,622
   Loss on disposal of fixed assets ........................          --           100
   (Decrease) increase in allowance for doubtful accounts ..        (435)        1,015
   Amortization of deferred compensation ...................          --            51
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ...........         962        (2,213)
      (Increase) decrease in inventory .....................         (91)        5,899
      Decrease (increase) in prepaid expenses and other ....          31          (927)
      Decrease in accounts payable .........................         295           627
      Increase in accrued expenses and other ...............          49           239
                                                                 -------       -------
         Net cash provided by operating activities .........       2,364         7,865
                                                                 -------       -------
Cash flows from investing activity:
   Capital expenditures ....................................        (583)       (1,317)
                                                                 -------       -------
Cash flows from financing activities:
   Net repayments under line of credit .....................      (3,063)       (7,717)
   Repayment of capital lease and other obligations ........         (36)          (39)
   Loan fees paid ..........................................          --           (15)
   Stock reacquired to settle employee stock bonus
      withholding tax obligation ...........................          --          (286)
   Exercise of employee stock options ......................       1,264           643
                                                                 -------       -------
         Net cash used in financing activities .............      (1,835)       (7,414)
                                                                 -------       -------
Net decrease in cash and cash equivalents ..................         (54)         (866)
Cash and cash equivalents, beginning of period .............       1,377         2,228
                                                                 -------       -------
Cash and cash equivalents, end of period ...................     $ 1,323       $ 1,362
                                                                 =======       =======
Supplemental cash flow disclosures:
   Cash paid for interest ..................................     $   121       $   198
                                                                 =======       =======

            See notes to condensed consolidated financial statements.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

     Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2004 and June 30, 2005 (see Note 4).

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

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

     Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying condensed consolidated statements of operations. Had compensation cost for stock options been determined under a fair value based method, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, the Company's net (loss) income and net (loss) income per share would have been the following pro forma amounts (in thousands, except per share data):

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------   ----------------
                                              2005     2004        2005     2004
                                             ------   -----      -------   -----
Net (loss) income                            $ (619)  $ 225      $  (907)  $ 452
Pro forma net (loss) income                  $ (725)  $ 125      $(1,120)  $ 253
Basic and diluted net (loss)
   income per share                          $(0.05)  $0.02      $ (0.07)  $0.04
Basic and diluted pro forma net
   (loss) income per share                   $(0.06)  $0.01      $ (0.09)  $0.02

     Under the fair value based method, compensation cost, net of tax is $106,000 and $100,000 for the three months ended June 30, 2005 and 2004, respectively and $213,000 and $199,000 for the six months ended June 30, 2005 and 2004, respectively.

     During the three months ended June 30, 2005 and 2004, options representing 214,617 and 59,250 shares were exercised, respectively. During the six months ended June 30, 2005 and 2004, options representing 275,617 and 135,000 shares were exercised, respectively.

2.   FINANCING OBLIGATIONS

     The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which was scheduled to expire in June 2005. In May 2005, the Company extended the agreement through September 1, 2005. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.5 million at June 30, 2005. At June 30, 2005 the Company had $15.5 million available under the revolving credit agreement.

     The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains various restrictive financial and change of ownership control covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

     The financial covenants require the Company to maintain a minimum fixed charge ratio of 1.30 to 1.00. The Company's fixed charge ratio at June 30, 2005 was 1.43 to 1.00. Additionally, the revolving credit

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

     agreement contains a minimum tangible net worth requirement of $24.0 million. The Company's tangible net worth at June 30, 2005 was $25.7 million. Compliance with the minimum tangible net worth covenant and other financial covenants is determined on a quarterly basis.

     Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. During the three months ended June 30, 2005 and 2004, the Company incurred interest expense related to the line of credit of approximately $30,000 and $51,000, respectively, resulting in a weighted average interest rate of 5.31% and 3.17%, respectively. During the six months ended June 30, 2005 and 2004, the Company incurred interest expense related to the line of credit of approximately $82,000 and $125,000, respectively, resulting in a weighted average interest rate of 4.95% and 3.20%, respectively. The Company also incurred unused revolving credit facility fees of approximately $10,000 and $22,000 during the three months ended June 30, 2005 and 2004, respectively, and $23,000 and $39,000 during the six months ended June 30, 2005 and 2004, respectively.

3.   EARNINGS PER SHARE

     The following table shows the shares (in thousands) used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                               Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                             ---------------   ---------------
                                              2005     2004     2005     2004
                                             ------   ------   ------   ------
Diluted earnings per share:
   Weighted average shares outstanding ...   12,222   11,731   12,111   11,748
   Employee and director stock options and
      unvested restricted shares .........       --      585       --      753
                                             ------   ------   ------   ------
   Weighted average shares assuming
      dilution ...........................   12,222   12,316   12,111   12,501
                                             ======   ======   ======   ======

     Options outstanding to purchase 1.3 million shares of the Company's common stock for both the three and six months ended June 30, 2005, and 333,150 shares and 112,500 shares for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.   INCOME TAXES

     Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of June 30, 2005 and December 31, 2004 was approximately $12.9 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2004 that expires between 2020 and 2024.

     Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

     ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $10.0 million and $9.7 million has been recorded as of June 30, 2005 and December 31, 2004, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the six months ended June 30, 2005, the deferred tax benefit of $314,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.   COMMITMENTS AND CONTINGENCIES

     Shareholder Rights Plan. In December 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one right for each outstanding share of the Company's common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 33.3% of the shares outstanding on June 30, 2005. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the board of directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

     Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

     Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three and six months ended June 30, 2005 and 2004, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $100 and $6,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $5,000 and $10,000 for the six months ended June 30, 2005 and 2004, respectively.

                              INNOTRAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

          -    back-order management; and

          -    returns management.

     -    Customer Support Services:

          -    inbound call center services

          -    technical support and order status

          -    returns and refunds processing

          -    call centers integrated into fulfillment platform

          -    cross-sell/up-sell services

          -    collaborative chat; and

          -    intuitive e-mail response.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years.

BUSINESS MIX

                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               ------------------   ----------------
Business Line/Vertical            2005    2004        2005    2004
----------------------           -----   -----       -----   -----
Telecommunications                13.2%   21.3%       13.3%   20.4%
Modems                            17.5    17.4        18.7    19.8
Retail/Catalog                    30.7    27.2        28.6    25.1
Direct Marketing                  30.0    25.0        28.9    24.7
Business-to-Business ("B2B")       8.6     9.1        10.5    10.0
                                 -----   -----       -----   -----
                                 100.0%  100.0%      100.0%  100.0%
                                 =====   =====       =====   =====

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

     Retail, Catalog and Direct Marketing. The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients, including such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., Nordstrom.com LLC, and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. Despite the end of the Tactica International, Inc. business, which represented 3.5% and 4.2% of total revenues for the three and six months ended June 30, 2004, respectively, and the end of the Martha Stewart Living Omnimedia business in March 2005, which represented 4.6% and 4.5% of total revenues for the three and six months ended June 30, 2004, respectively, we anticipate that the percentage of our revenues attributable to our retail and catalog clients will remain fairly consistent during 2005 due to the addition of several new clients.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 21, 2004, Tactica International, Inc. ("Tactica"), one of the Company's direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order ("Stipulation") entered into between Tactica and Innotrac, whereby Tactica has acknowledged the validity of Innotrac's claim and Innotrac's first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. Tactica defaulted on the Stipulation and on January 18, 2005, Innotrac issued a Notice of Default to Tactica. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor's Committee in the Tactica bankruptcy case have reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica, which was approved by the bankruptcy court on June 23, 2005. Based on this agreement and management's estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000 at March 31, 2005. The actual results of the liquidation could vary from this estimate. As of June 30, 2005, Tactica owed $2.8 million in principal to Innotrac for past fulfillment and call center services.

Business-to-Business. The Company also provides these services for business-to-business ("B2B") clients including Books Are Fun, Ltd. (a subsidiary of Reader's Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.

RESULTS OF OPERATIONS

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2005 and 2004. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

                                                   Three Months      Six Months
                                                  Ended June 30,   Ended June 30,
                                                  --------------   --------------
                                                   2005     2004    2005     2004
                                                  -----    -----   -----    -----
Revenues ......................................   100.0%   100.0%  100.0%   100.0%
Cost of revenues ..............................    51.1     45.4    51.4     45.0
                                                  -----    -----   -----    -----
   Gross margin ...............................    48.9     54.6    48.6     55.0
Selling, general and administrative expenses ..    45.6     46.2    44.2     46.9
Depreciation and amortization .................     6.4      6.9     6.5      6.6
                                                  -----    -----   -----    -----
   Operating (loss) income ....................    (3.1)     1.5    (2.1)     1.5
Other expense, net ............................      .2       .4      .3       .4
                                                  -----    -----   -----    -----
   (Loss) income before income taxes ..........    (3.3)     1.1    (2.4)     1.1
Income tax benefit ............................      --       --      --       --
                                                  -----    -----   -----    -----
   Net (loss) income ..........................    (3.3)%    1.1%   (2.4)%    1.1%
                                                  =====    =====   =====    =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenues. Net revenues decreased 4.4% to $18.9 million for the three months ended June 30, 2005 from $19.8 million for the three months ended June 30, 2004. This decrease was primarily attributable to the conclusion of two programs for a major client and the termination of services for Tactica International, Inc. and Martha Stewart Living Omnimedia business, partially offset by revenues from several new clients and increased volumes from our direct marketing clients.

Cost of Revenues. Cost of revenues increased 7.8% to $9.7 million for the three months ended June 30, 2005, compared to $9.0 million for the three months ended June 30, 2004. The cost of revenue increase was primarily due to an increase in freight expense related to the increase in volume for our direct marketing clients.

Gross Profit. For the three months ended June 30, 2005, the Company's gross profit decreased by $1.6 million to $9.3 million, or 48.9% of revenues, compared to $10.8 million, or 54.6% of revenues, for the three months ended June 30, 2004. This decrease in gross profit was due primarily to a change in the business mix to clients with lower margin revenue.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2005 decreased to $8.6 million, or 45.6% of revenues, compared to $9.2 million, or 46.2% of revenues, for the same period in 2004. This net decrease was primarily attributable to an additional $376,000 in the allowance for doubtful accounts related to the Tactica receivable recorded in 2004, a reduction in account services related costs of $132,000 in 2005 as compared to 2004 and a reduction of corporate salary expense of $154,000 in 2005 as compared to 2004, offset by an increase in facility costs of approximately $134,000, primarily related to the new facility opened in Delaware in the second half of 2004.

Interest Expense. Interest expense for the three months ended June 30, 2005 decreased to $42,000, compared to $77,000 for the same period in 2004. This decrease was attributable to a reduction in borrowings from the line of credit during the three months ended June 30, 2005 compared to the same period in 2004.

Income Taxes. The Company's effective tax rate for the three months ended June 30, 2005 and 2004 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses and earnings for the three months ended June 30, 2005 and 2004 were offset by a corresponding increase or reduction of this valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2005 and 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues. Net revenues decreased 4.1% to $38.2 million for the six months ended June 30, 2005 from $39.8 million for the six months ended June 30, 2004. This decrease was primarily attributable to a reduction in revenue from our telecommunications vertical as a result of the conclusion of two programs for a major client offset by a net increase in revenues from our direct marketing and retail/catalog verticals as a result of the addition of several new clients and increased volumes, reduced by the termination of services for Tactica International, Inc. and Martha Stewart Living Omnimedia.

Cost of Revenues. Cost of revenues increased 9.6% to $19.6 million for the six months ended June 30, 2005, compared to $17.9 million for the six months ended June 30, 2004. The cost of revenue increase was primarily due to an increase in freight and labor expense related to the increase in volume for our direct marketing clients and increased labor costs associated with increased volumes for our retail/catalog and B2B clients.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit. For the six months ended June 30, 2005, the Company's gross profit decreased by $3.3 million to $18.5 million, or 48.6% of revenues, compared to $21.9 million, or 55.0% of revenues, for the six months ended June 30, 2004. This decrease in gross profit was due primarily to a change in the business mix to clients with lower margin revenue and the addition of several new clients whose margins have not yet reached the level of a mature client.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2005 decreased to $16.9 million, or 44.2% of revenues, compared to $18.6 million, or 46.9% of revenues, for the same period in 2004. This net decrease was primarily attributable to an additional $840,000 in the allowance for doubtful accounts related to the Tactica receivable recorded in 2004 compared to a $440,000 reduction in the allowance for doubtful accounts related to the Tactica receivable recorded in 2005, a reduction in account services related costs of $338,000 in 2005 as compared to 2004 and a reduction of corporate salary expense of $274,000 in 2005 as compared to 2004, offset by an increase in facility costs of approximately $192,000, primarily related to the new facility opened in Delaware in the second half of 2004.

Interest Expense. Interest expense for the six months ended June 30, 2005 decreased to $109,000, compared to $171,000 for the same period in 2004. This decrease was attributable to a reduction in borrowings from the line of credit during the six months ended June 30, 2005 compared to the same period in 2004.

Income Taxes. The Company's effective tax rate for the six months ended June 30, 2005 and 2004 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses and earnings for the six months ended June 30, 2005 and 2004 were offset by a corresponding increase or reduction of this valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a bank credit facility. The Company had cash and cash equivalents of approximately $1.3 million at June 30, 2005 as compared to $1.4 million at December 31, 2004. Additionally, the Company did not have any borrowings under its revolving credit facility (discussed below) at June 30, 2005, as compared to $3.1 million at December 31, 2004. The Company generated positive cash flow from operations of $2.4 million during the six months ended June 30, 2005. We anticipate positive cash flows from operations during the remainder of 2005.

The Company currently has a revolving credit agreement with a bank maturing in September 2005. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $15.5 million at June 30, 2005. The Company has granted a security interest in all of its assets as collateral under this revolving credit agreement.

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

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 225 basis points. During the three months ended June 30, 2005 and 2004, the Company incurred interest expense related to the line of credit of approximately $30,000 and $51,000, respectively, resulting in a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

weighted average interest rate of 5.31% and 3.17%, respectively. During the six months ended June 30, 2005 and 2004, the Company incurred interest expense related to the line of credit of approximately $82,000 and $125,000, respectively, resulting in a weighted average interest rate of 4.95% and 3.20%, respectively. The Company also incurred unused revolving credit facility fees of approximately $10,000 and $22,000 during the three months ended June 30, 2005 and 2004, respectively, and $23,000 and $39,000 during the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Company had $15.5 million of additional availability under the revolving credit agreement.

During the six months ended June 30, 2005, the Company generated $2.4 million in cash flow from operating activities compared to $7.9 million in the same period in 2004. The decrease in cash provided from operating activities was primarily the result of the reduction of $5.9 million in inventory in 2004 compared to an increase in inventory of $91,000 in 2005 offset by a net decrease in accounts receivable of $527,000 in 2005 compared to a net increase of $1.2 million in 2004 and a net loss of $907,000 in 2005 compared to net income of $452,000 in 2004.

During the six months ended June 30, 2005, net cash used in investing activities for capital additions was $583,000 as compared to $1.3 million in 2004. All of these expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the six months ended June 30, 2005, cash used in financing activities was $1.8 million compared to $7.4 million in the same period in 2004. The primary difference between years is attributable to a reduction in outstanding borrowings of $3.1 million in 2005 compared to a reduction in outstanding borrowings of $7.7 million in 2004. Additionally, during 2004, the Company generated cash of $643,000 through the exercise of previously granted employee stock options, compared to $1.3 million generated in 2005.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac's goodwill carrying amount as of June 30, 2005 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2005. The valuation supported that the fair value of the reporting unit at January 1, 2005 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of June 30, 2005 and December 31, 2004 was approximately $12.9 million and $12.8 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003. Innotrac has a tax net operating loss carryforward of $31.5 million at December 31, 2004 that expires between 2020 and 2024.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $10.0 million and $9.7 million has been recorded as of June 30, 2005 and December 31, 2004. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the six months ended June 30, 2005, an income tax benefit of $314,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables and known specific facts and circumstances. One of Innotrac's direct marketing clients, Tactica, with a substantial past due balance at June 30, 2005 and December 31, 2004, filed for Chapter 11 bankruptcy protection on October 21, 2004. Subsequently, Innotrac and Tactica entered into a Stipulation and Consent Order whereby the client has acknowledged the validity of the Company's claim and first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor's Committee in the Tactica bankruptcy case have reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica, which was approved by the bankruptcy court on June 23, 2005. Based on this agreement and management's estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000 at March 31, 2005. The actual results of the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liquidation could vary from this estimate. As of June 30, 2005, Tactica owed $2.8 million in principal to Innotrac for past fulfillment and call center services.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS" No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." The revised Statement clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. Under the provisions of SFAS 123(R), the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company currently accounts for its stock-based compensation plans under APB 25. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and the principal financial officer, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of June 30, 2005. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and principal financial officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac's internal control over financial reporting during the second quarter of 2005.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2005, the Company held its annual meeting of shareholders in Duluth, Georgia. As of the record date, April 8, 2005, there were 12,117,591 shares of Common Stock issued, outstanding and entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 11,883,838 shares representing 98.07% of the total shares of Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect the following director to a three-year term expiring in 2008. The following table sets forth the number of votes cast "for" reelection and the number of votes "withheld" for the director. There were no abstentions or broker non-votes.

                                                              NUMBER OF VOTES
                                                           ---------------------
                                                              FOR       WITHHELD
                                                           ----------   --------
Bruce V. Benator .......................................   11,622,013    261,825

The directors whose terms continued after the meeting are Scott D. Dorfman, Alston Gardner, Martin J. Blank and Joel E. Marks.

ITEM 6 - EXHIBITS

Exhibits:

10.4 Loan Documents Modification Agreement between Innotrac Corporation and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated May 20, 2005.

10.16 Second Amendment to Lease Agreement dated March 5, 2003 by and between ProLogis-Macquarie Kentucky I LLC and Innotrac Corporation.

10.17 Second Amendment to Lease Agreement dated June 23, 2005 by and between The Prudential Insurance Company of America and Innotrac
            Corporation.

10.21 Fourth Lease Extension and Modification Agreement dated July 8, 2005 by and between Teachers Insurance and annuity Association of America, for the Benefit of its Separate Real Estate Account and
            Innotrac Corporation.

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

                                        INNOTRAC CORPORATION
                                        (Registrant)


Date: August 12, 2005                   By: /s/ Scott D. Dorfman
                                            ------------------------------------
                                            Scott D. Dorfman
                                            President, Chief Executive Officer
                                            and Chairman of the Board (Principal
                                            Executive Officer)


Date: August 12, 2005                       /s/ Christine A. Herren
                                            ------------------------------------
                                            Christine A. Herren
                                            Senior Director and Controller
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)