Form 10-K
period 2005-12-31
INNOTRAC CORP
filed 2006-03-31
CIK 1051114

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

For the fiscal year ended December 31, 2005

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

     Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  Yes [ ] No [X]

     Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                                  Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant's outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter was $18,776,845 based on the closing sale price of the Common Stock as reported by the Nasdaq National Market on such date. See Item 12.

     At March 24, 2006, there were 12,280,610 shares of Common Stock, par value $0.10 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission" or the "SEC"), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2005.

                              INNOTRAC CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I ..................................................................      3
   ITEM 1.  BUSINESS ....................................................      3
            CERTAIN FACTORS AFFECTING FORWARD-LOOKING
            STATEMENTS ..................................................      9
            EXECUTIVE OFFICERS OF THE REGISTRANT ........................      9
   ITEM 1A. RISK FACTORS ................................................     10
   ITEM 1B. UNRESOLVED STAFF COMMENTS ...................................     14
   ITEM 2.  PROPERTIES ..................................................     15
   ITEM 3.  LEGAL PROCEEDINGS ...........................................     16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........     16

PART II .................................................................     16
   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
            SECURITIES ..................................................     16
   ITEM 6.  SELECTED FINANCIAL DATA .....................................     17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .........................     18
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK ........................................................     26
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................     27
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ....................................     44
   ITEM 9A. CONTROLS AND PROCEDURES .....................................     44
   ITEM 9B. OTHER INFORMATION ...........................................     45

PART III ................................................................     45
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........     45
   ITEM 11. EXECUTIVE COMPENSATION ......................................     45
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS ..................     45
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............     45
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................     46

PART IV .................................................................     46
   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ..................     46
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS .............    S-1

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

Innotrac receives most of our clients' orders either through inbound call center services, electronic data interchange ("EDI") or the internet. On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries. Our fulfillment and customer support services interrelate and are sold as a package, however they are individually priced. Our clients may utilize our fulfillment services, our customer support services, or both, depending on their individual needs.

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

The following table sets forth the percentage of revenues generated by the Company's various business lines during 2005 and 2004:

                               2005    2004
                              -----   -----
Telecommunications products    12.2%   18.7%
Modems                         21.2    19.5
Retail/Catalog                 32.2    30.7
Direct Marketing               23.2    20.5
B2B                            11.2    10.6
                              -----   -----
                              100.0%  100.0%
                              =====   =====

In August 2004, we leased a 75,000 square foot fulfillment center in New Castle, Delaware. This facility provides fulfillment services for a new direct marketing client. Capital expenditures associated with this facility were approximately $260,000 in 2004.

In December 2005, we entered into a five year lease for a new facility in Hebron, Kentucky. This new facility is currently under construction and will provide approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations beginning in the second quarter of 2006.

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

Our Atlanta operations earned ISO 9001:2000 certification in 2002, our Hebron, Kentucky operations earned ISO 9001:2000 certification in 2003, our Pueblo operations earned ISO 9001:2000 certification in 2004 and our Chicago and Delaware operations earned ISO 9001:2000 certification in 2005. We are dedicated to providing quality service to our clients at every step in the fulfillment process. To ensure order accuracy, shipment inspection and system driven validation are performed to prove the contents exactly match the order prior to shipment. In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order. Our 2005 order accuracy rate exceeded 99.5%.

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

Our Reno and Delaware facilities utilize an internally-developed, customized order management system ("OMS") that is fully integrated with a customized warehouse management solution and includes front-end customer relationship management capabilities, which we believe is suitable for direct marketing clients.

We believe that our use of different systems for different types of clients and products allow us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2005 was supporting approximately 221 representatives. Additionally, the ACD system is integrated with software designed to enable management to staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an Aspect ACD Enterprise System switch and is currently supporting approximately 56 representatives. Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our eight fulfillment centers' order management systems where it is processed. Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2006, we had over 840 full-time employees supported by part-time staff on an as-needed basis. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees. Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized.

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

GOVERNMENT REGULATION

The Caller ID services offered by our telecommunications clients are subject to various federal and state regulations. The legality of Caller ID has been challenged in cases decided under the Electronic Communications Privacy Act
(ECPA), and several state statutes. In 1994, the Federal Communications Commission (FCC) preempted certain state regulation of interstate Caller ID or other calling party number (CPN) based services, including state regulations which (1) prohibit the offering of interstate CPN-based services; (2) require blocking alternatives on intrastate calls different from those adopted by the FCC; or (3) require blocking systems that interfere with the use of "*67" to achieve blocking on interstate calls. This report further required certain common carriers to transmit CPN and its associated privacy indicator (which allows telephone callers to block the display of their phone numbers on Caller ID display units) on an interstate call to connecting carriers without charge (the "Free Passage" rule). In connection with this report, the Department of Justice issued a memorandum which concluded that the installation or use of interstate Caller ID service was not prohibited by any federal wiretap statute and that in general, the FCC had authority to preempt state laws that would hinder federal communications policy on Caller ID services. Court decisions since the FCC issued its 1994 report have consistently held that Caller ID does not violate any state or federal wiretap statute.

In 1995, the FCC narrowed its initial preemption of state public utilities blocking regulations by permitting subscribers to choose per-line blocking or per-call blocking on interstate calls, provided that all carriers were required to adopt a uniform method of overriding blocking on any particular call. At the same time, the FCC preempted a California Public Utilities Commission (CPUC) per-line blocking default policy, which provided that subscribers with unlisted telephone numbers who fail to communicate their choice between per-call blocking and per-line blocking of calling party number-based services, be served with a system that blocks disclosure of CPN on all calls (i.e., per-line blocking).

The FCC's rules and regulations also require carriers to explain to their subscribers (1) that their telephone numbers may be transmitted to the called party, (2) that there is a privacy mechanism (i.e., the "blocking" feature) available on interstate calls, and (3) how the mechanism can be activated. The CPUC, seeking to protect the caller's privacy, has ruled that a carrier can offer Caller ID or transmit CPN to interconnecting carriers only upon CPUC approval of its customer notification and education plan. Under separate FCC rules (see below), telemarketers are required to transmit Caller ID information and are prohibited from blocking such information.

Section 222 of the Telecommunications Act of 1996 introduced restrictions on telecommunications carriers' usage of customer proprietary network information
(CPNI). CPNI includes information that is personal to customers, including where, when and to whom a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent these services are used. In a series of orders since 1998, the FCC has interpreted the CPNI restrictions to permit telecommunications carriers, including BellSouth and Qwest, to use CPNI without customer approval to market services that are related to the customer's existing service relationship with the carrier. Before carriers may use CPNI to market services outside a customer's existing service relationships, the carrier must obtain express customer permission. Because we are dependent upon the efforts of our clients to promote and market their equipment and services, federal and state laws and regulations inhibiting those clients' ability to market these equipment and services to their existing customers could have a material adverse effect on our business, results of operations and financial condition.

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

Outbound teleservices are regulated by the rules of the FCC and the FTC under the Federal Telephone Consumer Protection Act of 1991, as amended (TCPA), the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, as amended (FTCFAP), respectively, and by various state regulations regarding telephone solicitations. In a July 2003 Report and Order, the FCC amended its rules implementing the TCPA, providing for: (1) restrictions on calls made by automatic dialing and announcing devises; (2) limitations on the use of predictive dialers of outbound calls; (3) institution of a national "do-not-call" registry in conjunction with the FTC; (4) guidelines on maintaining an internal "do-not-call" list and honoring "do-not-call" requests; and (5) requirements for telephone solicitors to transmit Caller ID information. The FTC's Telemarketing Sales Rule (TSR) was issued pursuant to the FTCFAP to prevent deceptive and abusive telemarketing acts and practices. Recent amendments to the TSR include: (1) subjecting certain inbound calls to additional disclosure requirements; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) application of the TSR to charitable solicitations; (4) institution of a national "do-not-call" registry; and (4) limitations on the use of predictive dialers for outbound calls. We believe that we are in compliance with these federal statutes and the FCC and FTC rules thereunder and the various state regulations, and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements concern the Company's operations, performance and financial condition, including, in particular, the likelihood that Innotrac will succeed in developing and expanding its business, among other things. They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties. Many of these uncertainties are beyond Innotrac's control. Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A "Risk Factors." Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

           NAME              AGE                      POSITION
           ----              ---                      --------
Scott D. Dorfman..........    48   Chairman of the Board, President and Chief
                                   Executive Officer
David L. Ellin............    47   Senior Vice President--Client Services
Larry C. Hanger...........    51   Senior Vice President--Client Services
Robert J. Toner...........    42   Senior Vice President--Logistics
James R. McMurphy.........    46   Senior Vice President--Information Technology

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

Mr. Ellin joined Innotrac in 1986 and currently serves as Senior Vice President-Client Services. He served as a Director from December 1997 through May 2004. He held the position of Senior Vice President and Chief Operating Officer from November 1997 to December 2001 and served as Vice President from 1988 to November 1997. From 1984 to 1986, Mr. Ellin was employed by the Atlanta branch of WHERE

Magazine, where he managed the sales and production departments. From 1980 to 1984, Mr. Ellin was employed by Paymaster, where he was responsible for Paymaster's sales and collections.

Mr. Hanger joined Innotrac in 1994 and currently serves as Senior Vice President-Client Services. He served as a Director from December 1997 through February 2004. He served as Vice President--Business Development from November 1997 through April 1999. He served as Innotrac's Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager--Third Party Marketing at BellSouth Telecommunications, Inc., a regional telecommunications company, where he managed the marketing program for BellSouth's network services and was involved in implementing the billing options program for BellSouth with Innotrac.

Mr. Toner joined Innotrac in June 2001 and currently serves as Senior Vice President--Logistics. He held the position of Vice President--Logistics from June 2001 to March 2006. Prior to joining Innotrac, Mr. Toner developed 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Subsequent to McMaster-Carr, Mr. Toner was the General Manager for East Coast Operations for Webvan Group Inc., an Internet retailer.

Mr. McMurphy joined Innotrac in April 2003 as currently serves as Senior Vice President--Information Technology and Chief Information Officer. He held the position of Vice President--Information Technology and Chief Information Officer from April 2003 to March 2006. Prior to joining Innotrac, Mr. McMurphy was with Capital One Financial Corporation, a leading credit card issuer and consumer lender, from March 2002 to April 2003, where he served as Chief Information Officer for one of their divisions. Prior to Capital One, from December 1996 through December 2001, he was Chief Information Officer for Pleasant Company, a division of Mattel Toys and makers of American Girl Dolls. In addition, prior to Mattel Toys, he served as a consultant for Price Waterhouse LLP (now PricewaterhouseCoopers LLP).

ITEM 1A. RISK FACTORS

WE RELY ON A SMALL NUMBER OF LARGE CLIENTS. IF WE LOSE ONE OR MORE OF OUR LARGEST CLIENTS, OR IF REVENUES FROM OUR LARGEST CLIENTS DECLINE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Innotrac focuses on developing long-term contractual relationships with large corporations. A relatively small number of our clients account for a significant portion of our revenues. Our ten largest clients accounted for 81.4% of our revenue in 2005. If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits. One of our largest clients, BellSouth, recently announced that it plans to merge with AT&T. We cannot predict what impact, if any, this merger will have on our business, if consummated.

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

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN THE TELECOMMUNICATIONS INDUSTRY, INCLUDING DSL MODEMS.

Approximately 33% of our revenues in 2005 and approximately 38% of our revenues in 2004 were attributable to Telecommunications products and Modems clients. Consequently, we are particularly susceptible to negative changes affecting these industries in general. The telecommunications industry has suffered a material downturn since mid-2000, which has had a significant negative impact on our business. To ameliorate this risk, we have been diversifying our client base across more industries and clients, including through selective acquisitions. We cannot guarantee, however, that the telecommunications industry will strengthen in 2006 or not deteriorate further, or that our diversification strategy will be successful.

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN THE DIRECT RESPONSE INDUSTRY.

Approximately 23% of our revenues in 2005 and approximately 21% of our revenues in 2004 were attributable primarily to clients in the direct response industry. Consequently, we are particularly susceptible to negative changes that impact this industry and our clients in particular, including potential false advertising product claims and Federal Trade Commission regulation and enforcement. The direct response industry has suffered a material downturn since the third quarter of 2001, which has had a significant negative impact on our business. This general downturn has significantly weakened the financial strength and wherewithal of companies in this sector which increases our risk pertaining to future business, growth and the collectibility of accounts receivable from our existing clients. If any of our existing direct response clients were to default on their amounts due Innotrac, this would result in a material charge against earnings. A former client, Tactica, has a material past due balance for which a reserve has been recorded.

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

In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect our business, financial condition and results of operations. For more information about our competition, see "Business--Competition" in Item 1.

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

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients' needs and maintain competitiveness. Our Reno systems, which provide service to several of our largest clients, are completely customized and therefore not supported by third party providers. We are heavily reliant on a small number of developers. If these developers leave, it could materially adversely affect our business. We provide details about our technology in "Business--Technology" in Item 1.

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

OUR COMMON STOCK LACKS LIQUIDITY AND IS HELD BY A SMALL NUMBER OF INVESTORS, ONE OF WHICH IS IN RECEIVERSHIP WHERE ITS CREDITORS WOULD LIKE TO SELL OUR SHARES AS SOON AS POSSIBLE.

As of December 31, 2005, Innotrac officers and directors owned approximately 47.3% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and their affiliates held 34.0%. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac's significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,176,725 shares of common stock of the Company, representing approximately 34.0% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least July 14, 2006. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company's shares. Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously. This concern is ameliorated to some degree by the continuing prohibition by the Federal Court on sales of our shares by financial institutions that hold the shares in margin accounts. The Federal Court has extended this prohibition on several occasions, most recently to July 14, 2006, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock. If the Federal Court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

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

Our revolving line of credit agreement contains a financial, change of ownership control and other restrictive covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowed amounts to be immediately due and payable. From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender. Although we have been able to obtain waivers and amendments in the past, there is no guarantee that we will be able to do so for any future covenant breaches. If the lender does not waiver a future covenant violation, and accelerates the payment date for any amounts outstanding under the credit facility, we might not be able to pay these amounts. Failure to comply with the covenants, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.

DUE TO THE NATURE OF OUR BUSINESS WE HAVE A SIGNIFICANT AMOUNT OF UNSKILLED LABOR AND A HIGH TURNOVER RATE THEREBY INCREASING OUR EXPOSURE TO
EMPLOYEE-RELATED LITIGATION.

Our fulfillment and call centers employ a sizable amount of unskilled labor and generate a high turnover rate. We may have to terminate employees from time to time as our business mix changes and labor demands shift among our eight facilities. High employee turnover could increase our exposure to employee-related litigation.

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

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION, WHICH MAY LIMIT OUR ACTIVITIES OR INCREASE OUR COSTS.

In connection with the limited amount of outbound telemarketing services that we provide, we must comply with federal and state regulations. These include the Federal Communications Commission's rules under the Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. When we conduct outbound telemarketing services, these rules and regulations would apply to that portion of our business.

Furthermore, there may be additional federal and state legislation or changes in regulatory implementation. These changes could include interpretations under the Telecommunications Act of 1996 restricting the ability of telecommunications companies to use consumer proprietary network information (CPNI) or imposing new requirements on telecommunications companies to better ensure security and privacy of CPNI. New legislation or regulatory implementation in the future may significantly increase compliance costs or limit our activities, our clients' activities or the activities of companies to which we outsource outbound telemarketing functions. Additionally, we could be responsible for failing to comply with regulations applicable to our clients or companies to which we outsource telemarketing.

If unfavorable federal or state legislation or regulations affecting Caller ID service, CPNI, internet service or other technology related to products we fulfill and provide customer support for are adopted, our business, financial condition and results of operations could be materially adversely affected. See "Business -- Government Regulation" in Item 1 for further information about government regulation of our business.

IF WE ARE UNABLE TO INTEGRATE ACQUIRED BUSINESSES SUCCESSFULLY AND REALIZE ANTICIPATED ECONOMIC, OPERATIONAL AND OTHER BENEFITS IN A TIMELY MANNER, OUR PROFITABILITY MAY DECREASE.

If we are unable to integrate previous or potential business acquisitions successfully, we may incur substantial costs and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management's attention from Innotrac's existing business and may damage Innotrac's relationship with its key customers and suppliers. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have little or no expertise, or with a corporate culture different from Innotrac's.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. In June 2004, we exercised the first renewal option to extend the lease for five years. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 370 workstations of which we utilized 221 at December 31, 2005. It currently operates from 5:00am MST to 11:00pm MST seven days per week. The remaining 42,000 square feet are used for fulfillment services.

In October 1999, we entered into a lease for an additional fulfillment facility in Duluth, Georgia with an initial term of five years with one three-year renewal option. In August 2000, the Company entered into a lease extension and modification that expanded the facility space from approximately 52,000 square feet to 82,000 square feet. In July 2005, we entered into a lease extension and modification that reduced the facility space to approximately 52,000 for a term of two years.

We operate a facility in Reno, Nevada that consists of over 275,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations. We lease this facility through two lease agreements, which were initiated in October 2002 and October 2000. These agreements have lease terms of five years and seven years, respectively. Currently, the call center is configured with approximately 120 workstations, of which 56 were being utilized at December 31, 2005. The call center operates from 5:00 am PST to 9:00 pm PST seven days per week.

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

In April 2002, we entered into a lease for a facility in Hebron, Kentucky for an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space. This facility is fully occupied by inventory for our client, Smith & Hawken.

In September 2002, we entered into a lease for a facility in Romeoville, Illinois for an initial term of five years and two months with two five-year renewal options. In June 2005 we exercised an option to lease an additional 51,254 square feet for a total of approximately 255,561 square feet of fulfillment and warehouse space.

In August 2004, we entered into a three year lease for a new facility in New Castle, Delaware. In May 2005 we amended the lease to expand the leased premises to 118,722 square feet of fulfillment and warehouse space. This facility is currently being utilized by one of our direct marketing clients.

In December 2005, we entered into a five year lease for a new facility in Hebron, Kentucky. This new facility is currently under construction and will provide approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations beginning in the second quarter of 2006.

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

                                             HIGH      LOW
                                            ------   ------
2005
   First Quarter.........................   $ 9.00   $ 7.87
   Second Quarter........................   $ 8.94   $ 7.33
   Third Quarter.........................   $ 8.84   $ 6.77
   Fourth Quarter........................   $ 8.99   $ 3.57
   Fiscal Year Ended December 31, 2005...   $ 9.00   $ 3.57

2004
   First Quarter.........................   $12.00   $10.45
   Second Quarter........................   $11.83   $ 6.80
   Third Quarter.........................   $ 9.55   $ 7.40
   Fourth Quarter........................   $ 9.28   $ 7.63
   Fiscal Year Ended December 31, 2004...   $12.00   $ 6.80

The approximate number of holders of record of Common Stock as of March 30, 2006 was 63. The approximate number of beneficial holders of our Common Stock as of that date was 950.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The selected historical statements of operations data for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the selected historical balance sheet data for the periods then ended have been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

RESULTS FOR YEAR ENDED DECEMBER 31:            2005      2004      2003       2002      2001
-----------------------------------          -------   -------   --------   -------   --------
(IN 000'S, EXCEPT PER SHARE AMOUNTS)
Revenues                                     $73,892   $78,322   $ 74,740   $82,420   $121,859
Cost of revenues                              37,656    37,925     35,157    46,444     68,153
Special (credits) charges                         --        --         --      (293)        --
Selling, general and administrative           34,978    34,579     34,873    36,811     39,516
Bad debt expense                               1,248       221      1,571       521      3,813
Special (credits) charges                         --        --        (30)      404         --
Depreciation and amortization                  4,524     5,202      5,622     5,336      4,864
                                             -------   -------   --------   -------   --------
   TOTAL OPERATING EXPENSES                   78,406    77,927     77,193    89,223    116,346
                                             -------   -------   --------   -------   --------
   Operating income (loss)                    (4,514)      395     (2,453)   (6,803)     5,513
                                             -------   -------   --------   -------   --------
Interest expense (income), net                   154       285        741       318       (532)
Other expense (income)                            --        --         15      (124)       (20)
                                             -------   -------   --------   -------   --------
   TOTAL OTHER EXPENSE (INCOME)                  154       285        756       194       (552)
                                             -------   -------   --------   -------   --------
Income (loss) before income taxes
   and minority interest                      (4,668)      110     (3,209)   (6,997)     6,065
Income tax (provision) benefit                    --        --     (8,772)    2,578     (2,573)
                                             -------   -------   --------   -------   --------
Net income (loss) before minority interest    (4,668)      110    (11,981)   (4,419)     3,492
Minority interest, net of income taxes            --        --         --        --       (893)
                                             -------   -------   --------   -------   --------
   NET INCOME (LOSS)                         $(4,668)  $   110   $(11,981)  $(4,419)  $  4,385
                                             =======   =======   ========   =======   ========
Net income (loss) per share-basic            $ (0.38)  $  0.01   $  (1.04)  $ (0.38)  $   0.39
Net income (loss) per share-diluted          $ (0.38)  $  0.01   $  (1.04)  $ (0.38)  $   0.38

COMMON STOCK INFORMATION:
Average number of common shares
   outstanding-basic                          12,196    11,865     11,542    11,516     11,318
Book value per common share(1)               $  3.84   $  4.23   $   4.25   $  5.13   $   5.57

YEAR-END FINANCIAL POSITION:
Current assets                               $20,872   $24,430   $ 29,721   $41,619   $ 58,093
Current liabilities                            9,743    11,716     20,117    20,143     35,717
Property and equipment, net                   10,754    12,499     14,750    18,915     14,500
Total assets                                  57,972    63,373     70,962    95,499     99,393
Long-term obligations                          1,038     1,098      1,083    15,497        393
Total liabilities                             10,781    12,814     21,200    35,640     36,110
Total shareholders' equity                   $47,191   $50,559   $ 49,762   $59,859   $ 63,283

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

We receive most of our clients' orders either through inbound call center services, electronic data interchange ("EDI") or the Internet. On a same-day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries. Our fulfillment and customer support services interrelate and are sold as a package, however they are individually priced. Our clients may utilize our fulfillment services, our customer support services, or both, depending on their individual needs.

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

BUSINESS MIX

Business Line/Vertical         2005    2004
----------------------        -----   -----
Telecommunications products    12.2%   18.7%
Modems                         21.2    19.5
Retail/Catalog                 32.2    30.7
Direct Marketing               23.2    20.5
B2B                            11.2    10.6
                              -----   -----
                              100.0%  100.0%
                              =====   =====

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, Caller ID equipment, Digital Subscriber Line Modems ("DSL") and other telecommunications products to companies such as BellSouth Corporation ("BellSouth") and Qwest Communications International, Inc. ("Qwest") and their customers. Inventory for our telecommunications and DSL clients is held on a consignment basis, with the exception of certain BellSouth inventory, for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment and DSL modems and ancillary equipment. Despite a decline in our telecommunications business as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business, we anticipate that the percentage of our revenues attributable to telecommunications and DSL clients will remain fairly constant during 2006 due mainly to increased volumes from our DSL modem business, which is still in a strong growth mode.

Retail, Catalog and Direct Marketing. The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients which include such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., Nordstrom.com LLC, and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmissions from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. The percentage of our revenues attributable to our retail, catalog and direct marketing clients increased during 2005 as compared to 2004 primarily due to increased volumes from these clients and the shift in our business mix as volumes decreased for our telecommunications clients and several new retail, catalog and direct marketing clients were added. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during 2006 due to the addition of several new clients, including Target.com, late in the second quarter of 2006.

We anticipate that the percentage of our revenues attributable to our direct marketing clients will remain fairly constant during 2006 as existing products mature and new products are introduced. Revenues attributable to our direct marketing clients increased in the first half of 2005 due to a highly successful new product introduced by one of our newer direct marketing clients, but weakened considerably in the second half as that product matured and the client's advertising for that product was reduced.

On October 21, 2004, Tactica International, Inc. ("Tactica"), one of the Company's former direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25,

2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order ("Stipulation") entered into between Tactica and Innotrac, whereby Tactica has acknowledged the validity of Innotrac's claim and Innotrac's first priority security interest in and warehouseman's lien on Tactica's inventory held by Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. The Stipulation required that the proceeds from the sale of such inventory be split with Innotrac 55%/45% on the first $1.6 million in customer orders and 60%/40% thereafter upon receipt of Tactica customer payments. Additionally, Tactica was required to prepay Innotrac for any services prior to its inventory being shipped. Tactica defaulted on the Stipulation and on January 18, 2005, Innotrac issued a Notice of Default to Tactica. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor's Committee in the Tactica bankruptcy case reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica, which was approved by the bankruptcy court on June 23, 2005.

Based on the Stipulation and an appraisal performed by a third party independent appraiser, the reserve associated with the Tactica receivable was decreased from $2.1 million at June 30, 2004 to $1.5 million at September 30, 2004. The reserve was further reduced to $1.2 million at December 31, 2004 based on the verbal agreement reached with Tactica regarding the liquidation of its inventory. Based on the approved agreement and management's estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was further reduced from $1.2 million to $775,000 at March 31, 2005. In the fourth quarter 2005, the reserve associated with the Tactica receivable was increased to $2.5 million. The additional reserve was based on management's estimate of the net realizable value of the inventory, which was considerably reduced in the fourth quarter as a result of buyers not materializing as initially indicated by the third party independent appraiser and a continuing reduction in value of the merchandise. The actual results of the liquidation could vary from this estimate. As of March 15, 2006, Tactica owed $2.8 million in principal to Innotrac for past fulfillment and call center services.

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

In December 2005, we entered into a five year lease for a new facility in Hebron, Kentucky. This new facility is currently under construction and will provide approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations beginning in the second quarter of 2006. Capital expenditures associated with this facility are estimated to be approximately $5.3 million and will be funded through our bank line of credit.

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

RESULTS OF OPERATIONS

The following table sets forth summary operating data, expressed as a percentage of revenues, for the years ended December 31, 2005, 2004 and 2003. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Consolidated Financial Statements and notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       2005     2004    2003
                                                      -----    -----   -----
Revenues, net                                         100.0%   100.0%  100.0%
Cost of revenues                                       51.0     48.4    47.0
Selling, general and administrative                    47.3     44.1    46.7
Bad debt expense                                        1.7      0.3     2.1
Depreciation and amortization                           6.1      6.7     7.5
                                                      -----    -----   -----
   Operating (loss) income                             (6.1)     0.5    (3.3)
Other expense (income)                                  0.2      0.4     1.0
                                                      -----    -----   -----
   (Loss) income before taxes and minority interest    (6.3)     0.1    (4.3)
Income tax  (provision) benefit                          --       --   (11.7)
                                                      -----    -----   -----
   Net (loss) income                                   (6.3)%    0.1%  (16.0)%
                                                      =====    =====   =====

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues. The Company's net revenues decreased 5.7% to $73.9 million for the year ended December 31, 2005 from $78.3 million for the year ended December 31, 2004. The decrease in revenues is primarily attributable to a $5.6 million reduction in revenue from our telecommunications vertical as a result of reduced volumes and the conclusion of two programs for a major client offset by a net increase of approximately $996,000 in revenues from our direct marketing and retail/catalog verticals as a result of the addition of several new clients and increased volumes, reduced by the termination of services for Tactica International, Inc. and Martha Stewart Living Omnimedia.

Cost of Revenues. The Company's cost of revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and freight and packaging material costs, decreased 0.7% to $37.7 million for the year ended December 31, 2005 compared to $37.9 million for the year ended December 31, 2004. Cost of revenues decreased primarily due to a decrease in labor costs related to the decrease in revenue. Cost of revenues increased as a percentage of revenue in 2005 as compared to 2004 primarily due to a change in the business mix to clients with lower margin revenue and the addition of several new clients whose margins have not yet reached the level of a mature client.

Selling, General and Administrative Expenses. S,G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, increased 1.2% to $35.0 million or 47.3% of revenues for the year ended December 31, 2005 compared to $34.6 million or 44.1% of revenues for the year ended December 31, 2004. The increase in expenses in 2005 as compared to 2004 was primarily attributable to an increase in other professional services of approximately $255,000 related to work performed for internal control documentation and additional expense related to property taxes for our Kentucky facility of approximately $279,000. In addition, 2005 facility and equipment costs exceeded those in 2004 by approximately $447,000, primarily related to the new facility opened in Delaware in the second half of 2004. These increases were offset by a $390,000 reduction in account services related costs in 2005 as compared to 2004 and a reduction of corporate salary expense of $577,000 in 2005 as compared to 2004. The increase in S,G&A expense as a percentage of revenues was primarily due to the overall decrease in revenues.

Bad Debt Expense. Bad debt expense increased to $1.2 million or 1.7% of revenues for the year ended December 31, 2005 compared to $221,000 or 0.3% of revenues for the year ended December 31, 2004. The increase in bad debt expense in 2005 as compared to 2004 was primarily attributable to a $1.3 million increase in the provision for bad debts for Tactica in 2005 compared to $78,000 recorded in 2004.

Income Taxes. The Company's effective tax rate for the year ended 2005 and 2004 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company's net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with taxable losses and earnings for the years ended December 31, 2005 and 2004 were offset by a corresponding increase or reduction of this valuation allowance resulting in an effective tax rate of 0% for the years ended December 31, 2005 and 2004.

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

Cost of Revenues. The Company's cost of revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and freight and packaging material costs, increased 7.9% to $37.9 million for the year ended December 31, 2004 compared to $35.2 million for the year ended December 31, 2003. Cost of revenues increased in dollars and as a percentage of revenue primarily due the overall increase in revenues, the implementation and start-up costs associated with several new clients in the second half of 2004 and a change in the business mix.

Selling, General and Administrative Expenses. S,G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, decreased 0.8% to $34.6 million or 44.1% of revenues for the year ended December 31, 2004 compared to $34.9 million or 46.7% of revenues for the year ended December 31, 2003. The decrease in expenses in 2004 as compared to 2003 was primarily attributable to a reduction in costs from management's efforts to control expenses resulting in $860,000 lower account services related costs, $294,000 lower equipment costs and $285,000 lower information technology related costs, offset by $960,000 higher facility costs in 2004 as compared to 2003. There was also a reduction of approximately $400,000 in general and administrative costs, including management salaries and legal and accounting fees, during 2004 as compared to 2003. Additionally, the twelve months ended December 31, 2003 included one-time credits relating to contract penalty fee reversals, property tax refunds and coupon accrual reversal, totaling approximately $485,000. The decrease in S,G&A expense as a percentage of revenues was primarily due to the overall increase in revenues.

Bad Debt Expense. Bad debt expense decreased to $221,000 or 0.3% of revenues for the year ended December 31, 2004 compared to $1.6 million or 2.1% of revenues for the year ended December 31, 2003. The decrease in bad debt expense in 2004 as compared to 2003 was primarily attributable to a $1.1 million provision for bad debts recorded in the fourth quarter of 2003 for Tactica as compared to $78,000 recorded in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a credit facility with a bank. The Company had cash and cash equivalents of approximately $2.1 million at December 31, 2005 as compared to $1.4 million at December 31, 2004. Additionally, the Company did not have any borrowings under its revolving credit facility (discussed below) at December 31, 2005 as compared to $3.1 million at December 31, 2004. The Company generated positive cash flow from operations of $5.1 million during the year ended December 31, 2005. The Company also generated positive cash flow from operations for 2004. We anticipate positive cash flows from operations again in 2006.

The Company recently renewed its revolving credit agreement to extend the facility for an additional three years, until March 2009. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $11.9 million at December 31, 2005. The maximum borrowing amount of this facility was reduced from $40.0 million to $25.0 million in the third quarter of 2004 as the Company does not anticipate a need for the larger amount. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains restrictive fixed charge coverage ratio, change in ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

As renewed, the facility requires the Company to maintain a minimum fixed charge coverage ratio of between 0.70 and 1.00 to 1.00, depending on the particular fiscal quarter, for each of the Company's quarters through the end of its fiscal year 2006, and a ratio of 1.15 to 1.00 thereafter. Although, at December 31, 2005 the Company was not in compliance with the then-current fixed charge coverage ratio requirement of 1.30 to 1.00, or with a then-existing tangible net worth requirement (which has been eliminated from the new facility), the Company received a waiver of such noncompliance from the bank. The Company's fixed charge ratio at December 31, 2005 was 1.18 to 1.00.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 200 basis points. During the years ended December 31, 2005, 2004 and 2003 the Company incurred interest expense related to the line of credit of approximately $87,000, $111,000 and $704,000, respectively, resulting in a weighted average interest rate of 5.01%, 3.48% and 3.80%, respectively. At December 31, 2005, the Company had $11.9 million of additional availability under the revolving credit agreement.

During the year ended December 31, 2005, the Company generated $5.1 million in cash flow from operating activities compared to $9.9 million in cash flow from operating activities in the same period in 2004. One of the primary contributors to generating cash in 2004 was the further reduction in inventory of approximately $8.2 million, of which $5.5 million related to the liquidation of wireless pager inventory as a result of our client exiting this business. This contributed to reductions in borrowings under our revolving credit facility of approximately $8.7 million. The decrease in cash provided from operating activities was primarily the result of net income in 2004 compared to a net loss in 2005 and the reduction of $8.2 million in inventory in 2004 as described in the preceding sentence compared to a $2.0 million increase in inventory in 2005. These effects were partially offset by an increase in net accounts receivable of $2.7 million in 2004 compared to a decrease of $5.7 million in 2005. In addition, there was a $499,000 reduction in prepaid and other assets in 2005 compared to a $1.3 million increase in 2004.

During the year ended December 31, 2005, net cash used in investing activities was $2.6 million as compared to $2.8 million in 2004. These expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company's credit facility.

During the year ended December 31, 2005, the net cash used in financing activities was $1.8 million compared to $8.0 million in the same period in 2004. The primary difference between years is attributable to a reduction in outstanding borrowings of $3.1 million in 2005 compared to a reduction in outstanding borrowings of $8.7 million in 2004. Additionally, during 2005, the Company generated cash of $1.3 million through the exercise of previously granted employee stock options, compared to $1.1 million generated in 2004.

Capital expenditures were $2.6 million and $2.8 million for the years ended December 31, 2005 and 2004, respectively. We anticipate capital expenditures of approximately $5.6 million in 2006. The increase in spending for 2006 over 2004 and 2005 is primarily related to the new facility currently under construction for Target.com. This estimate is subject to various contingencies, including the possible need to incur additional capital expenditures related to new clients or significant new initiatives by existing clients.

The Company estimates that its cash and financing needs through 2006 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in each of the last three years and anticipates doing so again in 2006. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

The Company's primary long-term contractual commitments consist of operating leases. As of December 31, 2005, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, as of December 31, 2005 the Company did not participate in any guarantees of other entities' obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments. Additionally, the Company does not trade in commodity contracts.

The following table sets forth the Company's contractual commitments by period. For additional information, see Note 5 to the Consolidated Financial Statements (in 000's).

                                           Payments Due by Period
                     ------------------------------------------------------------------
                      Total    Less than 1 year   1-3 years   4-5 years   After 5 years
                     -------   ----------------   ---------   ---------   -------------
Operating leases     $30,716        $9,672         $14,932      $5,319         $793
Line of credit (1)        --            --              --          --           --

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

Innotrac's goodwill carrying amount as of December 31, 2005 and 2004 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000 (including the earnout payment made to the former UDS shareholders in February
2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company contracted with an independent third party valuation firm to perform a valuation in the first quarter of 2006. The third party valuation supported that the fair value of the reporting unit at January 1, 2006 exceeds the carrying amount of the net assets, including goodwill, and thus no impairment currently exists. Management has reviewed and concurs with the major assumptions used in the third party's valuation at January 1, 2006. The Company will perform this impairment test annually as of January 1 or sooner if circumstances dictate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's net deferred tax asset as of December 31, 2005 is $12.2 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003 and 2005. Innotrac has a tax net operating loss carryforward of $37.5 million at December 31, 2005 that expires between 2020 and 2025.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.2 million and $9.7 million has been recorded as of December 31, 2005 and 2004, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2005, the deferred income tax benefit of $2.5 million was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company's exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company's lease obligations are fixed in nature as noted in Note 5 to the Consolidated Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Innotrac Corporation

We have audited the accompanying consolidated balance sheets of Innotrac Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. We have also audited the schedule listed in the Index at
Item 15 as Schedule II as of and for the years ended December 31, 2005 and 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2005 and 2004.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Innotrac Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Innotrac Corporation and its subsidiaries (the "Company") for the year ended December 31, 2003. Our audit also included the 2003 financial statement schedule listed in the Index at Item 15 as Schedule II. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's consolidated results of operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 30, 2004

                              INNOTRAC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                                        DECEMBER 31,
                                                    -------------------
                      ASSETS                          2005       2004
                      ------                        --------   --------
CURRENT ASSETS:
   Cash and cash equivalents                        $  2,068   $  1,377
   Accounts receivable, net of allowance of
      $2,791 (2005) and $1,624 (2004)                 12,745     18,405
   Inventories, net                                    4,676      2,662
   Prepaid expenses and other                          1,383      1,986
                                                    --------   --------
      TOTAL CURRENT ASSETS                            20,872     24,430
                                                    --------   --------

PROPERTY AND EQUIPMENT:
   Rental equipment                                      427        556
   Computers, machinery and equipment                 30,514     29,034
   Furniture, fixtures and leasehold improvements      5,133      4,957
                                                    --------   --------
                                                      36,074     34,547
   Less accumulated depreciation and amortization    (25,320)   (22,048)
                                                    --------   --------
                                                      10,754     12,499
                                                    --------   --------
   Goodwill                                           25,169     25,169
   Other assets, net                                   1,177      1,275
                                                    --------   --------
      TOTAL ASSETS                                  $ 57,972   $ 63,373
                                                    ========   ========

                                                        DECEMBER 31,
                                                    -------------------
       LIABILITIES AND SHAREHOLDERS' EQUITY           2005       2004
       ------------------------------------         --------   --------
CURRENT LIABILITIES:
   Accounts payable                                 $  6,707   $  6,023
   Line of credit                                         --      3,063
   Accrued salaries                                      871        930
   Accrued expenses and other                          2,165      1,700
                                                    --------   --------
      TOTAL CURRENT LIABILITIES                        9,743     11,716
                                                    --------   --------

NONCURRENT LIABILITIES:
   Deferred compensation                                 885        875
   Other noncurrent liabilities                          153        223
                                                    --------   --------
      TOTAL NONCURRENT LIABILITIES                     1,038      1,098
                                                    --------   --------

Commitments and contingencies (see Note 5)                --         --

SHAREHOLDERS' EQUITY:
   Preferred stock: 10,000,000 shares authorized,
      $0.10 par value, no shares outstanding              --         --
   Common stock: 50,000,000 shares authorized,
      $0.10 par value, 12,280,610 (2005) and
      11,948,743 (2004) shares issued and
      outstanding                                      1,228      1,195
   Additional paid-in capital                         65,911     64,644
   Accumulated deficit                               (19,948)   (15,280)
                                                    --------   --------
      TOTAL SHAREHOLDERS' EQUITY                      47,191     50,559
                                                    --------   --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 57,972   $ 63,373
                                                    ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                              INNOTRAC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000'S, EXCEPT PER SHARE DATA)

                                          YEAR ENDED DECEMBER 31,
                                       ----------------------------
                                         2005      2004      2003
                                       -------   -------   --------
Revenues, net                          $73,892   $78,322   $ 74,740
Cost of revenues                        37,656    37,925     35,157
Selling, general and administrative     34,978    34,579     34,873
Bad debt expense                         1,248       221      1,571
Special (credits) charges, net              --        --        (30)
Depreciation and amortization            4,524     5,202      5,622
                                       -------   -------   --------
   Total operating expenses             78,406    77,927     77,193
                                       -------   -------   --------
      OPERATING (LOSS) INCOME           (4,514)      395     (2,453)
                                       -------   -------   --------

OTHER EXPENSE:
   Interest expense                        154       285        741
   Other                                    --        --         15
                                       -------   -------   --------
   TOTAL OTHER EXPENSE                     154       285        756
                                       -------   -------   --------
(LOSS) INCOME BEFORE INCOME TAXES       (4,668)      110     (3,209)
INCOME TAX (PROVISION) BENEFIT              --        --     (8,772)
                                       -------   -------   --------
      NET (LOSS) INCOME                $(4,668)  $   110   $(11,981)
                                       =======   =======   ========

(LOSS) EARNINGS PER SHARE:
   Basic                               $ (0.38)  $  0.01   $  (1.04)
                                       =======   =======   ========
   Diluted                             $ (0.38)  $  0.01   $  (1.04)
                                       =======   =======   ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                12,196    11,865     11,542
                                       =======   =======   ========
   Diluted                              12,196    12,522     11,542
                                       =======   =======   ========

  The accompanying notes are an integral part of these consolidated statements.

                              INNOTRAC CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
                                   (IN 000'S)

                                                              Retained
                                  Common Stock                Earnings
                                ---------------   Paid-in   (Accumulated   Treasury
                                Shares   Amount   Capital     Deficit)       Stock      Total
                                ------   ------   -------   ------------   --------   --------
BALANCE AT DECEMBER 31, 2002    11,675   $1,167   $62,614     $ (3,219)     $(703)    $ 59,859
Issuance of common stock from
   option exercises                 40        4       264           --         --          268
Restricted stock grant, net         --       --       328           --         --          328
Issuance of treasury stock          --       --       304           --        703        1,007
Tax benefit for stock options
   exercised                        --       --       281           --         --          281
Net loss                            --       --        --      (11,981)        --      (11,981)
                                ------   ------   -------     --------      -----     --------
BALANCE AT DECEMBER 31, 2003    11,715   $1,171   $63,791     $(15,200)     $  --     $ 49,762
Issuance of common stock from
  option exercises                 258       26     1,133           --         --        1,159
Restricted stock grant, net         --       --      (186)          --         --         (186)
Shares retired                     (24)      (2)      (94)        (190)        --         (286)
Net income                          --       --        --          110         --          110
                                ------   ------   -------     --------      -----     --------
BALANCE AT DECEMBER 31, 2004    11,949   $1,195   $64,644     $(15,280)     $  --     $ 50,559
Issuance of common stock from
   option exercises                332       33     1,267           --         --        1,300
Net loss                            --       --        --       (4,668)        --       (4,668)
                                ------   ------   -------     --------      -----     --------
BALANCE AT DECEMBER 31, 2005    12,281   $1,228   $65,911     $(19,948)     $  --     $ 47,191
                                ======   ======   =======     ========      =====     ========

 The accompanying notes are an integral part of these consolidated statements.

                              INNOTRAC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                ----------------------------
                                                                                  2005      2004      2003
                                                                                -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                            $(4,668)  $   110   $(11,981)
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
   Depreciation and amortization                                                  4,524     5,202      5,622
   Provision for bad debts                                                        1,247       (72)       737
   Loss on disposal of fixed assets                                                  40       106         22
   Deferred income taxes                                                             --        --      8,492
   Amortization of deferred compensation                                             --        84         72
   Changes in working capital, net of effect of businesses acquired:
      Decrease (increase) in accounts receivable, gross                           4,412    (2,651)    (2,216)
      (Increase) decrease in inventories                                         (2,014)    8,234     13,202
      Decrease (increase) in prepaid expenses and other assets                      499    (1,304)     1,338
      Increase (decrease) in accounts payable                                       684       285     (7,780)
      Increase (decrease) in accrued expenses and other                             405       (93)    (3,714)
                                                                                -------   -------   --------
      Net cash provided by operating activities                                   5,129     9,901      3,794
                                                                                -------   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (2,615)   (2,762)    (1,182)
   Acquisition of businesses, net of cash acquired                                   --        --       (181)
                                                                                -------   -------   --------
      Net cash used in investing activities                                      (2,615)   (2,762)    (1,363)
                                                                                -------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under line of credit                                           (3,063)   (8,740)    (2,570)
   Repayment of capital lease and other obligations                                 (58)      (82)      (119)
   Exercise of employee stock options                                             1,300     1,133      1,556
   Stock reacquired to settle employee stock bonus withholding tax obligation        --      (286)        --
   Loan fees paid                                                                    (2)      (15)       (31)
                                                                                -------   -------   --------
      Net cash used in financing activities                                      (1,823)   (7,990)    (1,164)
                                                                                -------   -------   --------
   Net increase (decrease) in cash and cash equivalents                             691      (851)     1,267
   Cash and cash equivalents, beginning of period                                 1,377     2,228        961
                                                                                -------   -------   --------
   Cash and cash equivalents, end of period                                     $ 2,068   $ 1,377   $  2,228
                                                                                =======   =======   ========
Supplemental cash flow disclosures:
   Cash paid for interest                                                       $   161   $   321   $    794
                                                                                =======   =======   ========
   Cash income tax refunds received, net of taxes paid                          $    --   $    --   $ (1,565)
                                                                                =======   =======   ========

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of the Company and its subsidiary (which was merged into the Company effective January 1, 2005). The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. Reclassifications have been made to prior year consolidated statements of operations to conform to the 2005 presentation.

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

Concentration of Revenues. Revenues earned under the Company's contracts with its telecommunication clients to provide fulfillment of telecommunications equipment and related order processing and call center support services, including DSL modems and wireless pagers, accounted for approximately 33%, 38% and 42% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues generated from the fulfillment of DSL and cable modem equipment accounted for 21%, 20%, and 19% of the aforementioned totals.

The following table sets forth the percentage of total revenues derived from each of the Company's largest clients for the years ended December 31, 2005, 2004 and 2003. Except for the major clients noted in the following table, no other single customer provided more than 10% of consolidated revenues during these years.

                                YEAR ENDED DECEMBER 31,
                                -----------------------
                                   2005   2004   2003
                                   ----   ----   ----
BELLSOUTH - TELECOM EQUIPMENT       8.8%  14.5%  18.5%
          - DSL EQUIPMENT          14.7   12.5   13.0
SMITH & HAWKEN                     12.3   12.9   13.2
THANE                              11.3    7.0    3.9
TACTICA                             0.0    3.0   10.2

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

Inventories. Inventories, consisting primarily of telephones and Caller ID equipment are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Substantially all inventory at December 31, 2005 and 2004 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment. Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Rental equipment          3 years
Computers and software    3-5 years
Machinery and equipment   5-7 years
Furniture and fixtures    7 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 were $4.3 million, $4.9 million and $5.3 million, respectively. Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of acquired enterprises in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. The Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment as of January 1, 2006 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac's goodwill carrying amount as of December 31, 2005 was $25.2 million. This asset relates to the goodwill associated with the Company's acquisition of Universal Distribution Services ("UDS") in December 2000, including the earnout payment made to the former UDS shareholders in February 2002, and the acquisition of iFulfillment, Inc. in July 2001.

The Company has intangible assets that were subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts, which are included in other assets in the Company's Consolidated Balance Sheets and which are amortized over a period of 1 to 5 years on a straight-line basis. At December 31, 2005 and 2004, the Company had intangible assets, consisting primarily of customer contracts, of approximately $0 and $185,000, net of accumulated amortization of approximately $1.3 million and $1.1 million, respectively. Amortization expense of these intangible assets amounted to approximately $185,000, $202,000 and $202,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been recorded against deferred tax assets at December 31, 2005 (see Note 6).

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

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    2005     2004      2003
                                                  -------   ------   --------
Net (loss) income as reported                     $(4,668)  $  110   $(11,981)
Pro forma net loss                                $(8,025)  $ (677)  $(12,699)
Basic net (loss) income per share as reported     $ (0.38)  $ 0.01   $  (1.04)
Diluted net (loss) income per share as reported   $ (0.38)  $ 0.01   $  (1.04)
Pro forma net loss per share                      $ (0.66)  $(0.06)  $  (1.10)

Under the fair value based method, compensation cost, net of tax is $3.4 million, $787,000 and $718,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

On December 31, 2005, in anticipation of the adoption of SFAS No. 123(R) on January 1, 2006, the Board of Directors amended the terms of certain outstanding options to purchase the Company's common stock that the Company previously had granted. The amendments included accelerating the vesting date of 172,250 outstanding options to a vesting date of December 31, 2005 and re-pricing 834,450 out-of-the-money outstanding options to an exercise price of $4.56, the market value of the company's common stock on December 31, 2005, to better incentivize the holders of those options. Since the amended exercise price for the options was equal to the market value of the underlying common stock on the date of amendment, no compensation cost was recognized as a result of these amendments.

The Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                             2005        2004        2003
                          ---------   ---------   ---------
Risk-free interest rate        4.47%       4.23%       4.27%
Expected dividend yield           0%          0%          0%
Expected lives            2.1 Years   2.3 Years   2.6 Years
Expected volatility            72.4%       75.1%       80.4%

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the above weighted average assumptions. The weighted average fair value of options granted was as follows:

                           2005        2004        2003
                         --------   ----------   --------
Per share option value   $   1.96   $     4.78   $   2.22
Aggregate total          $849,200   $1,017,803   $266,028
                         ========   ==========   ========

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock equivalent shares.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." The revised statement clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. Under the provisions of SFAS No. 123(R), the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company currently accounts for its stock-based compensation plans under APB 25. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006.

3.   ACCOUNTS RECEIVABLE

Accounts receivable were composed of the following at December 31, 2005 and 2004 (in 000's):

                                          2005      2004
                                        -------   -------
Billed receivables                      $15,201   $19,449
Unbilled receivables                        336       580
                                        -------   -------
                                         15,537    20,029
Less: Allowance for doubtful accounts    (2,791)   (1,624)
                                        -------   -------
                                        $12,745   $18,405
                                        =======   =======

4.   FINANCING OBLIGATIONS

The Company recently renewed its revolving credit agreement to extend the facility for an additional three years, until March 2009. Although the facility has a maximum borrowing limit of $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $11.9 million at December 31, 2005. The maximum borrowing amount of this facility was reduced from $40.0 million to $25.0 million in the third quarter of 2004 as the Company does not anticipate a need for the larger amount. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains restrictive fixed charge coverage ratio, change in ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

As renewed, the facility requires the Company to maintain a minimum fixed charge coverage ratio of between 0.70 and 1.00 to 1.00, depending on the particular fiscal quarter, for each of the Company's quarters through the end of its fiscal year 2006, and a ratio of 1.15 to 1.00 thereafter. Although, at December 31, 2005 the Company was not in compliance with the then-current fixed charge coverage ratio requirement of 1.30 to 1.00, or with a then-existing tangible net worth requirement (which has been eliminated from the new facility), the Company received a waiver of such noncompliance from the bank. The Company's fixed charge ratio at December 31, 2005 was 1.18 to 1.00.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company's option, LIBOR plus up to 200 basis points. During the years ended December 31, 2005, 2004 and 2003 the Company incurred interest expense related to the line of credit of approximately $87,000, $111,000 and $704,000, respectively, resulting in a weighted average interest rate of 5.01%, 3.48% and 3.80%, respectively. At December 31, 2005, the Company had $11.9 million of additional availability under the revolving credit agreement.

5.   COMMITMENTS AND CONTINGENCIES

Operating Leases. Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2005 are as follows (in 000's):

                                  OPERATING
                                    LEASES
                                  ---------
2006 ..........................    $ 9,672
2007 ..........................      9,914
2008 ..........................      5,018
2009 ..........................      2,957
2010 ..........................      2,362
Thereafter ....................        793
                                   -------
Total minimum lease payments ..    $30,716
                                   =======

Rent expense under all operating leases totaled approximately $8.7 million, $8.6 million and $8.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Shareholder Rights Plan. In December of 1997, the Company's Board of Directors approved a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.10 per share, at a price of $60.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys, or announces a tender offer for, 15% or more of the Company's Common Stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 34.0% of the shares outstanding on December 31, 2005. In the event the Rights become exercisable, each Right will entitle the holder to receive that number of shares of Common Stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 1, 2008, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During 2005, 2004 and 2003, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $11,000, $17,000 and $11,000, respectively.

6.   INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2005, 2004 and 2003 are as follows (in 000's):

           2005   2004     2003
           ----   ----   -------
Current     $--    $--   $  (232)
Deferred     --     --    (8,540)
            ---    ---   -------
            $--    $--   $(8,772)
            ===    ===   =======

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in 000's):

                                        2005       2004
                                      --------   -------
Deferred tax assets:
   Net operating loss carryforwards   $ 14,317   $12,120
   Allowance for doubtful accounts       1,019       619
   Reserves                                215         2
   Other                                    58         9
                                      --------   -------
Total deferred tax assets               15,609    12,750
   Valuation allowance                 (12,187)   (9,680)
                                      --------   -------
Net deferred tax assets                  3,422     3,070
   Deferred tax liabilities:
   Goodwill                             (2,318)   (1,749)
   Depreciation                         (1,104)   (1,321)
                                      --------   -------
Net deferred taxes                          --        --

Net deferred taxes:
   Current deferred tax assets              --        --
   Noncurrent deferred tax assets           --        --
                                      --------   -------
                                      $     --   $    --
                                      ========   =======

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac's gross deferred tax asset as of December 31, 2005 is approximately $15.6 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002 and 2003 and 2005. Innotrac has a tax net operating loss carryforward of $37.5 million at December 31, 2005 that expires between 2020 and 2025.

Innotrac's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management's control. These factors, combined with losses in recent years, creates uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.2 million and $9.7 million has been recorded as of December 31, 2005 and 2004, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2005, the deferred income tax benefit of $2.5 million was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                2005     2004     2003
                                              -------   -----   -------
Statutory federal income tax (benefit)        $(1,624)  $  37   $(1,091)
State income taxes, net of federal effect        (125)      4      (106)
Permanent book-tax differences                   (179)     69       109
Valuation allowance for deferred tax assets     1,928    (110)    9,882
Other                                              --      --       (22)
                                              -------   -----   -------
Income tax provision (benefit)                $    --   $  --   $ 8,772
                                              =======   =====   =======

7.   EARNINGS PER SHARE

The following table shows the shares used in computing diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 (in 000's):

                                          2005     2004     2003
                                         ------   ------   ------
Diluted earnings per share:
   Weighted average shares outstanding   12,196   11,865   11,542
   Employee and director stock options       --      657       --
                                         ------   ------   ------
   Weighted average shares
      assuming dilution                  12,196   12,522   11,542
                                         ======   ======   ======

Options and warrants outstanding to purchase shares of the Company's common stock aggregating 1.7 million, 87,500 and 1.9 million were not included in the computation of diluted EPS for the years ended December 31, 2005, 2004 and 2003, respectively, because their effect was anti-dilutive. This includes a warrant with registration rights issued to Thane International in December 2000 to purchase 150,000 shares of Innotrac common stock at the exercise price of $6.50, which vests 20% annually, which expires December 8, 2010.

On December 31, 2005, in anticipation of the adoption of SFAS No. 123(R) on January 1, 2006, the Board of Directors amended the terms of certain outstanding options to purchase the Company's common stock that the Company previously had granted. The amendments included accelerating the vesting date of 172,250 outstanding options to a vesting date of December 31, 2005 and re-pricing 834,450 out-of-the-money outstanding options to an exercise price of $4.56, the market value of the company's common stock on December 31, 2005, to better incentivize the holders of those options. Since the amended exercise price for the options was equal to the market value of the underlying common stock on the date of amendment, no compensation cost was recognized as a result of these amendments.

8.   OTHER COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components in financial statements. For the years ended December 31, 2005, 2004 and 2003, the components of the Company's comprehensive loss are as follows (in 000's):

                                                              Year Ended
                                                             December 31,
                                                      -------------------------
                                                        2005    2004     2003
                                                      -------   ----   --------
Other comprehensive loss:
   Net (loss) income                                  $(4,668)  $110   $(11,981)
   Unrealized gain                                         --     --         --
   Reclassification adjustment for realized gains
   included in consolidated statement of operations        --     --         --
                                                      -------   ----   --------
Comprehensive (loss) income                           $(4,668)  $110   $(11,981)
                                                      =======   ====   ========

9.   SHAREHOLDERS' EQUITY

In June 2000, the Company's Board of Directors authorized the repurchase, at the direction of senior management, of up to $5.0 million of the Company's common stock. The stock repurchase program was extended for an additional twelve months by the Board of Directors in February 2002. During the years ended December 31, 2005 and 2004 the Company did not repurchase shares.

At December 31, 2003, all treasury shares previously repurchased had been reissued for stock options exercised during 2003, and accordingly no treasury stock remains.

10.  EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older. Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations. Prior to July 1, 2004, Innotrac's policy was to provide matching employer contributions equal to 15% of contributions for less than five years of service, 25% of contributions for five to nine years of service, and 35% of contributions for over nine years of service. However, this match was suspended from January 1, 2002 through June 30, 2002, reinstituted from July 1, 2002 through December 31, 2002 and was temporarily suspended thereafter. Effective July 1, 2004 and through December 31, 2004, Innotrac reinstituted a matching employer contribution equal to 5% of contributions for less than five years of service, 10% of contributions for five to nine years of service and 15% of contributions for over nine years of service. These rates were adjusted effective January 1, 2005 to 5% of contributions for less than four years of service and 10% of contributions for over four years of service. Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2005, 2004 and 2003 were approximately $42,000, $16,000 and $0, respectively.

The Company has an executive deferred compensation plan for certain employees, as designated by the Company's Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac's policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service. However, this match was suspended for 2005, 2004 and 2003. The Company invests these contributions in employee-directed marketable equity securities which are recorded as trading securities at fair-market value on the accompanying consolidated balance sheet (in other assets) and aggregated $884,889 and $874,865 at December 31, 2005 and 2004, respectively. The monies held by the plan are subject to general creditors of the Company in the event of a Company bankruptcy filing.

11.  STOCK BASED COMPENSATION

The Company has adopted two stock option plans: the 1997 and 2000 Stock Option and Incentive Award Plans ("The Plans"). The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under The Plans may be structured in a variety of ways, including as "incentive stock options," as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights ("SARs"). Incentive stock options may be granted only to full-time employees (including officers) of the Company. Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants. The 1997 Stock Option Plan and 2000 Stock Option Plan, as amended, provide for the issuance of options to purchase up to an aggregate of 800,000 shares and 2,800,000 shares of common stock, respectively. At December 31, 2005, there were 1,237,850 shares available to be issued under The Plans.

On December 31, 2005, in anticipation of the adoption of SFAS No. 123(R) on January 1, 2006, the Board of Directors amended the terms of certain outstanding options to purchase the Company's common stock that the Company previously had granted. The amendments included accelerating the vesting date of 172,250 outstanding options to a vesting date of December 31, 2005 and re-pricing 834,450 out-of-the-money outstanding options to an exercise price of $4.56, the market value of the company's common stock on December 31, 2005, to better incentivize the holders of those options. Since the amended exercise price for the options was equal to the market value of the underlying common stock on the date of amendment, no compensation cost was recognized as a result of these amendments.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2005 is as follows (shares in 000's):

                           Options Outstanding                                      Options Exercisable
                  ------------------------------------                      ----------------------------------
                                      Weighted Average                                             Weighted
   Range of             As of             Remaining      Weighted Average         As of            Average
Exercise Prices   December 31, 2005   Contractual Life    Exercise Price    December 31, 2005   Exercise Price
---------------   -----------------   ----------------   ----------------   -----------------   --------------
 $1.77 - $3.54            283                6.0              $ 3.37                283             $ 3.37
 $3.54 - $5.31            972                7.7                4.53                918               4.53
 $5.31 - $7.07              0                0.0                0.00                  0               0.00
 $7.07 - $8.84              8                6.0                7.57                  8               7.57
 $8.84 - $10.61           227                1.9                9.11                227               9.11
$10.61 - $12.38            20                2.3               12.00                 20              12.00
$12.38 - $14.15             0                0.0                0.00                  0               0.00
$14.15 - $15.92             0                0.0                0.00                  0               0.00
$15.92 - $17.68            20                3.2               16.87                 20              16.87
                        -----                ---              ------              -----             ------
                        1,530                6.4              $ 5.27              1,476             $ 5.29
                        =====                ===              ======              =====             ======

A summary of activity in the Company's two stock option plans is as follows (shares in 000's):

                                            Weighted Average
                                   Shares         Price
                                   ------   ----------------
Outstanding at December 31, 2002   2,037          5.50
Granted                              120          4.31
Exercised                           (306)         4.35
Forfeited                           (209)         5.79
                                   -----         -----
Outstanding at December 31, 2003   1,642          5.59
Granted                              213         10.45
Exercised                           (186)         4.53
Forfeited                           (154)         6.63
                                   -----         -----
Outstanding at December 31, 2004   1,515          6.30
Granted                              433          5.52
Exercised                           (328)         4.54
Forfeited                            (90)         7.57
                                   -----         -----
Outstanding at December 31, 2005   1,530          5.27
                                   =====         =====

Options exercisable at December 31, 2005, 2004 and 2003 were 1,476,000, 995,000 and 764,000 respectively, with a weighted average price of $5.29, $6.46 and $7.07, respectively.

12.  RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by our Chairman and Chief Executive Officer, pursuant to an agreement that provides for Innotrac to pay for 86% of all expenses associated with this aircraft. This allocation is determined annually based on actual business usage. The Company paid approximately $187,000 during 2005. For the years ended December 31, 2004 and 2003, the Company paid $205,000 and $134,000, respectively.

The Company paid approximately $29,000, $29,000 and $83,000 during 2005, 2004 and 2003, respectively, in fees to an accounting firm for tax and consulting services. One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $239,000, $527,000 and $863,000 during 2005, 2004 and 2003, respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials. The broker is owned by the brother of the Company's Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2005 beneficially owned approximately 4.2 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an "Acquiring Person" under the Company's Rights Agreement with SunTrust Bank. The Agreement with the IPOF Group contains various restrictions on the IPOF's Group right to vote and take certain other shareholder actions. Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company's Board or seek to remove any member of the Board. The IPOF Group further acknowledged that it is an "affiliate," as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,176,725 shares of common stock of the Company, representing approximately 34.0% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least July 14, 2006. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company's shares.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000's, except per share data)     First     Second    Third    Fourth (1)
                                  -------   -------   -------   ----------
2005 Quarters:
   Revenues, net                  $19,239   $18,942   $17,543    $18,168
   Operating loss                    (221)     (577)     (778)    (2,938)
   Net loss                          (288)     (619)     (796)    (2,965)
   Net loss per share-basic         (0.02)    (0.05)    (0.07)     (0.24)
   Net loss per share-diluted     $ (0.02)  $ (0.05)  $ (0.07)   $ (0.24)

2004 Quarters:
   Revenues, net                  $19,994   $19,808   $17,631    $20,889
   Operating income (loss)            320       302      (339)       112
   Net income                         227       225      (402)        60
   Net income per share-basic        0.02      0.02     (0.03)      0.00
   Net income per share-diluted   $  0.02   $  0.02   $ (0.03)   $  0.00

(1) Results for the fourth quarter of 2005 include a provision for bad debts for one specific account receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further explanation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2005. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and principal financial officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Innotrac's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 13, 2006, the Compensation Committee approved bonuses with respect to service during 2005 for the following executive officers for the following amounts:

Larry C. Hanger ....   $30,000
Robert J. Toner ....   $50,000
James R. McMurphy ..   $50,000

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 contained under the headings "Board Matters," "Election of Directors" and "Voting Securities and Principal Shareholders--Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading "Executive Compensation" and "Board Matters--Directors' Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings "Voting Securities and Principal Shareholders" and "Equity Compensation Plans" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 contained under the heading "Related Party Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 contained under the heading "Independent Registered Public Accounting Firm" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

          1.   FINANCIAL STATEMENTS

          The following financial statements and notes thereto are included in
          Item 8 of this Report.

          Reports of Independent Registered Public Accounting Firms

          Consolidated Balance Sheets as of December 31, 2005 and 2004

          Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

       (l) Loan Documents Modification Agreement between the Registrant and SouthTrust Bank, dated May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004
                 (Commission File No. 000-23740), filed with the Commission on
                 May 14, 2004)

       (m)       Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated May 20, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
                 10-Q for the quarterly period ended June 30, 2005 (Commission
                 File No. 000-23740), filed with the Commission on August 12,
                 2005)

       (n) Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated August 19, 2005 (incorporated by reference to Exhibit 10.4(n) to the Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended September
                 30, 2005 (Commission File No. 000-23740), filed with the
                 Commission on November 14, 2005)

       (o) Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated October 24, 2005 (incorporated by reference to Exhibit 10.4(o) to the Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended September
                 30, 2005 (Commission File No. 000-23740), filed with the
                 Commission on November 14, 2005)

       (p) Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated November 7, 2005 (incorporated by reference to Exhibit 10.4(p) to the Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended September
                 30, 2005 (Commission File No. 000-23740), filed with the
                 Commission on November 14, 2005)

       (q)* Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated November 28, 2005

       (r)* Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated December 29, 2005

       (s)* Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated January 20, 2006

       (t)* Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to
                 SouthTrust Bank, dated February 21, 2006

       (u)*      Waiver Agreement by and between the Registrant and Wachovia
                 Bank, National Association, Successor by merger to SouthTrust
                 Bank, dated March 13, 2006

       (v)* Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association,
                 Successor by merger to SouthTrust Bank, dated March 28, 2006

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

        (b) First Amendment to Lease Agreement dated October 15, 2002 by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

        (c) Second Amendment to Lease Agreement dated March 5, 2003 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant
                 (incorporated by reference to Exhibit 10.16 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 2005 (Commission File No. 000-23740), filed with the
                 Commission on August 12, 2005)

   10.17(a)      Lease, dated September 17, 2002, by and between The Prudential
                 Insurance Company of America and the Registrant (incorporated by reference to Exhibit

                 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

        (b) First Amendment to Lease Agreement dated April 4, 2003 by and between The Prudential Insurance Company of America and the
                 Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23740), filed with the Commission on May 14, 2003)

        (c) Second Amendment to Lease Agreement dated June 23, 2005 by and between The Prudential Insurance Company of America and the
                 Registrant (incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23740), filed with the Commission on August 12, 2005)

   10.18+        Employment Agreement dated April 7, 2003, by and between James
                 McMurphy and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (Commission File
                 No. 000-23741), filed with the Commission on August 14, 2003)

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

        (b) First Amendment dated November 24, 2003 to the Agreement by and between IPOF Fund, LP, an Ohio limited partnership ("IPOF"),
                 David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K
                 (Commission File No. 000-23740), filed with the Commission on
                 November 24, 2003)

   10.20(a)      Lease, dated August 16, 2004, by and between Centerpoint 800
                 LLC and the Registrant (incorporated by reference to Exhibit
                 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No.
                 000-23740), filed with the Commission on November 12, 2004)

        (b)* First Amendment to Lease Agreement, dated May 1, 2004, by and between Centerpoint 800 LLC and the Registrant

   10.21         Fourth Lease Extension and Modification Agreement dated July 8,
                 2005 by and between Teachers Insurance and Annuity Association of America, for the Benefit of its Separate Real Estate Account and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No.
                 000-23740), filed with the Commission on August 12, 2005)

   10.22*        Lease dated December 28, 2005 by and between Duke Realty
                 Limited Partnership and the Registrant

   21.1*         List of Subsidiaries

   23.1*         Consent of BDO Seidman, LLP

   23.2*         Consent of Deloitte & Touche LLP

   24.1*         Power of Attorney (included on signature page)

   31.1*         Certification of Chief Executive Officer Pursuant to Rule
                 13a-14(a)/15d-14(a)

   31.2*         Certification of principal financial officer Pursuant to Rule
                 13a-14(a)/15d-14(a)

   32.1*         Certification of Chief Executive Officer Pursuant to 18
                 U.S.C.ss. 1350

   32.2*         Certification of principal financial officer Pursuant to 18
                 U.S.C.ss. 1350

*    Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                              INNOTRAC CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at                 Charged to                Balance at
                                        Beginning of   Charged to      Other                    End of
Description                                Period       Expenses     Accounts    Deductions     Period
-----------                             ------------   ----------   ----------   ----------   ----------
(in 000's)
Provision for uncollectible accounts
   Year ended December 31,
      2005 ..........................      $1,624        $1,248         $--        $ (81)       $2,791
      2004 ..........................      $1,696        $  221         $--        $(293)       $1,624
      2003 ..........................      $  959        $1,571         $--        $(834)       $1,696

Provisions for returns and allowances
   Year ended December 31,
      2005 ..........................      $    5        $   12         $--        $ (12)       $    5
      2004 ..........................      $   12        $    5         $--        $ (12)       $    5
      2003 ..........................      $   10        $   29         $--        $ (27)       $   12

Provisions for restructuring charge
   Year ended December 31,
      2005 ..........................      $   --        $   --         $--        $  --        $   --
      2004 ..........................      $   --        $   --         $--        $  --        $   --
      2003 ..........................      $  277        $   --         $--        $(277)       $   --

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

                                        INNOTRAC CORPORATION


                                        /s/ Scott D. Dorfman
                                        ----------------------------------------
                                        Scott D. Dorfman
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March 2006.

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

Signature                               Title
---------                               -----


/s/ Scott D. Dorfman                    Chairman of the Board, President and
-------------------------------------   Chief Executive Officer (Principal
Scott D. Dorfman                        Executive Officer)


/s/ Christine A. Herren                 Senior Director and Controller
-------------------------------------   (Principal Financial Officer and
Christine A. Herren                     Principal Accounting Officer)


/s/ Thomas J. Marano                    Director
-------------------------------------
Thomas J.  Marano


/s/ Bruce V. Benator                    Director
-------------------------------------
Bruce V. Benator


/s/ Martin J. Blank                     Director
-------------------------------------
Martin J. Blank


/s/ Joel E. Marks                       Director
-------------------------------------
Joel E. Marks