Form 10-Q
period 2006-03-31
INNOTRAC CORP
filed 2006-05-15
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 5, 2006

Common Stock $.10 par value per share	12,280,610 Shares

INNOTRAC CORPORATION

Part I — Financial Information
Item 1 — Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,171	$2,068
Accounts receivable (net of allowance for doubtful accounts of $2,776 at March 31, 2006 and $2,791 at December 31, 2005)	13,663	12,745
Inventory	4,121	4,676
Prepaid expenses and other	1,466	1,383

Total current assets	20,421	20,872

Property and equipment:
Rental equipment	402	427
Computer software and equipment	33,425	30,514
Furniture, fixtures and leasehold improvements	5,137	5,133

	38,964	36,074
Less accumulated depreciation and amortization	(26,115)	(25,320)

	12,849	10,754

Goodwill	25,169	25,169
Other assets, net	1,216	1,177

Total assets	$59,655	$57,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,178	$6,707
Line of credit	4,071	—
Accrued expenses and other	4,399	3,036

Total current liabilities	12,648	9,743

Noncurrent liabilities:
Other noncurrent liabilities	1,053	1,038

Total noncurrent liabilities	1,053	1,038

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,280,610 shares issued and outstanding	1,228	1,228
Additional paid-in capital	65,952	65,911
Accumulated deficit	(21,226)	(19,948)

Total shareholders’ equity	45,954	47,191

Total liabilities and shareholders’ equity	$59,655	$57,972

See notes to condensed consolidated financial statements.

Financial Statements-Continued
INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$17,328	$19,239

Cost of revenues	8,897	9,953
Selling, general and administrative expenses	8,821	8,255
Depreciation and amortization	821	1,252

Total operating expenses	18,539	19,460

Operating (loss)	(1,211)	(221)

Other expense:
Interest expense	67	67

Total other expense	67	67

(Loss) before income taxes	(1,278)	(288)
Income taxes	—	—

Net (loss)	$(1,278)	$(288)

(Loss) per share:

Basic	$(0.10)	$(0.02)

Diluted	$(0.10)	$(0.02)

Weighted average shares outstanding:

Basic	12,281	12,000

Diluted	12,281	12,000

See notes to condensed consolidated financial statements.

Financial Statements-Continued
INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,278)	$(288)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	821	1,252
Provision for bad debts	(1)	(522)
Amortization of deferred compensation	41	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, gross	(917)	1,344
Decrease (increase) in inventory	555	(766)
(Increase) decrease in prepaid expenses and other	(122)	316
Decrease in accounts payable	(2,529)	(463)
Increase in accrued expenses and other	1,378	879

Net cash (used in) provided by operating activities	(2,052)	1,752

Cash flows from investing activity:
Capital expenditures	(2,916)	(290)

Net cash used in investing activities	(2,916)	(290)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	4,071	(869)
Repayment of capital lease and other obligations	—	(18)
Exercise of employee stock options	—	258

Net cash provided by (used in) financing activities	4,071	(629)

Net (decrease) increase in cash and cash equivalents	(897)	833
Cash and cash equivalents, beginning of period	2,068	1,377

Cash and cash equivalents, end of period	$1,171	$2,210

Supplemental cash flow disclosures:

Cash paid for interest	$54	$60

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. Certain of the Company’s more significant accounting policies are as follows:

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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2005 and March 31, 2006 (see Note 4).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of call center services. Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Innotrac’s call center services business recognizes revenue according to written pricing agreements based on the number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered.

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $41,000 in compensation expense for the

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
three months ended March 31, 2006. As of March 31, 2006, approximately $154,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 45 months.

For the three months ended March 31, 2005, had compensation cost for stock options been determined under a fair value based method, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net loss and net loss per share would have been the following pro forma amounts (in 000’s, except per share data):

Three Months Ended
March 31, 2005
Net loss	$(288)

Pro forma net loss	$(398)

Basic and diluted net loss per share	$(0.02)

Basic and diluted pro forma net loss per share	$(0.03)
Under the fair value based method, compensation cost, net of tax would have been $110,000 for the three months ended March 31, 2005. During the three months ended March 31, 2005, options representing 61,000 shares were exercised.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31,	March 31,
	2006	2005

Risk-free interest rate	4.72%	4.50%
Expected dividend yield	0%	0%
Expected lives	2.1 Years	2.2 Years
Expected volatility	71.9%	74.0%
2.	FINANCING OBLIGATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $12.7 million at March 31, 2006. At March 31, 2006 the Company had $4.1 million outstanding and $5.0 million of additional availability under the revolving credit agreement.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains restrictive fixed charge coverage

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
ratio, change of ownership control and other covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

The financial covenants require the Company to maintain a minimum fixed charge ratio of between 0.70 and 1.00 to 1.00, depending on the particular fiscal quarter, for each of the Company’s quarters through the end of its fiscal year 2006, and a ratio of 1.15 to 1.00 thereafter. The Company was in compliance at March 31, 2006 with a fixed charge ratio of 0.82 to 1.00. Compliance with the fixed charge coverage ratio covenant is determined on a quarterly basis.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points. During the three months ended March 31, 2006 and 2005, the Company incurred interest expense related to the line of credit of approximately $41,000 and $52,000, respectively, resulting in a weighted average interest rate of 6.68% and 4.76%, respectively. The Company also incurred unused revolving credit facility fees of approximately $14,000 and $13,000 during the three months ended March 31, 2006 and 2005, respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months
	Ended March 31,
	2006	2005
Diluted earnings per share:
Weighted average shares outstanding	12,281	12,000
Employee and director stock options and unvested restricted shares	—	—

Weighted average shares assuming dilution	12,281	12,000

Options outstanding to purchase 1.7 million shares and 1.5 million shares of the Company’s common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.
4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of March 31, 2006 and December 31, 2005 was approximately $16.2 million and $15.6 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003 and 2005. Innotrac has a net operating loss carryforward of $37.5 million at December 31, 2005 that expires between 2020 and 2025.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.6 million and $12.2 million has been recorded as of March 31, 2006 and December 31, 2005, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three months ended March 31, 2006, the deferred tax benefit of $431,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.	COMMITMENTS AND CONTINGENCIES

Shareholder Rights Plan. In December 1997, the Company’s Board of Directors approved a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the “Purchase Price”), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an “Acquiring Person”) buys, or announces a tender offer for, 15% or more of the Company’s common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 34.0% of the shares outstanding on March 31, 2006. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three months ended March 31, 2006 and 2005, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $9,000 and $5,000, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
6.	RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934. The Company promptly conducted an investigation of the matter. IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006. In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful. The Company has not recorded any estimated receivable from this settlement.

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under “Item 1A – Risk Factors” in our Annual Report on Form 10-K.
Overview
Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and two call centers in six cities spanning all time zones across the continental United States.
We receive most of our clients’ orders either through inbound call center services, electronic data interchange (“EDI”) or the Internet. On a same-day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries. Our fulfillment and customer support services interrelate and are sold as a package, however they are individually priced. Our clients may utilize our fulfillment services, our customer support services, or both, depending on their individual needs.
Our core service offerings include the following:
•	Fulfillment Services:
•	sophisticated warehouse management technology

•	automated shipping solutions

•	real-time inventory tracking and order status

•	purchasing and inventory management

•	channel development

•	zone skipping for shipment cost reduction

•	product sourcing and procurement

•	packaging solutions

•	back-order management; and

•	returns management.
•	Customer Support Services:
•	inbound call center services

•	technical support and order status

•	returns and refunds processing

•	call centers integrated into fulfillment platform

•	cross-sell/up-sell services

•	collaborative chat; and

•	intuitive e-mail response.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years.
Business Mix

	Three Months Ended
	March 31,
Business Line/Vertical	2006	2005
Telecommunications	8.7%	13.3%
Modems	26.7	19.9
Retail/Catalog	28.3	26.5
Direct Marketing	20.8	27.8
Business-to-Business (“B2B”)	15.5	12.5

	100.0%	100.0%

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of telephones, caller ID equipment, digital subscriber line (“DSL”) and other telecommunications products to companies such as BellSouth Corporation and Qwest Communications International, Inc. and their customers. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain BellSouth inventory for which we are contractually indemnified, and includes items such as telephones, caller ID equipment, DSL modems and ancillary equipment. Despite a decline in our telecommunications business as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business, we anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will remain fairly constant during 2006 due mainly to increased volumes from our DSL modem business, which is still in a strong growth mode.
Retail, Catalog and Direct Marketing. The Company also provides a variety of these services for a significant number of retail, catalog and direct marketing clients, including such companies as The Coca-Cola Company, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc. and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during the remainder of 2006 due to the addition of several new clients, including Target.com, late in the second quarter of 2006, while revenues attributable to our direct marketing clients will decrease due to reduced volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On October 21, 2004, Tactica International, Inc. (“Tactica”), one of the Company’s direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (“Stipulation”) entered into between Tactica and Innotrac, whereby Tactica acknowledged the validity of Innotrac’s claim and Innotrac’s first priority security interest in and warehouseman’s lien on Tactica’s inventory held by Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. Tactica defaulted on the Stipulation and on January 18, 2005, Innotrac issued a Notice of Default to Tactica. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor’s Committee in the Tactica bankruptcy case reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica, which was approved by the bankruptcy court on June 23, 2005. Based on this agreement and management’s estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000 at March 31, 2005. In the fourth quarter 2005, the reserve associated with the Tactica receivable was increased to $2.5 million. The additional reserve was based on management’s estimate of the net realizable value of the inventory, which was considerably reduced in the fourth quarter as a result of buyers not materializing as initially indicated by the third party independent appraiser and a continuing reduction in value of the merchandise. The liquidation is expected to be completed by the end of June 2006. As of March 31, 2006, Tactica owed $2.6 million in principal to Innotrac for past fulfillment and call center services, most of which has been reserved.
Business-to-Business. The Company also provides these services for business-to-business (“B2B”) clients including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.
Results of Operations
The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2006 and 2005. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months
	Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	51.4	51.7
Selling, general and administrative expenses	50.9	42.9
Depreciation and amortization	4.7	6.5

Operating (loss)	(7.0)	(1.1)
Other expense, net	0.4	0.4

(Loss) before income taxes	(7.4)	(1.5)
Income tax benefit	—	—

Net (loss)	(7.4)%	(1.5)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues. Net revenues decreased 9.9% to $17.3 million for the three months ended March 31, 2006 from $19.2 million for the three months ended March 31, 2005. This decrease was primarily attributable to $1.1 million reduction in revenue from our telecommunications vertical as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business and a $1.7 million reduction in revenue from our direct marketing vertical due to reduced volumes offset by a $806,000 increase in revenues from our DSL clients.
Cost of Revenues. Cost of revenues decreased 9.2% to $8.9 million for the three months ended March 31, 2006, compared to $10.0 million for the three months ended March 31, 2005. The cost of revenue decrease was primarily due to a decrease in labor expense related to the decrease in volumes from our telecommunications and direct marketing verticals offset by an increase in labor expense related to the increase in volume for our DSL clients.
Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2006 increased to $8.8 million, or 50.9% of revenues, compared to $8.3 million, or 42.9% of revenues, for the same period in 2005. This net increase was primarily attributable to lower S,G&A expense in the three months ended March 31, 2005 as a result of a $440,000 reduction in the allowance for doubtful accounts related to the Tactica receivable recorded as a reduction to bad debt expense. In addition, facility expense increased by approximately $185,000 due to additional space taken during the second half of 2005 in our existing facilities.
Interest Expense. Interest expense for the three months ended March 31, 2006 and March 31, 2005 was $67,000.
Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the three months ended March 31, 2006 and 2005 were offset by a corresponding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase of this valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2006 and 2005.
Liquidity and Capital Resources
The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a bank credit facility. The Company had cash and cash equivalents of approximately $1.2 million at March 31, 2006 as compared to $2.1 million at December 31, 2005. Additionally, the Company increased its borrowings under its revolving credit facility (discussed below) to $4.1 million at March 31, 2006, as compared to no borrowings outstanding at December 31, 2005. The Company had negative cash flow from operations of $2.1 million during the three months ended March 31, 2006.
The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $12.7 million at March 31, 2006. The Company has granted a security interest in all of its assets as collateral under this revolving credit agreement. At March 31, 2006 the Company had $4.1 million outstanding and $5.0 million of additional availability under the revolving credit agreement.
The revolving credit agreement contains restrictive fixed charge coverage ratio, change of ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants under the credit agreement. Accordingly, in the event of noncompliance, these amounts could be accelerated.
Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points. During the three months ended March 31, 2006 and 2005, the Company incurred interest expense related to the line of credit of approximately $41,000 and $52,000, respectively, resulting in a weighted average interest rate of 6.68% and 4.76%, respectively. The Company also incurred unused revolving credit facility fees of approximately $14,000 and $13,000 during the three months ended March 31, 2006 and 2005, respectively.
During the three months ended March 31, 2006, the Company had negative $2.1 million in cash flow from operating activities compared to generating $1.8 million in the same period in 2005. The decrease in cash provided from operating activities was primarily the result of a $917,000 increase in net accounts receivable in 2006 compared to a $822,000 net decrease in accounts receivable in 2005, a $2.5 million decrease in accounts payable in 2006 compared to a $463,000 increase in 2005 and a net loss of $1.3 million in 2006 compared to a net loss of $288,000 in 2005, offset by a $566,000 decrease in inventory in 2006 compared to a $766,000 increase in 2005.
During the three months ended March 31, 2006, net cash used in investing activities for capital additions was $2.9 million as compared to $290,000 in 2005. The increase in capital expenditures is primarily attributable to purchases associated with the opening of a new fulfillment center in Hebron, Kentucky that will handle the expected volumes from the addition of a new client, Target.com. All of these expenditures were funded through existing cash on hand and borrowings under the Company’s credit facility.
During the three months ended March 31, 2006, cash provided by financing activities was $4.1 million compared to $629,000 net cash used in financing activities in the same period in 2005. The primary difference between years is attributable to a reduction in outstanding borrowings of $869,000 in 2005 compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
borrowings of $4.1 million in 2006. Additionally, during 2005, the Company generated cash of $258,000 through the exercise of previously granted employee stock options.

The Company estimates that its cash and financing needs through 2006 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in each of the last four years and anticipates doing so again in 2006. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to the condensed consolidated financial statements in this Form 10-Q and Note 2 to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of March 31, 2006 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2006. The valuation supported that the fair value of the reporting unit at January 1, 2006 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of March 31, 2006 and December 31, 2005 was approximately $16.2 million and $15.6 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003 and 2005. Innotrac has a net operating loss carryforward of $37.5 million at December 31, 2005 that expires between 2020 and 2025.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.6 million and $12.2 million has been recorded as of March 31, 2006 and December 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2005, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three months ended March 31, 2006, an income tax benefit of $431,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised Statement clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Under the provisions of SFAS No. 123(R), the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. SFAS No. 123(R) became effective for the Company January 1, 2006.

Item 3 — Quantitative and Qualitative Disclosure About Market Risks
Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company’s lease obligations are fixed in nature as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings on file with the Securities and Exchange Commission.
Item 4 — Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the principal financial officer, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of March 31, 2006. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and principal financial officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac’s internal control over financial reporting during the first quarter of 2006.

Part II — Other Information
Item 6 — Exhibits
     Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d — 14(a).

31.2	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d — 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION (Registrant)

Date: May 15, 2006	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: May 15, 2006		/s/ Christine A. Herren
Christine A. Herren
Senior Director and Controller (Principal
Financial Officer and Principal Accounting Officer)