Form 10-Q
period 2006-06-30
INNOTRAC CORP
filed 2006-08-14
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

Outstanding at August 10, 2006

Common Stock $.10 par value per share	12,280,610 Shares

INNOTRAC CORPORATION

Part I — Financial Information
Item 1 — Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,007	$2,068
Accounts receivable (net of allowance for doubtful accounts of $309 at June 30, 2006 and $2,791 at December 31, 2005)	14,658	12,745
Inventory	2,934	4,676
Prepaid expenses and other	1,552	1,383

Total current assets	20,151	20,872

Property and equipment:
Rental equipment	382	427
Computer software and equipment	35,896	30,514
Furniture, fixtures and leasehold improvements	5,169	5,133

	41,447	36,074
Less accumulated depreciation and amortization	(26,955)	(25,320)

	14,492	10,754

Goodwill	25,169	25,169
Other assets, net	1,225	1,177

Total assets	$61,037	$57,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,818	$6,707
Line of credit	7,398	—
Accrued expenses and other	3,656	3,036

Total current liabilities	14,872	9,743

Noncurrent liabilities:
Other noncurrent liabilities	1,023	1,038

Total noncurrent liabilities	1,023	1,038

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,280,610 shares issued and outstanding	1,228	1,228
Additional paid-in capital	65,974	65,911
Accumulated deficit	(22,060)	(19,948)

Total shareholders’ equity	45,142	47,191

Total liabilities and shareholders’ equity	$61,037	$57,972

See notes to condensed consolidated financial statements.

Financial Statements-Continued
INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$16,577	$18,943

Cost of revenues	7,980	9,680
Selling, general and administrative expenses	8,478	8,632
Depreciation and amortization	862	1,208

Total operating expenses	17,320	19,520

Operating (loss)	(743)	(577)

Other expense:
Interest expense	91	42

Total other expense	91	42

(Loss) before income taxes	(834)	(619)
Income taxes	—	—

Net (loss)	$(834)	$(619)

(Loss) per share:

Basic	$(0.07)	$(0.05)

Diluted	$(0.07)	$(0.05)

Weighted average shares outstanding:

Basic	12,281	12,222

Diluted	12,281	12,222

See notes to condensed consolidated financial statements.

Financial Statements-Continued
INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006 and 2005
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$33,906	$38,181

Cost of revenues	16,878	19,633
Selling, general and administrative expenses	17,299	16,886
Depreciation and amortization	1,683	2,460

Total operating expenses	35,860	38,979

Operating (loss)	(1,954)	(798)

Other expense:
Interest expense	158	109

Total other expense	158	109

(Loss) before income taxes	(2,112)	(907)
Income taxes	—	—

Net (loss)	$(2,112)	$(907)

(Loss) per share:

Basic	$(0.17)	$(0.07)

Diluted	$(0.17)	$(0.07)

Weighted average shares outstanding:

Basic	12,281	12,111

Diluted	12,281	12,111

See notes to condensed consolidated financial statements.

Financial Statements-Continued
INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,112)	$(907)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,683	2,460
Provision for bad debts	74	(435)
Amortization of deferred compensation	63	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, gross	(1,987)	962
Decrease (increase) in inventory	1,742	(91)
(Increase) decrease in prepaid expenses and other	(200)	31
(Decrease) increase in accounts payable	(2,889)	295
Increase in accrued expenses and other	605	49

Net cash (used in) provided by operating activities	(3,021)	2,364

Cash flows from investing activity:
Capital expenditures	(5,418)	(583)

Net cash used in investing activities	(5,418)	(583)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	7,398	(3,063)
Loan commitment fees	(20)	—
Repayment of capital lease and other obligations	—	(36)
Exercise of employee stock options	—	1,264

Net cash provided by (used in) financing activities	7,378	(1,835)

Net decrease in cash and cash equivalents	(1,061)	(54)
Cash and cash equivalents, beginning of period	2,068	1,377

Cash and cash equivalents, end of period	$1,007	$1,323

Supplemental cash flow disclosures:

Cash paid for interest	$126	$121

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2005 and June 30, 2006 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $22,000 and $63,000 in compensation

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Unaudited)
expense for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, approximately $133,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 42 months.

For the three and six months ended June 30, 2005, had compensation cost for stock options been determined under a fair value based method, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure,” the Company’s net loss and net loss per share would have been the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss	$(619)	$(907)

Pro forma net loss	$(725)	$(1,120)

Basic and diluted net loss per share	$(0.05)	$(0.07)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.09)
Under the fair value based method, compensation cost, net of tax would have been $106,000 and $213,000 for the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2005, options representing 214,617 and 275,617 shares were exercised, respectively.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended
	June 30,	June 30,
	2006	2005
Risk-free interest rate	5.11%	4.00%
Expected dividend yield	0%	0%
Expected lives	2.1 Years	2.1 Years
Expected volatility	71.8%	73.0%
2.	FINANCING OBLIGATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $13.0 million at June 30, 2006. At June 30, 2006 the Company had $7.4 million outstanding and $2.8 million of additional availability under the revolving credit agreement.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains fixed charge coverage ratio, change

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Unaudited)
of ownership control and other covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

The financial covenants require the Company to maintain a minimum fixed charge ratio of between 0.70 and 1.00 to 1.00, depending on the particular fiscal quarter, for each of the Company’s quarters through the end of its fiscal year 2006, and a ratio of 1.15 to 1.00 thereafter. The Company was in compliance at June 30, 2006 with a fixed charge ratio of 0.73 to 1.00. Compliance with the fixed charge coverage ratio covenant is determined on a quarterly basis.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points. During the three months ended June 30, 2006 and 2005, the Company incurred interest expense related to the line of credit of approximately $78,000 and $30,000, respectively, resulting in a weighted average interest rate of 6.37% and 5.31%, respectively. During the six months ended June 30, 2006 and 2005, the Company incurred interest expense related to the line of credit of approximately $120,000 and $82,000, respectively, resulting in a weighted average interest rate of 6.47% and 4.95%, respectively. The Company also incurred unused revolving credit facility fees of approximately $13,000 and $10,000 during the three months ended June 30, 2006 and 2005, respectively, and $27,000 and $23,000 during the six months ended June 30, 2006 and 2005, respectively.

3. EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Diluted earnings per share:
Weighted average shares outstanding	12,281	12,222	12,281	12,111
Employee and director stock options and unvested restricted shares	—	—	—	—

Weighted average shares assuming dilution	12,281	12,222	12,281	12,111

Options outstanding to purchase 1.7 million shares of the Company’s common stock for both the three and six months ended June 30, 2006, and 1.3 million shares for both the three and six months ended June 30, 2005, were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of June 30, 2006 and December 31, 2005 was approximately $16.9 million and $15.6 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003 and 2005. Innotrac has a net operating loss carryforward of $37.5 million at December 31, 2005 that expires between 2020 and 2025.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Unaudited)
Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.9 million and $12.2 million has been recorded as of June 30, 2006 and December 31, 2005, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the six months ended June 30, 2006, the deferred tax benefit of $728,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

5.	COMMITMENTS AND CONTINGENCIES

Shareholder Rights Plan. In December 1997, the Company’s Board of Directors approved a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the “Purchase Price”), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an “Acquiring Person”) buys, or announces a tender offer for, 15% or more of the Company’s common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 34.0% of the shares outstanding on June 30, 2006. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three and six months ended June 30, 2006 and 2005, the Company did not meet the minimum employee

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Unaudited)
requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $9,000 and $100 for the three months ended June 30, 2006 and 2005, respectively, and approximately $18,000 and $5,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Item 2 —
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under “Item 1A — Risk Factors” in our Annual Report on Form 10-K and in “Part II — Item 1A — Risk Factors” in this Form 10-Q.
Overview
Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates nine fulfillment centers and two call centers in six cities spanning all time zones across the continental United States.
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
Business Mix

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Business Line/Vertical
Telecommunications	7.6%	13.2%	8.1%	13.3%
Modems	25.6	17.5	26.2	18.7
Retail/Catalog	34.4	30.7	31.3	28.6
Direct Marketing	23.1	30.0	21.9	28.9
Business-to-Business (“B2B”)	9.3	8.6	12.5	10.5

	100.0%	100.0%	100.0%	100.0%

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
Retail, Catalog and Direct Marketing. The Company also provides a variety of fulfillment and customer support services for a significant number of retail, catalog and direct marketing clients, including such companies as Target.com, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc. and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our nine fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books and outdoor furniture. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during the remainder of 2006 due to the addition of several new clients, including Target.com, late in the second quarter of 2006, while revenues attributable to our direct marketing clients will decrease due to reduced volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On October 21, 2004, Tactica International, Inc. (“Tactica”), one of the Company’s direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (“Stipulation”) entered into between Tactica and Innotrac, whereby Tactica acknowledged the validity of Innotrac’s claim and Innotrac’s first priority security interest in and warehouseman’s lien on Tactica’s inventory held by Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. Tactica defaulted on the Stipulation and on January 18, 2005, Innotrac issued a Notice of Default to Tactica. In March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. Innotrac, Tactica and the Creditor’s Committee in the Tactica bankruptcy case reached an agreement on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica, which was approved by the bankruptcy court on June 23, 2005. Based on this agreement and management’s estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000 at March 31, 2005. In the fourth quarter 2005, the reserve associated with the Tactica receivable was increased to $2.5 million. The additional reserve was based on management’s estimate of the net realizable value of the inventory, which was considerably reduced in the fourth quarter as a result of buyers not materializing as initially indicated by the third party independent appraiser and a continuing reduction in value of the merchandise. The liquidation was completed and the receivable written off against the reserve during the second quarter of 2006.
Business-to-Business. The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is a small, but growing area of our business.
Results of Operations
The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2006 and 2005. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.1	51.1	49.8	51.4
Selling, general and administrative expenses	51.2	45.6	51.0	44.2
Depreciation and amortization	5.2	6.4	5.0	6.5

Operating (loss) income	(4.5)	(3.1)	(5.8)	(2.1)
Other expense, net	.5	.2	.4	.3

(Loss) income before income taxes	(5.0)	(3.3)	(6.2)	(2.4)
Income tax benefit	—	—	—	—

Net (loss) income	(5.0)%	(3.3)%	(6.2)%	(2.4)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues. Net revenues decreased 12.5% to $16.6 million for the three months ended June 30, 2006 from $18.9 million for the three months ended June 30, 2005. This decrease was primarily attributable to $1.2 million reduction in revenue from our telecommunications vertical as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business and a $1.9 million reduction in revenue from our direct marketing vertical due to reduced volumes offset by a $922,000 increase in revenues from our DSL clients.
Cost of Revenues. Cost of revenues decreased 17.6% to $8.0 million for the three months ended June 30, 2006, compared to $9.7 million for the three months ended June 30, 2005. The cost of revenue decrease was primarily due to a decrease in labor expense related to the decrease in volumes from our telecommunications and direct marketing verticals offset by an increase in labor expense related to the increase in volume for our DSL clients.
Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2006 decreased to $8.5 million, or 51.2% of revenues, compared to $8.6 million, or 45.6% of revenues, for the same period in 2005. This net decrease was primarily attributable to lower S,G&A expense in the three months ended June 30, 2006 as a result of a $110,000 reduction in other professional services fees in 2006 as compared to 2005 resulting from work performed for internal control documentation in 2005 that was not performed in the comparable period of 2006. In addition, cost savings efforts in 2006 that included reductions in information technology costs, account services related costs, travel and meals and entertainment expenses resulted in a $294,000 savings. These reductions were offset by an increase of approximately $430,000 in facility costs primarily related to the new facility. SG&A expenses increased as a percentage of revenue due to the decrease in net revenues in 2006 as compared to 2005.
Interest Expense. Interest expense for the three months ended June 30, 2006 and June 30, 2005 was $91,000 and $42,000, respectively. The increase was related to an increase in the amount outstanding under the revolving credit agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2006 and 2005 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the three months ended June 30, 2006 and 2005 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2006 and 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues. Net revenues decreased 11.2% to $33.9 million for the six months ended June 30, 2006 from $38.2 million for the six months ended June 30, 2005. This decrease was primarily attributable to $2.3 million reduction in revenue from our telecommunications vertical as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business and a $3.6 million reduction in revenue from our direct marketing vertical due to reduced volumes offset by a $1.7 million increase in revenues from our DSL clients.
Cost of Revenues. Cost of revenues decreased 14.0% to $16.9 million for the six months ended June 30, 2006, compared to $19.6 million for the six months ended June 30, 2005. The cost of revenue decrease was primarily due to a decrease in labor expense related to the decrease in volumes from our telecommunications and direct marketing verticals offset by an increase in labor expense related to the increase in volume for our DSL clients.
Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2006 increased to $17.3 million, or 51.0% of revenues, compared to $16.9 million, or 44.2% of revenues, for the same period in 2005. This net increase was primarily attributable to lower S,G&A expense in the six months ended June 30, 2005 as a result of a $440,000 reduction in the allowance for doubtful accounts related to the Tactica receivable recorded as a reduction to bad debt expense. Additionally, facility expense increased by approximately $638,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to additional space taken during the second half of 2005 in our existing facilities and the addition of a new facility in the second quarter of 2006. This increase was offset by a reduction in other professional services of approximately $247,000 for work performed for internal control documentation in 2005 that was not performed in the comparable period in 2006 and a $329,000 reduction in information technology costs, account services related costs, travel and meals and entertainment due to cost savings efforts.
Interest Expense. Interest expense for the six months ended June 30, 2006 and June 30, 2005 was $158,000 and $109,000, respectively. The increase was related to an increase in the amount outstanding under the revolving credit agreement.
Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2006 and 2005 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the six months ended June 30, 2006 and 2005 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2006 and 2005.
Liquidity and Capital Resources
The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a bank credit facility. The Company had cash and cash equivalents of approximately $1.0 million at June 30, 2006 as compared to $2.1 million at December 31, 2005. Additionally, the Company increased its borrowings under its revolving credit facility (discussed below) to $7.4 million at June 30, 2006, as compared to no borrowings outstanding at December 31, 2005. The Company had negative cash flow from operations of $3.0 million during the six months ended June 30, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $13.0 million at June 30, 2006. The Company has granted a security interest in all of its assets as collateral under this revolving credit agreement. At June 30, 2006 the Company had $7.4 million outstanding and $2.8 million of additional availability under the revolving credit agreement.
The revolving credit agreement contains fixed charge coverage ratio, change of ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants under the credit agreement. Accordingly, in the event of noncompliance, these amounts could be accelerated.
Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points. During the three months ended June 30, 2006 and 2005, the Company incurred interest expense related to the line of credit of approximately $78,000 and $30,000, respectively, resulting in a weighted average interest rate of 6.37% and 5.31%, respectively. During the six months ended June 30, 2006 and 2005, the Company incurred interest expense related to the line of credit of approximately $120,000 and $82,000, respectively, resulting in a weighted average interest rate of 6.47% and 4.95%, respectively. The Company also incurred unused revolving credit facility fees of approximately $13,000 and $10,000 during the three months ended June 30, 2006 and 2005, respectively, and $27,000 and $23,000 during the six months ended June 30, 2006 and 2005, respectively
During the six months ended June 30, 2006, the Company had negative $3.0 million in cash flow from operating activities compared to generating $2.4 million in the same period in 2005. The decrease in cash provided from operating activities was primarily the result of a $1.9 million increase in net accounts receivable in 2006 compared to a $527,000 net decrease in accounts receivable in 2005, a $2.9 million decrease in accounts payable in 2006 compared to a $295,000 increase in 2005 and a net loss of $2.1 million in 2006 compared to a net loss of $907,000 in 2005, offset by a $1.7 million decrease in inventory in 2006 compared to a $91,000 increase in 2005.
During the six months ended June 30, 2006, net cash used in investing activities for capital additions was $5.4 million as compared to $583,000 in 2005. The increase in capital expenditures is primarily attributable to purchases associated with the opening of a new fulfillment center in Hebron, Kentucky that will handle the expected volumes from the addition of a new client, Target.com. All of these expenditures were funded through existing cash on hand and borrowings under the Company’s credit facility.
During the six months ended June 30, 2006, cash provided by financing activities was $7.4 million compared to $1.8 million net cash used in financing activities in the same period in 2005. The primary difference between years is attributable to a reduction in outstanding borrowings of $3.1 million in 2005 compared to borrowings of $7.4 million in 2006. Additionally, during 2005, the Company generated cash of $1.3 million through the exercise of previously granted employee stock options.
The Company estimates that its cash and financing needs through 2006 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in each of the last four years and anticipates doing so again in 2006. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses, or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
Innotrac’s goodwill carrying amount as of June 30, 2006 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2006. The valuation supported that the fair value of the reporting unit at January 1, 2006 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.
Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of June 30, 2006 and December 31, 2005 was approximately $16.9 million and $15.6 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003 and 2005. Innotrac has a net operating loss carryforward of $37.5 million at December 31, 2005 that expires between 2020 and 2025.
Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.9 million and $12.2 million has been recorded as of June 30, 2006 and December 31, 2005, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the six months ended June 30, 2006, an income tax benefit of $728,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risks
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
Item 4 — Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the principal financial officer, evaluated our disclosure controls and procedures (as defined in federal securities rules) as of June 30, 2006. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Based on the evaluation discussed above, our CEO and principal financial officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Innotrac’s internal control over financial reporting during the second quarter of 2006.

Part II — Other Information
Item 1A. Risk Factors
Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.
As of December 31, 2005, Innotrac officers and directors owned approximately 47.3% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and their affiliates held 34.0%. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.
The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,176,725 shares of common stock of the Company, representing approximately 34.0% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least September 15, 2006. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares. Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously. This concern is ameliorated to some degree by the continuing prohibition by the Federal Court on sales of our shares by financial institutions that hold the shares in margin accounts. The Federal Court has extended this prohibition on several occasions, most recently to September 15, 2006, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock. If the Federal Court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

There were no other material changes except as disclosed above from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.
Item 4 — Submission of Matters to a Vote of Security Holders
On May 24, 2006, the Company held its annual meeting of shareholders in Duluth, Georgia. As of the record date, April 3, 2006, there were 12,280,610 shares of Common Stock issued, outstanding and entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 12,166,459 shares representing 99.07% of the total shares of Common Stock entitled to vote at the meeting.
The purpose of the meeting was to re-elect the following directors to a three-year term expiring in 2009. The following table sets forth the number of votes cast “for” reelection and the number of votes “withheld” for the director. There were no abstentions or broker non-votes.

	Number of Votes
	For	Withheld
Martin J. Blank	12,060,014	106,445
Joel E. Marks	12,020,643	145,816
The directors whose terms continued after the meeting are Scott D. Dorfman, Bruce V. Benator and Thomas J. Marano.
Item 5 — Other Information
On July 24, 2006, the Company entered into a First Amendment Agreement (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement dated March 28, 2006 with Wachovia Bank, National Association. The Amendment allows the Company to repurchase its outstanding common stock in an amount not exceeding $500,000, in the aggregate, in any fiscal year. A copy of the Amendment is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

     Item 6 — Exhibits

Exhibits:
10.4	First Amendment Agreement to the Third Amended and Restated Loan and Security Agreement between Innotrac Corporation and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated July 24, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION (Registrant)

Date: August 14, 2006	By:	/s/ Scott D. Dorfman

Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2006		/s/ Christine A. Herren

Christine A. Herren
Senior Director and Controller (Principal Financial Officer and Principal Accounting Officer)