Form 10-K
period 2006-12-31
INNOTRAC CORP
filed 2007-04-17
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-23741

INNOTRAC CORPORATION
(Exact name of Registrant as specified in its charter)

Georgia	58-1592285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6655 Sugarloaf Parkway, Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.10 Per Share.

Series A Participating Cumulative Preferred Stock Purchase Rights

Name of each exchange on which registered: The Nasdaq Global Market.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter was $6,965,421 based on the closing sale price of the Common Stock as reported by the Nasdaq Global Market on such date. See Item 12.

At March 24, 2007, there were 12,280,610 shares of Common Stock, par value $0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2006.

INNOTRAC CORPORATION

PART I

ITEM 1.              BUSINESS

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, provides order processing, order fulfillment and call center services to large corporations that outsource these functions. In order to perform call center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management’s focus from its principal or core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of our clients and to reduce their overall operating costs.

Innotrac receives most of our clients’ orders either through inbound call center services, electronic data interchange (“EDI”) or the internet. On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries. Our fulfillment and customer support services interrelate and are sold as a package, however they are individually priced. Our clients may utilize our fulfillment services, our customer support services, or both, depending on their individual needs.

Innotrac’s core competencies include:

•	Fulfillment Services:

•	sophisticated warehouse management technology
•	automated shipping solutions
•	real-time inventory tracking and order status
•	purchasing and inventory management
•	channel development
•	zone skipping for shipment cost reduction
•	product sourcing and procurement
•	packaging solutions
•	back-order management
•	returns management

•	Customer Support Services:

•	inbound call center services
•	technical support and order status
•	returns and refunds processing
•	call centers integrated into fulfillment platform
•	cross-sell/up-sell services
•	collaborative chat
•	intuitive e-mail response

The Company provides a variety of services for a significant number of retail, catalog and direct marketing companies such as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., and Thane International. We take orders for our retail, catalog and direct marketing clients via the internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmissions from our clients. The orders are processed through one of our order management systems and then transmitted to one of our ten fulfillment centers located across the country, and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory is held on a consignment basis, with certain exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys.

The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and caller ID equipment and Digital Subscriber Line Modems (“Modems”) for clients such as BellSouth Corporation, which recently merged with AT&T, Inc., Qwest Communications International, Inc. and their customers.

The Company also provides these services for business-to-business (“B2B”) clients including Books are Fun, Ltd. (a subsidiary of Readers’ Digest), NAPA and The Walt Disney Company.

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2006 and 2005:

	2006	2005
Retail/Catalog	38.2%	32.2%
Modems	21.9	21.2
Direct Marketing	21.8	23.2
B2B	11.2	11.2
Telecommunications products	6.9	12.2
	100.0%	100.0%

On October 31, 2006, the Company acquired the fulfillment and reverse logistics business of ClientLogic, located in Columbus, Ohio, for $3.2 million which includes estimated payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, totaling $1.4 million. The acquisition added several large clients consistent with our existing business lines and complementary to our core competencies. The majority of the clients acquired have long standing relationships with the operation in the Columbus facility and we anticipate that the relationships will continue.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook and Romeoville, Illinois, Hebron, Kentucky, Columbus, Ohio and New Castle, Delaware, our national footprint is virtually complete. We are committed to deeper penetration within our existing business lines and continued diversification of our client base. Our long-term goal is to have our business mix spread evenly across a higher number of clients in diverse industries. We will continue to seek new clients and may open additional facilities in other geographic locations to service these needs.

Fulfillment Services

Providing effective turnkey fulfillment solutions for our clients’ products is our primary business. Our capabilities in this area are described below:

Fulfillment. We are committed to delivering our clients’ products to their customers on a timely and accurate basis. Our personnel pick, pack, verify and ship product orders and requests for promotional, technical and educational literature, shoes, clothing, electronic equipment, accessories, books, small appliances, home accessories, sporting goods, toys and outdoor furniture for our clients. We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated, conveyorized systems utilizing RF scanning and pick-to-light technologies. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients’ customers. We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client’s marketing support program. We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.

Our Atlanta operations earned ISO 9001:2000 certification in 2002, our Hebron, Kentucky operations earned ISO 9001:2000 certification in 2003, our Pueblo operations earned ISO 9001:2000 certification in 2004, our Chicago and Delaware operations earned ISO 9001:2000 certification in 2005 and our Reno operations earned ISO 9001:2000 certification in 2006. We are dedicated to providing quality service to our clients at every step in the fulfillment process. To ensure order accuracy, shipment inspection and system driven validation are performed to prove the contents exactly match the order prior to shipment. In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order. Our 2006 order accuracy rate exceeded 99.9%.

Inventory Management. An integral part of our fulfillment services is the monitoring and control of our clients’ inventories. We provide automated inventory management and reporting to assure real-time stock counts of our client’s products, literature and other items. Our inventory systems enable us to provide management information to maintain consistent and timely reorder levels and supply capabilities and also enable the client to quickly assess stock balances, pricing information, reorder levels and inventory values. We offer this information to the client on a real-time basis through our internet gateway or direct system integration. Inventory management data is also utilized in our reporting services. We utilize bar coding equipment in our inventory management systems, which improves the efficiency of stock management and selection. We also perform cycle counts throughout the year to check system-maintained item balances against physical item balances. Our facilities have several layers of security. When necessary, we dispose of clients’ products utilizing established guidelines. Disposal procedures vary depending on the product and client business rules.

Purchasing Management. For certain clients, we place orders for products we fulfill with vendors chosen by those clients. Our purchasing management services include assisting a client in negotiating product pricing with the vendor, arranging returns and credits as well as forecasting product quantities required for normal business programs or promotions.

Product Consignment and Warehousing. For substantially all of our clients, we warehouse products on a consignment basis and fulfill orders on behalf of our customers for a fee. In certain cases (primarily BellSouth/AT&T), we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

Customer Support Services

Another of our core competencies is providing customer support services. We believe these services are critical to a comprehensive order processing and order fulfillment solution. Our customer support services are described below.

Inbound Call Center Services. Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. From time to time they may sell equipment, other products and telephone company services to customers who call us. To properly handle the call, Innotrac’s automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the interactive voice response (“IVR”) system or an Innotrac customer service representative. If the caller is placing an order , the caller is immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center. If the customer has a question, complaint or needs return information, the IVR system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives specially trained in the applicable client’s business and products and to answer using the client’s name. Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer’s question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer service representatives are also trained to handle introductory level technical support issues. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

Returns and Refunds Processing. The representatives respond to customer calls about product returns and refunds and obtain information about customer service problems. They facilitate a customer’s return of a product by providing a bar-coded label to the customer. When the returned item is processed and entered into our system, it automatically triggers a pre-set action for reshipment of a product or refund to the customer.

Technology

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems. Innotrac has a technical integration platform written in Java over an Oracle database, which contains a complete web interface and XML-based APIs that allows clients to transact with us electronically. We deploy the solution running on Sun Solaris utilizing Veritas cluster server software, which provides a high availability computing environment. Veritas backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to quickly increase data capacity. Our EMC storage solutions provide rapid access to data and the ability to scale quickly depending on business demands. Network connectivity is achieved with Cisco routers and local directors.

The open architecture of our computer system permits us to seamlessly interact with many different types of client systems. Our IT Group uses this platform to design and implement application software for each client’s program, allowing clients to review their programs’ progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters. As the needs of a client evolve, our IT Group works with our client services team to modify the program on an ongoing basis. Information can be exchanged via direct system integration, EDI, internet access and direct-dial applications. We believe that our technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with theirs. We believe that the integrity of client information is adequately protected by our data security system and our off-site disaster back-up facilities.

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

Our Reno and Delaware facilities utilize an internally-developed, customized order management system (“OMS”) that is fully integrated with a customized warehouse management solution and includes front-end customer relationship management capabilities, which we believe is suitable for direct marketing clients.

We believe that our use of different systems for different types of clients and products allow us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2006 was supporting approximately 220 representatives. Additionally, the ACD system is integrated with software designed to enable management to staff and supervise the call center based on call length and call volume data compiled by the ACD system. Our call center in Reno employs an Aspect ACD Enterprise System switch and is currently supporting approximately 28 representatives. Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our ten fulfillment centers’ order management systems where it is processed. Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2007, we had over 1,300 full-time employees supported by part-time staff on an as-needed basis. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees. Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized.

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

Government Regulation

The Caller ID services offered by our telecommunications clients are subject to various federal and state regulations. The legality of Caller ID has been challenged in cases decided under the Electronic Communications Privacy Act (ECPA), and several state statutes. In 1994, the Federal Communications Commission (FCC) preempted certain state regulation of interstate Caller ID or other calling party number (CPN) based services. The Department of Justice issued a memorandum addressing these challenges which concluded that the installation or use of interstate Caller ID service was not prohibited by any federal wiretap statute and that in general, the FCC had authority to preempt state laws that would hinder federal communications policy on Caller ID services. Court decisions since the FCC issued its 1994 report have consistently held that Caller ID does not violate any state or federal wiretap statute.

In 1995, the FCC narrowed its initial preemption of state public utilities blocking regulations by permitting subscribers to choose per-line blocking or per-call blocking on interstate calls, provided that all carriers were required to adopt a uniform method of overriding blocking on any particular call.

The FCC’s rules and regulations also require carriers to explain to their subscribers (1) that their telephone numbers may be transmitted to the called party, (2) that there is a privacy mechanism (i.e., the “blocking” feature) available on interstate calls, and (3) how the mechanism can be activated. . Under separate FCC rules (see below), telemarketers are required to transmit Caller ID information and are prohibited from blocking such information.

Section 222 of the Telecommunications Act of 1996 introduced restrictions on telecommunications carriers’ usage of customer proprietary network information (CPNI). CPNI includes information that is personal to customers, including where, when and to whom a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent these services are used. In a series of orders since 1998, the FCC has interpreted the CPNI restrictions to permit telecommunications carriers, including BellSouth/AT&T and Qwest, to use CPNI without customer approval to market services that are related to the customer’s existing service relationship with the carrier. Before carriers may use CPNI to market services outside a customer’s existing service relationships, the carrier must obtain express customer permission. In April of 2007, the FCC adopted additional safeguards to protect customers’ CPNI against unauthorized access and disclosure, including restrictions on releasing information, new notification processes and annual certification requirements. Moreover, breaking from existing policy, the FCC now requires carriers to obtain opt-in consent from a customer before disclosing a customer’s CPNI to a carrier’s joint venture partners or independent contractors for the purposes of marketing communications-related services to that customer. Because we are dependent upon the efforts of our clients to promote and market their equipment and services, federal and state laws and regulations inhibiting those clients’ ability to market these equipment and services to their existing customers could have a material adverse effect on our business, results of operations and financial condition.

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

Outbound teleservices are regulated by the rules of the FCC and the FTC under the Federal Telephone Consumer Protection Act of 1991, as amended (TCPA), the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, as amended (FTCFAP), respectively, and by various state regulations regarding telephone solicitations. In a July 2003 Report and Order, the FCC amended its rules implementing the TCPA, providing for: (1) restrictions on calls made by automatic dialing and announcing devises; (2) limitations on the use of predictive dialers of outbound calls; (3) institution of a national “do-not-call” registry in conjunction with the FTC; (4) guidelines on maintaining an internal “do-not-call” list and honoring “do-not-call” requests; and (5) requirements for telephone solicitors to transmit Caller ID information. The FTC’s Telemarketing Sales Rule (TSR) was issued pursuant to the FTCFAP to prevent deceptive and abusive telemarketing acts and practices. Recent amendments to the TSR include: (1) subjecting certain inbound calls to additional disclosure requirements; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) application of the TSR to charitable solicitations; (4) institution of a national “do-not-call” registry; and (4) limitations on the use of predictive dialers for outbound calls. We believe that we are in compliance with these federal statutes and the FCC and FTC rules thereunder and the various state regulations, and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

We work closely with our clients, companies we outsource outbound teleservices to and their respective advisors to ensure that we and our clients are in compliance with these regulations. We cannot predict whether the status of the regulation of Caller ID services or e-commerce will change and what affect, if any, this change would have on us or our industry.

Intellectual Property

We have used the service mark “Innotrac” since 1985 and have registered it and other marks used by us in our business through the US Patent and Trademark Office. The “innotrac.com” domain name has been a registered domain name since 1995. We also own several other internet domain names. Due to the possible use of identical or phonetically similar service marks by other companies in different businesses, there can be no assurance that our service marks will not be challenged by other users. Our operations frequently incorporate proprietary and confidential information. We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use and to deter misappropriation of our proprietary rights and trade secrets.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements concern the Company’s operations, performance and financial condition, including, in particular, the likelihood that Innotrac will succeed in developing and expanding its business, among other things. They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties. Many of these uncertainties are beyond Innotrac’s control. Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	49	Chairman of the Board, President and Chief Executive Officer

Larry C. Hanger	52	Senior Vice President—Client Services

Robert J. Toner	43	Senior Vice President—Logistics

James R. McMurphy	47	Senior Vice President—Information Technology

Christine A. Herren	35	Principal Financial Officer, Principal Accounting Officer, Senior Director and Corporate Controller

Mr. Dorfman founded Innotrac and has served as Chairman of the Board, President and Chief Executive Officer since its inception in 1984. Prior to founding Innotrac, Mr. Dorfman was employed by Paymaster Checkwriter Company, Inc. (Paymaster), an equipment distributor. At Paymaster, Mr. Dorfman gained experience in distribution, tracking and inventory control by developing and managing Paymaster’s mail order catalog.

Mr. Hanger joined Innotrac in 1994 and currently serves as Senior Vice President-Client Services. He served as a Director from December 1997 through February 2004. He served as Vice President—Business Development from November 1997 through April 1999. He served as Innotrac’s Manager of Business Development from 1994 to November 1997, and was responsible for the management of the telecommunication equipment marketing and service business. From 1979 to 1994, Mr. Hanger served as Project Manager—Third Party Marketing at BellSouth Telecommunications, Inc., a regional telecommunications company, where he managed the marketing program for BellSouth’s network services and was involved in implementing the billing options program for BellSouth with Innotrac.

Mr. Toner joined Innotrac in June 2001 and currently serves as Senior Vice President—Logistics. He held the position of Vice President—Logistics from June 2001 to March 2006. Prior to joining Innotrac, Mr. Toner developed 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Subsequent to McMaster-Carr, Mr. Toner was the General Manager for East Coast Operations for Webvan Group Inc., an Internet retailer.

Mr. McMurphy joined Innotrac in April 2003 as currently serves as Senior Vice President—Information Technology and Chief Information Officer. He held the position of Vice President—Information Technology and Chief Information Officer from April 2003 to March 2006. Prior to joining Innotrac, Mr. McMurphy was with Capital One Financial Corporation, a leading credit card issuer and consumer lender, from March 2002 to April 2003, where he served as Chief Information Officer for one of their divisions. Prior to Capital One, from December 1996 through December 2001, he was Chief Information Officer for Pleasant Company, a division of Mattel Toys and makers of American Girl Dolls. In addition, prior to Mattel Toys, he served as a consultant for Price Waterhouse LLP (now PricewaterhouseCoopers LLP).

Ms. Herren has been with Innotrac since 1991 and currently serves as the Principal Financial Officer, Principal Accounting Officer and Corporate Controller. Prior to being promoted to the Corporate Controller position in November 2002, she held the Assistant Corporate Controller position from March 2000 to November 2002 and the General Accounting Manager position from March 1998 to March 2000. Ms. Herren is a certified public accountant.

ITEM 1A.           RISK FACTORS

We rely on a small number of large clients. If we lose one or more of our largest clients, or if revenues from our largest clients decline, or if we experience unanticipated costs implementing systems and ramping up our services for new clients, our business could be adversely affected.

Innotrac focuses on developing long-term contractual relationships with large corporations. A relatively small number of our clients account for a significant portion of our revenues. Our ten largest clients accounted for 74.4% of our revenue in 2006. If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits. One of our largest clients, BellSouth, recently merged with AT&T in December 2006. We cannot predict what impact, if any, this merger will have on our business.

It is often difficult to project the nature and amount of expenditures that are required to implement the systems necessary to efficiently serve a new client. As a result, we sometimes experience unanticipated cost overruns in ramping up our services for new clients. The magnitude of these cost overruns with respect to larger clients may have a material adverse impact on our results, as was the case with our commencement of services to Target.com in the latter half of 2006.

Our written contracts generally do not guarantee specific volume levels and can usually be terminated on little notice.

Although we have written agreements with most of our clients, our agreements generally do not assure specific volume or revenue levels. In addition, some agreements provide for termination for any reason on short notice. Our current agreement with BellSouth/AT&T may be terminated by BellSouth/AT&T for any reason upon 90 days notice. Furthermore, we are contractually bound to our facility leases until their terms expire. If a client terminates its contract suddenly, we will still have obligations under our leases.

A significant portion of our business is concentrated in the telecommunications industry, including DSL modems.

Approximately 29% of our revenues in 2006 and approximately 33% of our revenues in 2005 were attributable to Telecommunications products and Modems clients. Consequently, we are particularly susceptible to negative changes affecting these industries in general. The telecommunications industry has suffered a material downturn since mid-2000, which has had a significant negative impact on our business. To ameliorate this risk, we have been diversifying our client base across more industries and clients, including through selective acquisitions. We cannot guarantee, however, that the telecommunications industry will strengthen in 2007 or not deteriorate further, or that our diversification strategy will be successful.

A significant portion of our business is concentrated in the direct response industry.

Approximately 21% of our revenues in 2006 and approximately 23% of our revenues in 2005 were attributable primarily to clients in the direct response industry. Consequently, we are particularly susceptible to negative changes that impact this industry and our clients in particular, including potential false advertising product claims and Federal Trade Commission regulation and enforcement. The direct response industry has experienced a continuing downturn, which has had a significant negative impact on our business. This general downturn has significantly weakened the financial strength and wherewithal of companies in this sector which increases our risk pertaining to future business, growth and the collectibility of accounts receivable from our existing clients. In addition, the introduction of over-the-counter products that may compete with products of existing direct response clients may impact our clients’ ability to continue their existing sales levels. If any of our existing direct response clients were to default on their amounts due Innotrac, this would result in a material charge against earnings.

Our auditors have identified a material weakness in our internal control over financial reporting, and, as a result, our management has concluded that our disclosure controls and procedures were ineffective as of December 31, 2006. Although we are attempting to remediate the material weakness, if we are unable to successfully do so, or if additional material weaknesses in our internal control over financial reporting develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

In April 2007, our independent auditors advised us that they had identified a material weakness in our internal control over financial reporting in connection with their audit of our 2006 financial statements due to an understaffed financial and accounting function, and current personnel that lack certain technical accounting skills necessary to prepare financial statements that properly reflect our current level and scope of activities. We have undertaken remedial actions related to this material weakness. Furthermore, our Chief Executive Officer and principal financial officer concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were ineffective as of December 31, 2006, due to the conditions that led to the identification of the material weakness. See Item 9A, “Controls and Procedures - Evaluation of Disclosure Controls and Procedures,” for more information regarding the material weakness.

Beginning with our annual report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, will require us to include an internal control report of management with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Beginning with our annual report for the year ending December 31, 2008, the report will also include our independent auditors’ evaluation of management’s assessment and effectiveness of our internal control over financial reporting.

Achieving compliance with Section 404 within the prescribed period, and remedying the currently existing material weaknesses, as well as any additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify in the Section 404 testing process, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such current or future deficiencies will effectively mitigate or remediate such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report under Section 404 in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is effective. If we fail to timely remedy any current or additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404. In addition, we can give no assurance that our independent auditors will agree with our management’s assessment or conclude that our internal control over financial reporting is effective.

Competition may hurt our business.

We operate in highly competitive and price sensitive markets and expect this environment to persist and intensify in the future. Because our services comprise marketing and product consultation, sales channel management, fulfillment and back-end support, including our call center operations and returns processing, we have many competitors who offer one or more of these services. Our competitors include:

•  in-house marketing support operations of our current and potential clients;
•  other firms offering specific services, such as fulfillment and call center operations; and
•  large marketing support services firms.

A number of our competitors have developed or may develop financial and other resources greater than ours. Additional competitors with greater name recognition and resources may enter our markets. Our existing or potential clients’ in-house operations are also significant competitors. Our performance and growth could be negatively impacted if:

•  existing clients demand and receive pricing concessions;
•  existing clients decide to provide in-house services they currently outsource;
•  potential clients retain or increase their in-house capabilities; or
•  existing clients consolidate their outsourced services with other companies.

In addition, competitive pressures from current or future competitors could result in significant price erosion, which could in turn materially adversely affect our business, financial condition and results of operations. For more information about our competition, see “Business—Competition” in Item 1.

If we are not able to keep pace with changing technology, our business will be materially adversely affected.

Our success depends significantly upon our ability to:

•  integrate new clients in a timely and cost efficient manner;
•  enhance existing services;
•  develop applications to meet our clients’ needs; and
•  introduce new services and products to respond to technological developments.

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients’ needs and maintain competitiveness. Our Reno and Delaware systems, which provide service to several of our largest clients, are completely customized and therefore not supported by third party providers. We are heavily reliant on a small number of developers. If these developers leave, it could materially adversely affect our business. We provide details about our technology in “Business—Technology” in Item 1.

Our quarterly results may fluctuate, which may cause significant swings in the market price for our common stock.

Our operating results may fluctuate in the future based on many factors. These factors include, among other things:

•  changes in the telecommunications industry;
•  changes in the retail industry;

•	changes in the direct response industry;
•	changes in the fulfillment and call center services industries;
•	changes in the timing and level of client-specific marketing programs, including the timing and nature of promotions;
•	changes in our existing client base;
•	pricing pressure or concessions;
•	increased competition; and
•	changes in customer purchasing patterns for products we fulfill.

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

As of December 31, 2006, Innotrac officers and directors owned approximately 46.0% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and their affiliates held 34.0%. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,176,725 shares of common stock of the Company, representing approximately 34.0% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least July 27, 2007. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares. Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously. This concern is ameliorated to some degree by the continuing prohibition by the Federal Court on sales of our shares by financial institutions that hold the shares in margin accounts. The Federal Court has extended this prohibition on several occasions, most recently to July 27, 2007, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock. If the Federal Court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

If our goodwill is deemed impaired as part of our annual (or more frequent) impairment test, the impairment charge would result in a decrease in our earnings and net worth.

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

Our revolving line of credit agreement contains financial, change of ownership control and other restrictive covenants. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowed amounts to be immediately due and payable. From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender. We were not in compliance with the fixed charge coverage ratio covenant as of December 31, 2006, and the lender agreed to waive the noncompliance and amend the agreement. Although we have been able to obtain waivers and amendments in the past, there is no guarantee that we will be able to do so for any future covenant breaches. If the lender does not waive a future covenant violation, and accelerates the payment date for any amounts outstanding under the credit facility, we might not be able to pay these amounts. Failure to comply with the covenants, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.

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

If we are not able to continue to manage our infrastructure and significant new clients, our business could be adversely affected.

Our business, results of operations and financial condition could be materially adversely affected if we cannot effectively manage our growth and the addition of significant new clients. Our continued success depends upon our ability to:

•  initiate, develop and maintain existing and new client relationships;
•  respond to competitive developments;
•  maintain pricing and margins;
•  continue to develop our sales infrastructure;
•  attract, train, motivate and retain management and other personnel; and
•  maintain the high quality of our services.

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

In connection with the limited amount of outbound telemarketing services that we provide, we must comply with federal and state regulations. These include the Federal Communications Commission’s rules under the Telephone Consumer Protection Act of 1991 and the Federal Trade Commission’s regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. When we conduct outbound telemarketing services, these rules and regulations would apply to that portion of our business.

Furthermore, there may be additional federal and state legislation or changes in regulatory implementation. These changes could include interpretations under the Telecommunications Act of 1996 restricting the ability of telecommunications companies to use consumer proprietary network information (CPNI) or imposing new requirements on telecommunications companies to better ensure security and privacy of CPNI. New legislation or regulatory implementation in the future may significantly increase compliance costs or limit our activities, our clients’ activities or the activities of companies to which we outsource outbound telemarketing functions. Additionally, we could be responsible for failing to comply with regulations applicable to our clients or companies to which we outsource telemarketing.

If unfavorable federal or state legislation or regulations affecting Caller ID service, CPNI, internet service or other technology related to products we fulfill and provide customer support for are adopted, our business, financial condition and results of operations could be materially adversely affected. See “Business — Government Regulation” in Item 1 for further information about government regulation of our business.

If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, our profitability may decrease.

If we are unable to integrate previous or potential business acquisitions successfully, we may incur substantial costs and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Innotrac’s existing business and may damage Innotrac’s relationship with its key customers and suppliers. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have little or no expertise, or with a corporate culture different from Innotrac’s.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Currently, the Company leases all of its facilities. Our headquarters and fulfillment facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet are used as fulfillment space. This site also includes approximately 3.5 acres that will be available for Innotrac’s expansion, if required. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years with two five-year renewal options. The lease provides for an option to purchase the facility at the end of the first 10 years of the term. We have not yet determined whether we will exercise either the renewal or the purchase option.

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. In June 2004, we exercised the first renewal option to extend the lease for five years. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 370 workstations of which we utilized 220 at December 31, 2006. It currently operates from 5:00 am MT to 11:00 pm MT seven days per week. The remaining 42,000 square feet are used for fulfillment services.

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

We operate a facility in Reno, Nevada that consists of over 275,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations. We lease this facility through two lease agreements, which were initiated in October 2002 and October 2000. These agreements have lease terms of five years and seven years, respectively. Currently, the call center is configured with approximately 120 workstations, of which 28 were being utilized at December 31, 2006. The call center operates from 6:00 am PT to 6:00 pm PT Monday through Friday and 6:00 am PT to 2:30 PT on Saturdays.

We operate a 354,000 square foot facility in Bolingbrook, Illinois. The lease for this facility was initiated in July 2001, and we renewed for an additional five years, at a lower monthly rental rate, commencing January 1, 2003. This lease contains one additional five-year renewal option. This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space.

In April 2002, we entered into a lease for a facility in Hebron, Kentucky for an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space. In September 2006 we amended the lease agreement to extend the term for three years. This facility is fully occupied by inventory for our client, Smith & Hawken.

In September 2002, we entered into a lease for a facility in Romeoville, Illinois for an initial term of five years and two months with two five-year renewal options. In June 2005 we exercised an option to lease an additional 51,254 square feet for a total of approximately 255,561 square feet of fulfillment and warehouse space.

In August 2004, we entered into a three year lease for a new facility in New Castle, Delaware. In May 2005 we amended the lease to expand the leased premises to 118,722 square feet of fulfillment and warehouse space. In August 2006 we amended the lease to reduce the space to 50,000 square feet. This facility is currently being utilized by two of our direct marketing clients.

In December 2005, we entered into a five year lease for a new facility in Hebron, Kentucky. This facility provides approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations, which began in the second quarter of 2006.

With the acquisition of the fulfillment and reverse logistics of ClientLogic, we operate a 393,969 square foot facility in Columbus, Ohio. The sublease for this facility was initiated at the date of the acquisition in October 2006 and expires on September 30, 2007. We anticipate renewing the lease for an additional three year term.

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

On June 16, 2005, a former employee and officer of the Company filed a complaint in Nevada state court raising various claims arising out of plaintiff’s grant of stock options in connection with the Company’s acquisition of a company of which plaintiff was an owner.  The matter was removed to United States District Court, District of Nevada.  The District Court has dismissed several of the claims and granted in part and denied in part the Company’s motion for summary judgment.  Plaintiff’s claims of breach of contract, violation of securities law and breach of implied covenant of good faith and fair dealing remain.  The claim of breach of implied covenant of good faith and fair dealing allows for the recovery of punitive damages.  We believe that we have adequate defenses to these claims. Nevertheless, we do not believe that an adverse result in this litigation would have a material adverse effect on our financial position or results of operations.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “INOC”. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the Nasdaq Global Market.

	High	Low
2006
First Quarter	$5.72	$3.01
Second Quarter	$3.92	$1.79
Third Quarter	$5.14	$1.94
Fourth Quarter	$5.64	$2.00
Fiscal Year Ended December 31, 2006	$5.72	$1.79
2005
First Quarter	$9.00	$7.87
Second Quarter	$8.94	$7.33
Third Quarter	$8.84	$6.77
Fourth Quarter	$8.99	$3.57
Fiscal Year Ended December 31, 2005	$9.00	$3.57

The approximate number of holders of record of Common Stock as of February 28, 2007 was 65. The approximate number of beneficial holders of our Common Stock as of that date was 907.

The Company has never declared cash dividends on the Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company’s financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of dividends by the Company is restricted by its revolving credit facility.

Item 12 of Part III contains information concerning the Company’s equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on Innotrac Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Non-Financial index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2001 and its relative performance is tracked through 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innotrac Corporation, The NASDAQ Composite Index
And The NASDAQ Non-Financial Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Innotrac Corporation	100.00	32.46	151.90	123.33	66.09	36.67
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ Non-Financial	100.00	67.93	101.41	110.11	111.20	120.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.              SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The selected historical statements of operations data for each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the selected historical balance sheet data for the periods then ended have been derived from the Company’s audited Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Report.

Results For Year Ended December 31:	2006	2005	2004	2003	2002
(in 000’s, except per share amounts)
Revenues	$82,343	$73,892	$78,322	$74,740	$82,420
Cost of revenues	45,794	37,656	37,925	35,157	46,444
Special (credits) charges	—	—	—	—	(293)
Selling, general and administrative	37,409	34,978	34,579	34,873	36,811
Bad debt expense	54	1,248	221	1,571	521
Special (credits) charges	—	—	—	(30)	404
Depreciation and amortization	3, 919	4,524	5,202	5,622	5,336
Total operating expenses	87,176	78,406	77,927	77,193	89,223

Operating income (loss)	(4,833)	(4,514)	395	(2,453)	(6,803)

Interest expense (income) , net	429	154	285	741	318
Other expense (income)	—	—	—	15	(124)
Total other expense (income)	429	154	285	756	194

Income (loss) before income taxes	(5,262)	(4,668)	110	(3,209)	(6,997)
Income tax (provision) benefit	—	—	—	(8,772)	2,578
Net income (loss)	$(5,262)	$(4,668)	$110	$(11,981)	$(4,419)
Net income (loss) per share-basic	$(0.43)	$(0.38)	$0.01	$(1.04)	$(0.38)
Net income (loss) per share-diluted	$(0.43)	$(0.38)	$0.01	$(1.04)	$(0.38)

Common Stock Information:
Average number of common shares
outstanding-basic	12,281	12,196	11,865	11,542	11,516
Book value per common share(1)	$3.42	$3.84	$4.23	$4.25	$5.13

Year-End Financial Position:
Current assets	$26,770	$20,872	$24,430	$29,721	$41,619
Current liabilities	27,930	9,743	11,716	20,117	20,143
Property and equipment, net	17,836	10,754	12,499	14,750	18,915
Total assets	71,540	57,972	63,373	70,962	95,499
Long-term obligations	1,576	1,038	1,098	1,083	15,497
Total liabilities	29,506	10,781	12,814	21,200	35,640
Total shareholders’ equity	$42,034	$47,191	$50,559	$49,762	$59,859

(1)	Book value per common share is calculated by dividing total shareholders’ equity at year end by the number of common shares outstanding at year end.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in Item 1A - Risk Factors of this Annual Report on Form 10-K.

Overview

Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates ten fulfillment centers and two call centers in seven cities spanning all time zones across the continental United States.

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical. Today, the Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years.

Key Economic Factors

2006 was driven by the commencement of services to new clients, including clients from the acquisition of the fulfillment and reverse logistics business of ClientLogic, and Target.com, a division of Target Corporation.

The Company recorded net losses of $5.2 million during the year ended December 31, 2006. Contributing to the net losses were higher than anticipated start-up costs associated with the implementation of new clients and transition and start-up costs associated with the ClientLogic acquisition. In addition, variable labor costs exceeded expectation as more labor was required to handle the larger than expected volumes. The financial results of the fourth quarter in particular were adversely impacted by the ramping up and implementation costs associated with these new clients, as the fourth quarter net loss was $2.7 million. The Company chose to forego short term profits in order to timely fulfill the increased volume of orders and maintain client satisfaction, and as a result experienced increased revenue but at a higher variable cost. Without the new clients, 2006 revenues would have decreased by approximately $5.1 million as compared to 2005, but the net loss would have been approximately $3.3 million less than was actually incurred.

As a result of higher than anticipated losses, the Company was not in compliance with the fixed charge coverage ratio in our revolving credit agreement at December 31, 2006. However on April 16, 2007, the Company and Wachovia Bank entered into a Second Waiver and Amendment Agreement (the “Second Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, which included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment and failure to deliver certain financial information as required by the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Second Waiver Agreement. See “Liquidity and Capital Resources” below.

On October 31, 2006, the Company acquired the fulfillment and reverse logistics business of ClientLogic, located in Columbus, Ohio, for $3.2 million which includes estimated payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, totaling $1.4 million. The acquisition will be funded from the Company’s revolving credit facility, reducing the availability under the credit facility. The acquisition added several large clients consistent with our existing business lines and complementary to our core competencies. The majority of the clients acquired have long standing relationships with the operation in the Columbus facility and we anticipate that the relationships will continue.

In the fourth quarter, the clients acquired from the ClientLogic business contributed approximately $4.4 million in revenue. On a pro forma basis, the clients would have contributed $25.9 million in revenue for the year ended December 31, 2006. The information on which we have based this pro forma information was provided by the seller but not independently verified by Innotrac. The purchased business was not accounted for on a stand-alone basis by ClientLogic, as ClientLogic operated the purchased business as a group of departments within its overall operations. The information provided by the seller was a carve-out of its financial information and has not been audited.

Business Mix
Business Line/Vertical	2006	2005
Retail/Catalog	38.2%	32.2%
Modems	21.9	21.2
Direct Marketing	21.8	23.2
B2B	11.2	11.2
Telecommunications products	6.9	12.2
	100.0%	100.0%

Retail, Catalog and Direct Marketing. The Company provides a variety of services for a significant number of retail, catalog and direct marketing clients which include such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc., and Thane International. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes. The percentage of our revenues attributable to our retail, catalog and direct marketing clients increased during 2006 as compared to 2005 primarily due to increased volumes from these clients and the shift in our business mix as volumes decreased for our telecommunications clients and several new retail, catalog and direct marketing clients were added, including Target.com. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during 2007 due to a full year of fulfillment services for Target.com, which started late in the second quarter of 2006, and the additional revenue from the ClientLogic acquisition in October 2006.

We anticipate that the percentage of our revenues attributable to our direct marketing clients will increase during 2007 due to the addition of several new clients, including those relating to the ClientLogic acquisition, and additional revenues from existing clients due to increased volumes. Revenues attributable to our direct marketing clients increased in the first half of 2005 due to a highly successful new product introduced by one of our newer direct marketing clients, but weakened considerably in the second half as that product matured and the client’s advertising for that product was reduced.

On October 21, 2004, Tactica International, Inc. (“Tactica”), one of the Company’s former direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (“Stipulation”) entered into between Tactica and Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. Tactica defaulted on the Stipulation and in March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. On June 23, 2005, the bankruptcy court approved the agreement among Innotrac, Tactica and the Creditor’s Committee on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica.

Based on the Stipulation and an appraisal performed by a third party independent appraiser, the reserve associated with the Tactica receivable was decreased from $2.1 million at June 30, 2004 to $1.5 million at September 30, 2004. The reserve was further reduced to $1.2 million at December 31, 2004 based on the verbal agreement reached with Tactica regarding the liquidation of its inventory. Based on the approved agreement and management’s estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was further reduced from $1.2 million to $775,000 at March 31, 2005. In the fourth quarter 2005, the reserve associated with the Tactica receivable was increased to $2.5 million. The additional reserve was based on management’s estimate of the net realizable value of the inventory, which was considerably reduced in the fourth quarter as a result of buyers not materializing as initially indicated by the third party independent appraiser and a continuing reduction in value of the merchandise. The liquidation was completed and the receivable written off against the reserve during the second quarter of 2006.

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. Inventory for our telecommunications and DSL clients is held on a consignment basis, with the exception of certain BellSouth/AT&T inventory, for which we are contractually indemnified, and includes items such as telephones, Caller ID equipment and DSL modems and ancillary equipment. Due to a decline in our telecommunications business as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business and an increase in revenues generated from our Retail, Catalog and Direct Marketing clients, we anticipate that the percentage of our revenues attributable to telecommunications and DSL clients will decline during 2007, despite increased volumes from our DSL modem business, which is still in a strong growth mode.

Business-to-Business. The Company provides a variety of services for business-to-business (“B2B”) clients including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is a small, but constant area of our business.

Results of Operations

The following table sets forth summary operating data, expressed as a percentage of revenues, for the years ended December 31, 2006, 2005 and 2004. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	2006	2005	2004
Revenues, net	100.0%	100.0%	100.0%
Cost of revenues	55.6	51.0	48.4
Selling, general and administrative	45.4	47.3	44.1
Bad debt expense	0.1	1.7	0.3
Depreciation and amortization	4.8	6.1	6.7
Operating (loss) income	(5.9)	(6.1)	0.5
Other expense (income)	0.5	0.2	0.4
(Loss) income before taxes	(6.4)	(6.3)	0.1
Income tax (provision) benefit	—	—	—
Net (loss) income	(6.4)%	(6.3)%	0.1%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. The Company’s net revenues increased 11.4% to $82.3 million for the year ended December 31, 2006 from $73.9 million for the year ended December 31, 2005. The increase in revenues is primarily attributable to a $7.6 million increase in our retail and catalog vertical resulting from the addition of several new clients, including Target.com, a $2.4 million increase in revenues from our DSL clients due to increased volumes and a $970,000 increase in revenues from our B2B vertical due to increased volumes and the addition of a client resulting from the ClientLogic acquisition. In addition, there was a $657,000 net increase in revenues from our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition, which was partially offset by reduced volumes from existing clients. These increases were offset by a $3.4 million reduction in revenue from our telecommunications vertical as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business.

Cost of Revenues. The Company’s cost of revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and freight and packaging material costs, increased 21.6% to $45.8 million for the year ended December 31, 2006 compared to $37.7 million for the year ended December 31, 2005. Cost of revenues increased primarily due to an increase in labor costs related to the increase in revenue. Contributing to the increase in labor costs were higher than expected variable labor costs utilized to handle the larger volumes and the ramp up of the Target.com facility. In addition, the Company incurred higher than usual costs associated with the transition of the ClientLogic clients. Cost of revenues increased as a percentage of revenue to 55.6% in 2006 as compared to 51.0% in 2005 primarily due to a change in the business mix to clients with lower margin revenue, the addition of several new clients whose margins have not yet reached the level of a mature client and the utilization of temporary labor. The Company does not anticipate these additional expenses relating to the implementation, ramp up and transition of new clients to be recurring.

Selling, General and Administrative Expenses. S,G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, increased 7.0% to $37.4 million or 45.4% of revenues for the year ended December 31, 2006 compared to $35.0 million or 47.3% of revenues for the year ended December 31, 2005. The increase in expenses in 2006 as compared to 2005 was primarily attributable to an increase in facility, equipment and management expense of approximately $3.3 million due to the additional space taken during the second half of 2005 in our existing facilities and the addition of a new facility in the second quarter of 2006 for Target.com. This increase was offset by a reduction in other professional services of approximately $255,000 for work performed for internal control documentation in 2005 that was not performed in 2006 and a $692,000 reduction in information technology costs, account services related costs, travel and meals and entertainment due to cost savings efforts. The decrease in S,G&A expense as a percentage of revenues was primarily due to the overall increase in revenues.

Bad Debt Expense. Bad debt expense decreased to $54,000 or 0.1% of revenues for the year ended December 31, 2006 compared to $1.2 million or 1.7% of revenues for the year ended December 31, 2005. The decrease in bad debt expense in 2006 as compared to 2005 was primarily attributable to a $1.3 million increase in the provision for bad debts for Tactica in 2005 compared to no provision adjustment for Tactica in 2006.

Income Taxes. The Company’s effective tax rate for the years ended 2006 and 2005 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with taxable losses and earnings for the years ended December 31, 2006 and 2005 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the years ended December 31, 2006 and 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. The Company’s net revenues decreased 5.7% to $73.9 million for the year ended December 31, 2005 from $78.3 million for the year ended December 31, 2004. The decrease in revenues is primarily attributable to a $5.6 million reduction in revenue from our telecommunications vertical as a result of reduced volumes and the conclusion of two programs for a major client offset by a net increase of approximately $996,000 in revenues from our direct marketing and retail/catalog verticals as a result of the addition of several new clients and increased volumes, reduced by the termination of services for Tactica International, Inc. and Martha Stewart Living Omnimedia.

Cost of Revenues. The Company’s cost of revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and freight and packaging material costs, decreased 0.7% to $37.7 million for the year ended December 31, 2005 compared to $37.9 million for the year ended December 31, 2004. Cost of revenues decreased primarily due to a decrease in labor costs related to the decrease in revenue. Cost of revenues increased as a percentage of revenue in 2005 as compared to 2004 primarily due to a change in the business mix to clients with lower margin revenue and the addition of several new clients whose margins have not yet reached the level of a mature client.

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

Income Taxes. The Company’s effective tax rate for the years ended 2005 and 2004 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with taxable losses and earnings for the years ended December 31, 2005 and 2004 were offset by a corresponding increase or reduction of this valuation allowance resulting in an effective tax rate of 0% for the years ended December 31, 2005 and 2004.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility with a bank. The Company had cash and cash equivalents of approximately $1.0 million at December 31, 2006 as compared to $2.1 million at December 31, 2005. Additionally, the Company increased its borrowings under its revolving credit facility (discussed below) to $8.6 million at December 31, 2006, as compared to no borrowings outstanding at December 31, 2005. The primary use of borrowings under the credit facility was to fund capital expenditures, which included spending associated with the new facility for Target.com. While the Company used $305,000 in cash flow from operations during the year ended December 31, 2006, the Company generated positive cash flow from operations for 2005 and anticipates positive cash flows from operations in 2007.

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $18.5 million at December 31, 2006. The maximum borrowing amount of this facility was reduced from $40.0 million to $25.0 million in the third quarter of 2004 because the Company did not anticipate a need for the larger amount. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains a restrictive fixed charge coverage ratio, change in ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

On November 14, 2006, the Company and the bank entered into a Waiver and Amendment Agreement (the “First Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company complies with the terms of the credit agreement, as amended by the Waiver Agreement, and the additional conditions of the Waiver Agreement.

As amended by the First Waiver Agreement, the fixed charge coverage ratio covenant required the Company to maintain a minimum fixed charge coverage ratio of between 0.65 and 1.10 to 1.00, depending on the particular fiscal month, for each month through May 2007, and a ratio of 1.15 to 1.00 for each month thereafter. The Company was not in compliance at December 31, 2006 with a fixed charge coverage ratio of 0.46 to 1.00. The Company also failed to timely comply with certain financial information delivery requirements in the credit agreement.

On April 16, 2007, the Company and the bank entered into a Second Waiver and Amendment Agreement (the “Second Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Second Waiver Agreement. The defaults included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment and failure to deliver certain financial information as required by the credit agreement. As amended by the Second Waiver Agreement, the fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio of between 1.00 and 1.05 to 1.00, depending on the particular fiscal month, for each month beginning December 2007 through May 2008, and a ratio of 1.15 to 1.00 for each month thereafter. In connection with the Second Waiver Agreement, Scott Dorfman, the Company’s Chairman, President and CEO agreed to grant the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement. The bank has agreed to release that security interest, so long as no default exists and the fixed charge coverage ratio for the most recent period shall be equal to or greater than 1.05 to 1.00, upon the earlier to occur of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full. The Second Waiver Agreement also amends certain other sections of the credit agreement, including requiring payment of an early termination fee equal to (i) 1.00% of the revolver commitment in the event of termination of the revolver commitment on or before November 14, 2007, and (ii) 0.25% of the revolver commitment in the event of termination of the revolver commitment after November 14, 2007, but before November 14, 2008; revising the borrowing base calculation to take into account the additional collateral pledged by Mr. Dorfman, allowing loan proceeds to be used to make deferred payments required in connection with the ClientLogic acquisition, granting the bank increased inspection and field examination rights for certain periods, requiring certain financial information reporting on a weekly basis, increasing the amount of purchase money debt allowed and revising the calculation of the fixed charge coverage ratio. A copy of the Second Waiver Agreement is attached to this Form 10-K as Exhibit 10.4(y), and this discussion is qualified by the terms of such agreement.

Based on current projections, the Company believes that it will be able to comply with the terms and conditions of the credit agreement, as amended.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge coverage ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the years ended December 31, 2006, 2005 and 2004 the Company incurred interest expense related to the line of credit of approximately $368,000, $87,000 and $111,000, respectively, resulting in a weighted average interest rate of 7.10%, 5.01% and 3.48%, respectively. At December 31, 2006, the Company had $7.2 million of additional availability under the revolving credit agreement before giving effect to the Second Waiver Agreement, but without giving effect to the defaults then in existence.

During the year ended December 31, 2006, the Company used $305,000 in cash flow from operating activities compared to generating $5.1 million in cash flow from operating activities in the same period in 2005. The decrease in cash provided from operating activities was primarily the result of a $10.2 million net increase in accounts receivable in 2006 resulting from the additional fourth quarter revenue from the new and acquired clients compared to a $5.7 million net decrease in accounts receivable in 2005, offset by a $2.9 decrease in inventory in 2006 compared to a $2.1 increase in 2005 and a $5.5 million increase in accounts payable in 2006 compared to a $684,000 increase in 2005. In addition, there was a $2.5 million increase in accrued expenses and other in 2006 compared to a $405,000 increase in 2005.

During the year ended December 31, 2006, net cash used in investing activities was $9.3 million as compared to $2.6 million in 2005. The increase in capital expenditures is primarily attributable to purchases associated with the opening of a new fulfillment center in Hebron, Kentucky for Target.com and the acquisition of the fulfillment and reverse logistics business of ClientLogic. These expenditures were funded through existing cash on hand, cash flow from operations and borrowings under the Company’s credit facility.

During the year ended December 31, 2006, the net cash provided by financing activities was $8.6 million compared to net cash used in financing activities of $1.8 million in the same period in 2005. The primary difference between years is attributable to a reduction in outstanding borrowings of $3.1 million in 2005 compared to borrowings of $8.6 million in 2006, which was used primarily to fund the capital expenditures during 2006. Additionally, during 2005, the Company generated cash of $1.3 million through the exercise of previously granted employee stock options.

Capital expenditures were $8.3 million and $2.6 million for the years ended December 31, 2006 and 2005, respectively. The increase in spending for 2006 over 2005 was primarily related to the new facility opened for Target.com. We anticipate capital expenditures of approximately $2.0 million in 2007, excluding investments made for additional expansion of the Target.com facility. This estimate is subject to various contingencies, including the possible need to incur additional capital expenditures related to new clients or significant new initiatives by existing clients.

The Company estimates that its cash and financing needs through 2007 will be met by cash flows from operations and its credit facility. Included in the cash needs for 2007 is the $800,000 second installment payment for the ClientLogic acquisition. The Company has generated positive cash flows from operations in 2005 and 2004 and anticipates doing so again in 2007. Nevertheless, there are many factors beyond the control of the Company, including general economic and market conditions that could have a material adverse impact on the Company’s ability to meet its liquidity needs. The Company may also need to raise additional funds in order to take advantage of unanticipated opportunities or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

The Company’s primary long-term contractual commitments consist of operating leases. As of December 31, 2006, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, as of December 31, 2006 the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments. Additionally, the Company does not trade in commodity contracts.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Note 5 to the Consolidated Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$30,440	$11,671	$14,133	$4,636	$—
ClientLogic acquisition additional payments	$2,223	$1,763	$460	$—	$—

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 2 to our Consolidated Financial Statements. The policies that we believe are critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below:

Reserve for Uncollectible Accounts. The Company makes estimates each reporting period associated with its reserve for uncollectible accounts. These estimates are based on the aging of the receivables and known specific facts and circumstances.

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of December 31, 2006 and 2005 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including the earnout payment made to the former UDS shareholders in February 2002) and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company contracted with an independent third party valuation firm to perform a valuation in the first quarter of 2007. The third party valuation supported that the fair value of the reporting unit at January 1, 2007 exceeds the carrying amount of the net assets, including goodwill, and thus no impairment currently exists. Management has reviewed and concurs with the major assumptions used in the third party’s valuation at January 1, 2007. The Company will perform this impairment test annually as of January 1 or sooner if circumstances dictate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of December 31, 2006 is $18.3 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a tax net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $14.0 million and $12.2 million has been recorded as of December 31, 2006 and 2005, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2006, the deferred income tax benefit of $1.8 million was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised Statement clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Under the provisions of SFAS No. 123(R), the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) had no material impact on the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has evaluated the impact of adopting FIN 48 on the Consolidated Financial Statements and believes the impact will be immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted the provisions of SAB 108 effective December 31, 2006, as required. The adoption of such provisions did not impact the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Consolidated Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Innotrac Corporation

We have audited the accompanying consolidated balance sheets of Innotrac Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the Index at Item 15 as Schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
April 16, 2007

INNOTRAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in 000’s)

	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$1,014	$2,068
Accounts receivable, net of allowance of $257 (2006) and $2,791 (2005)	22,939	12,745
Inventories, net	1,729	4,676
Prepaid expenses and other	1,088	1,383
Total current assets	26,770	20,872

Property and equipment:
Rental equipment	344	427
Computers, machinery and equipment	39,769	30,514
Furniture, fixtures and leasehold improvements	6,812	5,133
	46,925	36,074
Less accumulated depreciation and amortization	(29,089)	(25,320)
	17,836	10,754

Goodwill	25,169	25,169
Other assets, net	1,765	1,177
Total assets	$71,540	$57,972

	December 31,
Liabilities and Shareholders’ Equity	2006	2005

Current liabilities:
Accounts payable	$14,363	$6,707
Line of credit	8,586	—
Accrued salaries	1,451	871
Accrued expenses and other	3,530	2,165
Total current liabilities	27,930	9,743

Noncurrent liabilities:
Deferred compensation	1,019	885
Other noncurrent liabilities	557	153
Total noncurrent liabilities	1,576	1,038

Commitments and contingencies (see Note 5)	—	—

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized,
$0.10 par value, no shares outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,280,610 shares issued and outstanding	1,228	1,228
Additional paid-in capital	66,016	65,911
Accumulated deficit	(25,210)	(19,948)
Total shareholders’ equity	42,034	47,191
Total liabilities and shareholders’ equity	$71,540	$57,972

 The accompanying notes are an integral part of these consolidated balance sheets.

INNOTRAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues, net	$82,343	$73,892	$78,322

Cost of revenues	45,794	37,656	37,925
Selling, general and administrative	37,409	34,978	34,579
Bad debt expense	54	1,248	221
Depreciation and amortization	3,919	4,524	5,202
Total operating expenses	87,176	78,406	77,927
Operating (loss) income	(4,833)	(4,514)	395
Other expense:
Interest expense	429	154	285
Total other expense	429	154	285

(Loss) income before income taxes	(5,262)	(4,668)	110
Income tax (provision) benefit	—	—	—
Net (loss) income	$(5,262)	$(4,668)	$110

(Loss) earnings per share:
Basic	$(0.43)	$(0.38)	$0.01
Diluted	$(0.43)	$(0.38)	$0.01

Weighted average shares outstanding:
Basic	12,281	12,196	11,865
Diluted	12,281	12,196	12,522

The accompanying notes are an integral part of these consolidated statements.

INNOTRAC CORPORATION
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(in 000’s)

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2003	11,715	$1,171	$63,791	$(15,200)	$—	$49,762
Issuance of common stock from option exercises	258	26	1,133	—	—	1,159
Restricted stock grant, net	—	—	(186)	—	—	(186)
Shares retired	(24)	(2)	(94)	(190)	—	(286)
Net income	—	—	—	110	—	110
Balance at December 31, 2004	11,949	$1,195	$64,644	$(15,280)	$—	$50,559
Issuance of common stock from option exercises	332	33	1,267	—	—	1,300
Net loss	—	—	—	(4,668)	—	(4,668)
Balance at December 31, 2005	12,281	$1,228	$65,911	$(19,948)	$—	$47,191
Stock option grants	—	—	105	—	—	105
Net loss	—	—	—	(5,262)	—	(5,262)
Balance at December 31, 2006	12,281	$1,228	$66,016	$(25,210)	$—	$42,034

 The accompanying notes are an integral part of these consolidated statements.

INNOTRAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net (loss) income	$(5,262)	$(4,668)	$110
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	3,919	4,524	5,202
Provision for bad debts	54	1,247	(72)
Loss on disposal of fixed assets	8	40	106
Deferred income taxes	—	—	—
Amortization of deferred compensation	—	—	84
Stock compensation expense	105	—	—
Changes in working capital, net of effect of businesses acquired:
(Increase) decrease in accounts receivable, gross	(10,248)	4,412	(2,651)
Decrease (increase) in inventories	2,947	(2,014)	8,234
Decrease (increase) in prepaid expenses and other assets	206	499	(1,304)
Increase in accounts payable	5,483	684	285
Increase (decrease) in accrued expenses, accrued salaries and other	2,483	405	(93)
Net cash (used in) provided by operating activities	(305)	5,129	9,901

Cash flows from investing activities:
Capital expenditures	(8,260)	(2,615)	(2,762)
Acquisition of businesses, net of cash acquired	(1,055)	—	—
Net cash used in investing activities	(9,315)	(2,615)	(2,762)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	8,586	(3,063)	(8,740)
Repayment of capital lease and other obligations	—	(58)	(82)
Exercise of employee stock options	—	1,300	1,133
Stock reacquired to settle employee stock bonus withholding tax obligation	—	—	(286)
Loan fees paid	(20)	(2)	(15)
Net cash provided by (used in) financing activities	8,566	(1,823)	(7,990)
Net (decrease) increase in cash and cash equivalents	(1,054)	691	(851)

Cash and cash equivalents, beginning of period	2,068	1,377	2,228

Cash and cash equivalents, end of period	$1,014	$2,068	$1,377

Supplemental cash flow disclosures:
Cash paid for interest	$365	$161	$321
Accrued purchase price associated with additional payments to seller	$2,223	$—	$—

The accompanying notes are an integral part of these consolidated statements.

1.              ORGANIZATION

Innotrac Corporation (“Innotrac” or the “Company”), a Georgia corporation, provides order processing, order fulfillment and call center services. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns handling from its leased facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook and Romeoville, Illinois, Hebron, Kentucky, New Castle, Delaware and Columbus, Ohio.

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

Concentration of Revenues. Revenues earned under the Company’s contracts with its telecommunication clients to provide fulfillment of telecommunications equipment and related order processing and call center support services, including DSL modems, accounted for approximately 29%, 33% and 38% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues generated from the fulfillment of DSL and cable modem equipment accounted for 22%, 21%, and 20% in the aforementioned totals.

The following table sets forth the percentage of total revenues derived from each of the Company’s largest clients for the years ended December 31, 2006, 2005 and 2004. Except for the major clients noted in the following table, no other single customer provided more than 10% of consolidated revenues during these years.

	2006	2005	2004

BellSouth/AT&T - DSL equipment	14.2%	14.7%	12.5%
- Telecom equipment	4.7	8.8	14.5

Smith & Hawken	11.1	12.3	12.9

Thane	6.5	11.3	7.0

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying value of the Company’s revolving credit facility approximates fair value given that interest rates under the facility are based on prevailing market rates. The book value of the Company’s accounts receivable and accounts payable approximate fair value.

Inventories. Inventories, consisting primarily of telephones and Caller ID equipment are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Substantially all inventory at December 31, 2006 and 2005 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment. Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Rental equipment	3 years
Computers and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 were $3.9 million, $4.3 million and $4.9 million, respectively. Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of acquired enterprises in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. The Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment as of January 1, 2007 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac’s goodwill carrying amount as of December 31, 2006 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000, including the earnout payment made to the former UDS shareholders in February 2002 and the acquisition of iFulfillment, Inc. in July 2001.

The Company has intangible assets that were subject to amortization under the provisions of SFAS No. 142. The intangible assets consist of acquired customer contracts, which are included in other assets in the Company’s Consolidated Balance Sheets and which are amortized over a period of 1 to 5 years on a straight-line basis. At December 31, 2006 and 2005, the Company had intangible assets, consisting primarily of customer contracts, of $485,000 and $0, net of accumulated amortization of approximately $17,000 and $1.3 million, respectively. Amortization expense of these intangible assets amounted to approximately $17,000, $185,000 and $202,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been recorded against deferred tax assets at December 31, 2006 (see Note 6).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Innotrac’s call center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in Emerging Issue Task Force (“EITF”) Issue No. 99-19, revenues have been recorded net of the cost of the equipment for all fee-for-service clients. As required by the consensus reached in EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of Pocket Expenses Incurred,” the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue.

Cost of Revenues. The primary components of cost of revenues include labor costs for the fulfillment and call centers, telephone minute fees, and freight and packaging material costs. Costs related to facilities, equipment, account services and information technology are included in selling, general and administrative expense along with other operating costs. As a result of the Company’s policy to include facility, account services and information technology costs in selling, general and administrative expense, our gross margins may not be comparable to other fulfillment companies.

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $105,000 in compensation expense for the year ended December 31, 2006. As of December 31, 2006, approximately $88,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 36 months.

For the years ended December 31, 2005 and 2004, if compensation cost for stock options had been determined under a fair value based method, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company’s net loss and net loss per share would have been the following pro forma amounts (in 000’s, except per share data):

	Year ended December 31,
	2005	2004

Net (loss) income as reported	$(4,668)	$110

Pro forma net loss	$(8,025)	$(677)

Basic net (loss) income per share as reported	$(0.38)	$0.01

Diluted net (loss) income per share as reported	$(0.38)	$0.01

Pro forma net loss per share	$(0.66)	$(0.06)

Under the fair value based method, compensation cost, net of tax would have been $3.4 million and $787,000 for the years ended December 31, 2005 and 2004, respectively.

The Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2005	2004

Risk-free interest rate	4.47%	4.23%
Expected dividend yield	0%	0%
Expected lives	2.1 Years	2.3 Years
Expected volatility	72.4%	75.1%

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the above weighted average assumptions. The weighted average fair value of options granted was as follows:

	2005	2004

Per share option value	$1.96	$4.78
Aggregate total	$849,200	$1,017,803

On December 31, 2005, in anticipation of the adoption of SFAS No. 123(R) on January 1, 2006, the Board of Directors amended the terms of certain outstanding options to purchase the Company’s common stock that the Company previously had granted. The amendments included accelerating the vesting date of 172,250 outstanding options to a vesting date of December 31, 2005 and re-pricing 834,450 out-of-the-money outstanding options to an exercise price of $4.56, the market value of the company’s common stock on December 31, 2005, to better incentivize the holders of those options. Since the amended exercise price for the options was equal to the market value of the underlying common stock on the date of amendment, no compensation cost was recognized as a result of these amendments.

During the years ended December 31, 2006, 2005 and 2004, options representing 0, 433,000 and 213,000 shares were granted, respectively. During the years ended December 31, 2006, 2005 and 2004, options representing 0, 328,000 and 186,000 shares were exercised, respectively.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock equivalent shares.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised statement clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Under the provisions of SFAS No. 123(R), the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) had no material impact on the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has evaluated the impact of adopting FIN 48 on the Consolidated Financial Statements and believes the impact will be immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted the provisions of SAB 108 effective December 31, 2006, as required. The adoption of such provisions did not impact the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its financial statements.

3.              ACCOUNTS RECEIVABLE

Accounts receivable were composed of the following at December 31, 2006 and 2005 (in 000’s):

	2006	2005

Billed receivables	$22,108	$15,201
Unbilled receivables	1,088	335
	23,196	15,537
Less: Allowance for doubtful accounts	(257)	(2,791)
	$22,939	$12,745

4.              FINANCING OBLIGATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $18.5 million at December 31, 2006. The maximum borrowing amount of this facility was reduced from $40.0 million to $25.0 million in the third quarter of 2004 because the Company did not anticipate a need for the larger amount. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains a restrictive fixed charge coverage ratio, change in ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

On November 14, 2006, the Company and the bank entered into a Waiver and Amendment Agreement (the “First Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended by the Waiver Agreement, and the additional conditions of the Waiver Agreement.

As amended by the First Waiver Agreement, the fixed charge coverage ratio covenant required the Company to maintain a minimum fixed charge coverage ratio of between 0.65 and 1.10 to 1.00, depending on the particular fiscal month, for each month through May 2007, and a ratio of 1.15 to 1.00 for each month thereafter. The Company was not in compliance at December 31, 2006 with a fixed charge coverage ratio of 0.46 to 1.00. The Company also failed to timely comply with certain financial projection delivery requirements in the credit agreement regarding the 2007 fiscal year.

On April 16, 2007, the Company and the bank entered into a Second Waiver and Amendment Agreement (the “Second Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Second Waiver Agreement. The defaults included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment and failure to deliver certain financial information as required by the Credit Agreement. As amended by the Second Waiver Agreement, the fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio of between 1.00 and 1.05 to 1.00, depending on the particular fiscal month, for each month beginning December 2007 through May 2008, and a ratio of 1.15 to 1.00 for each month thereafter. In Connection with to the Second Waiver Agreement, Scott Dorfman, the Company’s Chairman, President and CEO agreed to grant the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement. The bank has agreed to release that security interest, so long as no default exists and the fixed charge coverage ratio for the most recent period shall be equal or greater than 1.05 to 1.00, upon the earlier to occur of (x) April 30, 2008 (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full. The Second Waiver Agreement also amends certain other sections of the credit agreement, including requiring payment of an early termination fee equal to (i) 1.00% of the revolver commitment in the event of termination of the revolver commitment on or before November 14, 2007, and (ii) 0.25% of the revolver commitment in the event of termination of the revolver commitment after November 14, 2007, but before November 14, 2008; revising the borrowing base calculation to take into account the additional collateral pledged by Mr. Dorfman, allowing loan proceeds to be used to make deferred payments required in connection with the ClientLogic acquisition, granting the bank increased inspection and field examination rights for certain periods, requiring certain financial information reporting on a weekly basis, increasing the amount of purchase money debt allowed and revising the calculation of the fixed charge coverage ratio. A copy of the Second Waiver Agreement is attached to this Form 10-K as Exhibit 10.4(y), and this discussion is qualified by the terms of such agreement.

Based on current projections, the Company believes that it will be able to comply with the terms and conditions of the credit agreement, as amended.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. As of December 31, 2006 and 2005, the applicable interest rate was 7.70% and 7.25%, respectively. During the years ended December 31, 2006, 2005 and 2004 the Company incurred interest expense related to the line of credit of approximately $368,000, $87,000 and $111,000, respectively, resulting in a weighted average interest rate of 7.10%, 5.01% and 3.48%, respectively. At December 31, 2006, the Company had $7.2 million of additional availability under the revolving credit agreement before giving effect to the Second Waiver Agreement, but ignoring the defaults then in existence.

5.              COMMITMENTS AND CONTINGENCIES

Operating Leases. Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2006 are as follows (in 000’s):

Operating Leases
2007	$11,671
2008	9,042
2009	5,091
2010	3,675
2011	961
Thereafter	—
Total minimum lease payments	$30,440

Rent expense under all operating leases totaled approximately $10.6 million, $8.7 million and $8.6 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During 2006, 2005 and 2004, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $25,000, $11,000 and $17,000, respectively.

6.              INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2006, 2005 and 2004 are as follows (in 000’s):

	2006	2005	2004

Current	$—	$—	$—
Deferred	—	—	—
	$—	$—	$—

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in 000’s):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$17,802	$14,317
Allowance for doubtful accounts	96	1,019
Reserves	433	215
Other	4	58
Total deferred tax assets	18,335	15,609
Valuation allowance	(14,032)	(12,187)
Net deferred tax assets	4,303	3,422
Deferred tax liabilities:
Goodwill	(2,942)	(2,318)
Depreciation	(1,361)	(1,104)
Net deferred taxes	—	—

Net deferred taxes:
Current deferred tax assets	—	—
Noncurrent deferred tax assets	—	—
	$—	$—

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of December 31, 2006 is approximately $18.3 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a tax net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, creates uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $14.0 million and $12.2 million has been recorded as of December 31, 2006 and 2005, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2006, the deferred income tax benefit of $1.8 million was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Statutory federal income tax (benefit)	$(1,831)	$(1,624)	$37
State income taxes, net of federal effect	(140)	(125)	4
Permanent book-tax differences	55	(179)	69
Valuation allowance for deferred tax assets	1,916	1,928	(110)
Other	—	—	—
Income tax provision (benefit)	$—	$—	$—

7.              EARNINGS PER SHARE

The following table shows the shares used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128 (in 000’s):

	2006	2005	2004
Diluted earnings per share: Weighted average shares outstanding	12,281	12,196	11,865
Employee and director stock options	—	—	657
Weighted average shares assuming dilution	12,281	12,196	12,522

Options and warrants outstanding to purchase shares of the Company’s common stock aggregating 1.6 million, 1.7 million and 87,500 were not included in the computation of diluted EPS for the years ended December 31, 2006, 2005 and 2004, respectively, because their effect was anti-dilutive. This includes a warrant with registration rights issued to Thane International in December 2000 to purchase 150,000 shares of Innotrac common stock at the exercise price of $6.50, which vests 20% annually, which expires December 8, 2010.

On December 31, 2005, in anticipation of the adoption of SFAS No. 123(R) on January 1, 2006, the Board of Directors amended the terms of certain outstanding options to purchase the Company’s common stock that the Company previously had granted. The amendments included accelerating the vesting date of 172,250 outstanding options to a vesting date of December 31, 2005 and re-pricing 834,450 out-of-the-money outstanding options to an exercise price of $4.56, the market value of the company’s common stock on December 31, 2005, to better incentivize the holders of those options. Since the amended exercise price for the options was equal to the market value of the underlying common stock on the date of amendment, no compensation cost was recognized as a result of these amendments.

8.              ACQUISITIONS

On October 31, 2006, the Company acquired the fulfillment and reverse logistics business of ClientLogic, located in Columbus, Ohio, for $3.2 million which includes estimated payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, totaling $1.4 million. The $1.8 million payment is payable in two installments, $1.0 million was paid at closing and the remaining $800,000 was due February 28, 2007. The acquisition will be funded from the Company’s revolving credit facility, reducing the availability under the credit facility. The acquisition added several large clients consistent with our existing business lines and complementary to our core competencies. The majority of the clients acquired have long standing relationships with the operation in the Columbus facility and we anticipate that the relationships will continue.

In calculating the total consideration given for the acquisition, the Company included an estimate of the required additional payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, as these payments are assured beyond a reasonable doubt. The estimated payments were recorded as a liability. The following table summarizes the assets purchased as well as the allocation of the purchase price to intangibles (in 000’s):

Property & Equipment	$2,726
Customer Contracts	502
Purchase Price	$3,228

The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of the business of ClientLogic have been included since the date of the acquisition in the Company’s consolidated results of operations. The Company has accounted for this transaction in accordance with the provisions of SFAS No. 141. The book value of the assets acquired is $2.7 million and the Company allocated $502,000 of the purchase price to customer contracts to be amortized over a period of five years on a straight-line basis.

Had the Company consummated the acquisition as of January 1, 2005 and since that date operated the fulfillment and reverse logistics business of ClientLogic, the Company’s operating results for 2006 and 2005 would have been the following pro forma amounts (in 000’s):

	2006	2005
Revenues, net	$103,835	$89,008
Cost of revenues	62,204	47,968
Selling, general and administrative	41,405	40,844
Depreciation and amortization	4,629	5,376
Operating loss	(4,403)	(5,180)
Interest expense	488	154
Net loss	$(4,891)	$(5,334)

Loss per share	$(0.40)	$(0.44)

The pro forma information presented above is preliminary and unaudited. The information on which we have based this pro forma information was provided by the seller but not independently verified by Innotrac. The purchased business was not accounted for on a stand-alone basis by ClientLogic, as ClientLogic operated the purchased business as a group of departments within its overall operations. The information provided by the seller was a carve-out of its financial information and has not been audited.

9.              SHAREHOLDERS’ EQUITY

In December of 1997, the Company’s Board of Directors approved a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company’s Common Stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.10 per share, at a price of $60.00 (the “Purchase Price”), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an “Acquiring Person”) buys, or announces a tender offer for, 15% or more of the Company’s Common Stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 34.0% of the shares outstanding on December 31, 2006. In the event the Rights become exercisable, each Right will entitle the holder to receive that number of shares of Common Stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 1, 2008, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right.

10.            EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older. Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations. Prior to July 1, 2004, Innotrac’s policy was to provide matching employer contributions equal to 15% of contributions for less than five years of service, 25% of contributions for five to nine years of service, and 35% of contributions for over nine years of service. However, this match was suspended from January 1, 2002 through June 30, 2002, reinstituted from July 1, 2002 through December 31, 2002 and was temporarily suspended thereafter. Effective July 1, 2004 and through December 31, 2004, Innotrac reinstituted a matching employer contribution equal to 5% of contributions for less than five years of service, 10% of contributions for five to nine years of service and 15% of contributions for over nine years of service. These rates were adjusted effective January 1, 2005 to 5% of contributions for less than four years of service and 10% of contributions for over four years of service. Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2006, 2005 and 2004 were approximately $41,000, $42,000 and $16,000, respectively.

The Company has an executive deferred compensation plan for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service. However, this match was suspended for 2006, 2005 and 2004. The Company invests these contributions in employee-directed marketable equity securities which are recorded as trading securities at fair-market value on the accompanying consolidated balance sheet (in other assets) and aggregated $1,019,188 and $884,889 at December 31, 2006 and 2005, respectively. The monies held by the plan are subject to general creditors of the Company in the event of a Company bankruptcy filing.

11.            STOCK BASED COMPENSATION

The Company has adopted two stock option plans: the 1997 and 2000 Stock Option and Incentive Award Plans (“The Plans”). The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company. Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants. The 1997 Stock Option Plan and 2000 Stock Option Plan, as amended, provide for the issuance of options to purchase up to an aggregate of 800,000 shares and 2,800,000 shares of common stock, respectively. At December 31, 2006, there were 1,350,056 shares available to be issued under The Plans.

On December 31, 2005, in anticipation of the adoption of SFAS No. 123(R) on January 1, 2006, the Board of Directors amended the terms of certain outstanding options to purchase the Company’s common stock that the Company previously had granted. The amendments included accelerating the vesting date of 172,250 outstanding options to a vesting date of December 31, 2005 and re-pricing 834,450 out-of-the-money outstanding options to an exercise price of $4.56, the market value of the company’s common stock on December 31, 2005, to better incentivize the holders of those options. Since the amended exercise price for the options was equal to the market value of the underlying common stock on the date of amendment, no compensation cost was recognized as a result of these amendments.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2006 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2006	Weighted Average Exercise Price
$1.77 - $3.54	280	5.0	$3.37	280	$3.37
$3.54 - $5.31	931	6.7	4.53	880	4.52
$5.31 - $7.07	—	—	—	—	—
$7.07 - $8.84	—	—	—	—	—
$8.84 - $10.61	170	0.9	9.10	170	9.10
$10.61 - $12.38	20	1.3	12.00	20	12.00
$12.38 - $14.15	—	—	—	—	—
$14.15 - $15.92	—	—	—	—	—
$15.92 - $17.68	17	2.3	17.02	17	17.02
	1,418	5.5	$5.10	1,367	$5.12

A summary of activity in the Company’s two stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2003	1,642	$5.59
Granted	213	10.45
Exercised	(186)	4.53
Forfeited	(154)	6.63
Outstanding at December 31, 2004	1,515	6.30
Granted	433	5.52
Exercised	(328)	4.54
Forfeited	(90)	7.57
Outstanding at December 31, 2005	1,530	5.27
Granted	—	0.00
Exercised	—	0.00
Forfeited	(112)	7.40
Outstanding at December 31, 2006	1,418	$5.10

Options exercisable at December 31, 2006, 2005 and 2004 were 1,367,000, 1,476,000 and 995,000 respectively, with a weighted average price of $5.12, $5.29 and $6.46, respectively.

12.            RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by our Chairman and Chief Executive Officer, pursuant to an agreement that provides for Innotrac to pay for 86% of all expenses associated with this aircraft. This allocation is determined annually based on actual business usage. The Company paid approximately $200,000 during 2006. For the years ended December 31, 2005 and 2004, the Company paid $187,000 and $205,000, respectively.

The Company paid approximately $24,000, $29,000 and $29,000 during 2006, 2005 and 2004, respectively, in fees to an accounting firm for tax and consulting services. One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $240,000, $239,000 and $527,000 during 2006, 2005 and 2004, respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials. The broker is owned by the brother of the Company’s Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2006 beneficially owned approximately 4.2 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank. The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions. Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board. The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

During 2004, the Company became aware of possible IPOF Group violations of the short-swing profit rules under Section 16(b) of the Securities and Exchange Act of 1934. Upon conclusion of the investigation of this matter, the Company and IPOF Group, on March 3, 2004, entered into a Settlement Agreement regarding the potential Section 16(b) liability issues that provided for the Company’s recovery in 2006 of $301,957. In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante. The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful. The Company has not recorded any estimated receivable from this settlement.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,176,725 shares of common stock of the Company, representing approximately 34.0% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

Pursuant to the Second Waiver Agreement, Scott Dorfman, the Company’s Chairman, President and CEO has granted the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement until the earlier of (x) April 30, 2008 (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full, so long as no default exists and the fixed charge coverage ratio for the most recent period is equal to or greater than 1.05 to 1.00.

13.            QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth (1)

2006 Quarters:
Revenues, net	$17,329	$16,577	$19,091	$29,346
Operating loss	(1,211)	(743)	(368)	(2,511)
Net loss	(1,278)	(834)	(488)	(2,662)
Net loss per share-basic	(0.11)	(0.07)	(0.04)	(0.22)
Net loss per share-diluted	$(0.11)	$(0.07)	$(0.04)	$(0.22)

2005 Quarters:
Revenues, net	$19,239	$18,942	$17,543	$18,168
Operating loss	(221)	(577)	(778)	(2,938)
Net loss	(288)	(619)	(796)	(2,965)
Net loss per share-basic	(0.02)	(0.05)	(0.07)	(0.24)
Net loss per share-diluted	$(0.02)	$(0.05)	$(0.07)	$(0.24)

(1)
Results for the fourth quarter of 2005 include a provision for bad debts for one specific account receivable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further explanation.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2006.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the federal securities laws is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of ensuring that information required to be disclosed in our reports filed or submitted under the federal securities laws is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the federal securities laws is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were ineffective as of December 31, 2006, due to the conditions that led to the identification of the material weakness in internal control over financial reporting discussed below.

Our independent auditors have identified a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the internal control. The identified material weakness consists of an understaffed financial and accounting function, and current personnel that lack certain technical accounting skills necessary to prepare financial statements that properly reflect our current level and scope of activities.

To address the identified material weakness, we are in the process of implementing remediation plans, including recruiting a Chief Financial Officer and additional accounting personnel whom we are attempting to have in place at the earliest possible time.

Changes in Internal Control Over Financial Reporting

There was a material change in our internal control over financial reporting during the quarter ended December 31, 2006 that led to the identification of the material weakness discussed above that could have affected, or is likely to materially affect, our internal control over financial reporting. To address such material weakness identified above, we are in the process of implementing remediation plans, including recruiting a Chief Financial Officer and additional accounting personnel whom we are attempting to have in place at the earliest possible time.

ITEM 9B.   OTHER INFORMATION

2006 Bonus Information

On April 16, 2007, the Compensation Committee approved bonuses with respect to service during 2006 for the following executive officers for the following amounts:

Larry C. Hanger	17,730 shares of common stock of the Company
Robert J. Toner	17,730 shares of common stock of the Company
James R. McMurphy	17,730 shares of common stock of the Company
Christine A. Herren	$15,000

Employment Agreements.

Innotrac has entered into employment agreements with the executive officers listed below. The following summaries are qualified in their entirety by the full text of the employment agreements which are filed as Exhibits 10.23, 10.24, 10.25, and 10.26, to this Annual Report on Form 10-K and incorporated herein by reference.

Scott D. Dorfman. Mr. Dorfman entered into a new agreement to serve as Innotrac’s Chairman of the Board, President and Chief Executive Officer on April 16, 2007. His previous employment agreement expired on December 31, 2005. The initial term of the new agreement expires on December 31, 2009 and shall automatically extend until December 31, 2010 and until each December 31 thereafter, unless either the Company or Mr. Dorfman provides written notice of non-renewal to the other party no later than the September 30th prior to the upcoming December 31st expiration date. Mr. Dorfman is entitled to a salary of no less than $425,000 per year and is eligible for annual increases and a performance-based bonus. He may participate in such benefit plans as Innotrac maintains from time to time for senior executives, and receives customary perquisites.

Mr. Dorfman’s employment agreement may be terminated by either party if he dies or becomes disabled, by Innotrac for “good cause” (as defined in the agreement) or for any reason by either party upon 90 days’ notice. The agreement contains post-termination compensation and benefits provisions customary for employment agreements of this type. Mr. Dorfman is subject to customary confidentiality, noncompete and nonsolicitation covenants during the term of his employment and for an additional periods following his termination.

Larry C. Hanger. Mr. Hanger entered into a new agreement on April 16, 2007 to serve as Innotrac’s Senior Vice President - Client Services. His previous agreement expired on December 31, 2005. The initial term of the new agreement expires on December 31, 2009 and shall automatically extend until December 31, 2010 and until each December 31 thereafter, unless either the Company or Mr. Hanger provides written notice of non-renewal to the other party no later than the September 30th prior to the upcoming December 31st expiration date. Mr. Hanger is entitled to a salary of no less than $200,000 per year and is eligible for annual increases and a performance-based bonus. The other provisions of Mr. Hanger’s employment agreement are similar to those described above with respect to Mr. Dorfman’s employment agreement with the exception that Mr. Hanger is eligible to participate in the Innotrac Corporation Officer Retention Plan, which is filed as Exhibit 10.24 to this Annual Report filed on Form 10-K and is incorporated herein by reference.

Robert Toner. Mr. Toner entered into a new agreement on April 16, 2007 to serve as Innotrac’s Senior Vice President - Logistics. His previous agreement expired on January 1, 2005. The initial term of the new agreement expires on December 31, 2009 and shall automatically extend until December 31, 2010 and until each December 31 thereafter, unless either the Company or Mr. Toner provides written notice of non-renewal to the other party no later than the September 30th prior to the upcoming December 31st expiration date. Mr. Toner is entitled to a salary of no less than $200,000 per year and is eligible for annual increases and a performance-based bonus. The other provisions of Mr. Toner’s employment agreement are similar to those described above with respect to Mr. Dorfman’s employment agreement with the exception that Mr. Toner is eligible to participate in the Innotrac Corporation Officer Retention Plan, which is filed as Exhibit 10.25 to this Annual Report filed on Form 10-K and is incorporated herein by reference.

James McMurphy. Mr. McMurphy entered into a new agreement on April 16, 2007 to serve as Innotrac’s Senior Vice President - Chief Information Officer. His previous agreement expired on December 31, 2005. The initial term of the new agreement expires on December 31, 2009 and shall automatically extend until December 31, 2010 and until each December 31 thereafter, unless either the Company or Mr. McMurphy provides written notice of non-renewal to the other party no later than the September 30th prior to the upcoming December 31st expiration date. Mr. McMurphy is entitled to a salary of no less than $200,000 per year and is eligible for annual increases and a performance-based bonus. The other provisions of Mr. McMurphy’s employment agreement are similar to those described above with respect to Mr. Dorfman’s employment agreemen with the exception that Mr. McMurphy is eligible to participate in the Innotrac Corporation Officer Retention Plan, which is filed as Exhibit 10.26 to this Annual Report on Form 10-K and is incorporated herein by reference.

Officer Retention Plan

On April 16, 2007, the Compensation Committee approved the final Innotrac Officer Retention Plan, having approved the summary plan on March 28, 2004. The Innotrac Officer Retention Plan provides that Larry C. Hanger, James R. McMurphy and Robert J. Toner would receive certain cash payments if there were a change in control transaction involving the Company, so long as such officer continued to be employed by the Company until the time of any such transaction. The remaining material terms of the plan are as described in the Company’s Annual Report on Form 10-K filed March 31, 2005.

Also on April 16, 2007, the Compensation Committee approved restricted stock awards under the Officer Retention Plan of 88,652 shares of the Company's Common Stock (a value of $250,000 each, based on the closing price on the date of grant) to Messrs. Hanger, McMurphy and Toner. Twenty-five percent of the shares will vest on each of the seventh, eighth, ninth and tenth anniversaries of the grant, as long as the grantee remains employed by the Company on such vesting dates. All unvested shares will vest upon any change in control (as defined in the award agreement) of the Company before the tenth anniversary of the grant. The form of the Restricted Stock Award Agreement to be entered into to memorialize the grants is attached to this Form 10-K as Exhibit 10.28.

Amendment to Bylaws

On April 16, 2007, the Company’s Board of Directors amended Article V of the Company’s Amended and Restated Bylaws to expressly provide for the issuance of uncertificated shares. Under amendments to Rule 4350(l) of The Nasdaq Marketplace Rules, which will be effective January 1, 2008, issuers are required to be eligible for a direct registration program, which permits an investor’s ownership to be recorded and maintained on the books of the issuer or its transfer agent without the issuance of a physical stock certificate.

The Company’s Amended and Restated Bylaws, as amended and restated to date, are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 contained under the headings “Board Matters,” “Election of Directors” and “Voting Securities and Principal Shareholders—Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading “Executive Compensation” , “Board Matters—Directors’ Compensation”, “Related Party Transaction - Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee on Executive Compensation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Company and holders of 10% or more of the Company’s Common Stock have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 contained under the headings “Board Matters” and “Related Party Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number		Description of Exhibits

2.1
Agreement and Plan of Merger dated December 8, 2000, by and among the Registrant, UDS, Patrick West, Daniel Reeves and The Estate of John R. West (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28, 2002)

3.1
Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

3.2	*	Amended and Restated By-laws of the Registrant

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

4.2	(a)
Rights Agreement between Company and Reliance Trust Company as Rights Agent, dated as of December 31, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

(b)
First Amendment to the Rights Agreement dated as of November 30, 2000 between the Company, Reliance Trust Company and SunTrust Bank (incorporated by reference to Exhibit 4.2(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

(c)
Second Amendment to the Rights Agreement dated as of August 14, 2003 between the Company and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 (Commission File No. 000-23741), filed with the Commission on August 20, 2003)

(d)
Third Amendment to the Rights Agreement dated as of November 24, 2003 between the Company and SunTrust Bank (incorporated by reference to Exhibit 4.2(d) to Amendment No. 2 to the Registrant’s Registration of Securities on Form 8-A/A (Commission File No. 000-23741), filed with the Commission on November 25, 2003)

10.1	+
2000 Stock Option and Incentive Award Plan and amendment thereto (incorporated by reference to Exhibit 4.3 and 4.4 to the Registrant’s Form S-8 (Commission File No. 333-54970) filed with the Commission on February 5, 2001)

10.2	(a)
Sublease Agreement, dated May 26, 1999, by and between HSN Realty LLC and Universal Distribution Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-23741), filed with the Commission on March 30, 2001)

(b)
Lease, dated March 23, 2000 by and between Dermody Industrial Group and Universal Distribution Services, Inc. (incorporated by reference to Exhibit 10.2(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

10.4	(a)
Amended and Restated Loan and Security Agreement between the Registrant and SouthTrust Bank, N.A., dated January 25, 1999 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-23741), filed with the Commission on March 26, 1999)

(b)
First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A., dated April 29, 1999 (incorporated by reference to Exhibit 10.14(b) to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-79929), filed with the Commission on June 3, 1999)

(c)
Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective August 14, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-23741), filed with the Commission on November 13, 2000)

(d)
Letter of Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A. effective September 10, 2001 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (Commission File No. 0-23741) filed with the Commission on November 13, 2001)

(e)
Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective May 31, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 000-23740) filed with the Commission on August 13, 2002)

(f)
Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective November 13, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

(g)
Letter Modification to Amended and Restated Loan and Security Agreement, dated February 18, 2003, as amended, effective January 1, 2003 (incorporated by reference to Exhibit 10.4(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(h)
Second Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A., dated April 3, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23740), filed with the Commission on May 14, 2003)

(i)
Letter Modification/Waiver to Second Amended and Restated Loan and Security Agreement, as amended, effective February 6, 2004 (incorporated by reference to Exhibit 10.4(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-23741), filed with the Commission on March 30, 2004)

(j)
Letter Modification to Second Amended and Restated Loan and Security Agreement, as amended, effective February 26, 2004 (incorporated by reference to Exhibit 10.4(j) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-23741), filed with the Commission on March 30, 2004)

(k)
Letter Modification/Wavier to Second Amended and Restated Loan and Security Agreement, as amended, effective March 26, 2004 (incorporated by reference to Exhibit 10.4(k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-23741), filed with the Commission on March 30, 2004)

(l)
Loan Documents Modification Agreement between the Registrant and SouthTrust Bank, dated May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 000-23740), filed with the Commission on May 14, 2004)

(m)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated May 20, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23740), filed with the Commission on August 12, 2005)

(n)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated August 19, 2005 (incorporated by reference to Exhibit 10.4(n) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 000-23740), filed with the Commission on November 14, 2005)

(o)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated October 24, 2005 (incorporated by reference to Exhibit 10.4(o) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 000-23740), filed with the Commission on November 14, 2005)

(p)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated November 7, 2005 (incorporated by reference to Exhibit 10.4(p) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 000-23740), filed with the Commission on November 14, 2005)

(q)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated November 28, 2005 (incorporated by reference to Exhibit 10.4(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(r)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated December 29, 2005 (incorporated by reference to Exhibit 10.4(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(s)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated January 20, 2006 (incorporated by reference to Exhibit 10.4(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(t)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated February 21, 2006 (incorporated by reference to Exhibit 10.4(t) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(u)
Waiver Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated March 13, 2006 (incorporated by reference to Exhibit 10.4(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(v)
Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated March 28, 2006 (incorporated by reference to Exhibit 10.4(v) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(w)
First Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated July 24, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Commission File No. 000-23740), filed with the Commission on August 14, 2006)

(x)
Waiver and Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated November 14, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

(y)*
Second Waiver and Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated April 16, 2007

10.5	+
2002 Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

10.13	(a)
Lease, dated July 23, 2001, by and between The Lincoln National Life Insurance Company and iFulfillment, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

(b)
Lease, dated August 5, 2002, by and between The Lincoln National Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.13(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

10.16	(a)
Lease, dated April 23, 2002, by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

(b)
First Amendment to Lease Agreement dated October 15, 2002 by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(c)
Second Amendment to Lease Agreement dated March 5, 2003 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23740), filed with the Commission on August 12, 2005)

(d)
Third Amendment to Lease Agreement dated September 21, 2006 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

10.17	(a)
Lease, dated September 17, 2002, by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(b)
First Amendment to Lease Agreement dated April 4, 2003 by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23740), filed with the Commission on May 14, 2003)

(c)
Second Amendment to Lease Agreement dated June 23, 2005 by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23740), filed with the Commission on August 12, 2005)

10.19	(a)
Agreement dated August 14, 2003 by and between IPOF Fund, LP, an Ohio limited partnership (“IPOF”), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 (Commission File No. 000-23740), filed with the Commission on August 20, 2003)

(b)
First Amendment dated November 24, 2003 to the Agreement by and between IPOF Fund, LP, an Ohio limited partnership (“IPOF”), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-23740), filed with the Commission on November 24, 2003)

10.20	(a)
Lease, dated August 16, 2004, by and between Centerpoint 800 LLC and the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No. 000-23740), filed with the Commission on November 12, 2004)

(b)
First Amendment to Lease Agreement, dated May 1, 2004, by and between Centerpoint 800 LLC and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(c)
Second Amendment to Lease Agreement, dated August 15, 2006, by and between Centerpoint 800 LLC, Centerpoint 1000, LLC and the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

10.21
Fourth Lease Extension and Modification Agreement dated July 8, 2005 by and between Teachers Insurance and Annuity Association of America, for the Benefit of its Separate Real Estate Account and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23740), filed with the Commission on August 12, 2005)

10.22
Lease dated December 28, 2005 by and between Duke Realty Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(a)
First Amendment to Lease Agreement, dated October 19, 2006, by and between Duke Realty Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

10.23	+*	Employment Agreement dated April 16, 2007, by and between Scott D. Dorfman and the Registrant

10.24	+*	Employment Agreement dated April 16, 2007, by and between Larry C. Hanger and the Registrant

10.25	+*	Employment Agreement dated April 16, 2007, by and between Robert J. Toner, Jr. and the Registrant

10.26	+*	Employment Agreement dated April 16, 2007, by and between James McMurphy and the Registrant

10.27	+*	Innotrac Corporation Officer Retention Plan

10.28	+*	Restricted Stock Award Agreement

21.1	*	List of Subsidiaries

23.1	*	Consent of BDO Seidman, LLP

24.1	*	Power of Attorney (included on signature page)

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	*	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	*	Certification of principal financial officer Pursuant to 18 U.S.C.ss.1350

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

INNOTRAC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)
Provision for uncollectible accounts
Year ended December 31,
2006	$2,791	$54	$—	$(2,588)	$257
2005	$1,624	$1,248	$—	$(81)	$2,791
2004	$1,696	$221	$—	$(293)	$1,624

Provisions for returns and allowances
Year ended December 31,
2006	$5	$—	$—	$(5)	$—
2005	$5	$12	$—	$(12)	$5
2004	$12	$5	$—	$(12)	$5

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2007.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman

Scott D. Dorfman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 17th day of April 2007.

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

Signature	Title

/s/ Scott D. Dorfman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Scott D. Dorfman

/s/ Christine A. Herren	Senior Director and Controller (Principal Financial Officer and Principal Accounting Officer)
Christine A. Herren

/s/ Thomas J. Marano	Director
Thomas J. Marano

/s/ Bruce V. Benator	Director
Bruce V. Benator

/s/ Martin J. Blank	Director
Martin J. Blank

/s/ Joel E. Marks	Director
Joel E. Marks

S-2