Form 10-Q
period 2007-03-31
INNOTRAC CORP
filed 2007-05-15
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Outstanding at May 10, 2007
Common Stock $.10 par value per share	12,280,610 Shares

INNOTRAC CORPORATION

Part I - Financial Information

Item 1 - Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65	$1,014
Accounts receivable (net of allowance for doubtful accounts of $209 at
March 31, 2007 and $257 at December 31, 2006)	18,547	22,939
Inventory	1,585	1,729
Prepaid expenses and other	1,571	1,088
Total current assets	21,768	26,770
Property and equipment:
Rental equipment	327	344
Computer software and equipment	40,401	39,769
Furniture, fixtures and leasehold improvements	6,818	6,812
	47,546	46,925
Less accumulated depreciation and amortization	(30,278)	(29,089)
	17,268	17,836

Goodwill	25,169	25,169
Other assets, net	1,694	1,765

Total assets	$65,899	$71,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,965	$14,363
Line of credit	8,446	8,586
Accrued expenses and other	5,046	4,981
Total current liabilities	23,457	27,930
Noncurrent liabilities:
Other noncurrent liabilities	1,181	1,576
Total noncurrent liabilities	1,181	1,576
Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value,
no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,280,610 shares issued and outstanding	1,228	1,228
Additional paid-in capital	66,036	66,016
Accumulated deficit	(26,003)	(25,210)
Total shareholders’ equity	41,261	42,034

Total liabilities and shareholders’ equity	$65,899	$71,540

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$27,775	$17,328
Cost of revenues	15,952	8,897
Selling, general and administrative expenses	11,164	8,821
Depreciation and amortization	1,285	821
Total operating expenses	28,401	18,539
Operating (loss)	(626)	(1,211)
Other expense:
Interest expense	167	67
Total other expense	167	67
(Loss) before income taxes	(793)	(1,278)
Income taxes	—	—
Net (loss)	$(793)	$(1,278)
(Loss) per share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)
Weighted average shares outstanding:
Basic	12,281	12,281
Diluted	12,281	12,281

See notes to condensed consolidated financial statements.

Financial Statements-Continued
INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(793)	$(1,278)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,285	821
Provision for bad debts	(46)	(1)
Stock compensation expense	19	41
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, gross	4,440	(917)
Decrease in inventory	144	555
Increase in prepaid expenses and other	(440)	(122)
Decrease in accounts payable	(4,398)	(2,529)
(Decrease) increase in accrued expenses and other	(329)	1,378
Net cash used in operating activities	(118)	(2,052)

Cash flows from investing activity:
Capital expenditures	(691)	(2,916)
Net cash used in investing activities	(691)	(2,916)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(140)	4,071
Net cash (used in) provided by financing activities	(140)	4,071

Net decrease in cash and cash equivalents	(949)	(897)
Cash and cash equivalents, beginning of period	1,014	2,068
Cash and cash equivalents, end of period	$65	$1,171
Supplemental cash flow disclosures:
Cash paid for interest	$177	$54

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. Certain of the Company’s more significant accounting policies are as follows:

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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2006 and March 31, 2007 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $19,000 and $41,000 in compensation expense for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, approximately $66,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 33 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.56%	4.72%
Expected dividend yield	0%	0%
Expected lives	2.0 Years	2.1 Years
Expected volatility	71.9%	71.9%

2.	FINANCING OBLIGATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $14.3 million at March 31, 2007. At March 31, 2007, the Company had $8.4 million outstanding and $3.1 million of additional availability under the revolving credit agreement. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

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

On April 16, 2007, the Company and the bank entered into a Second Waiver and Amendment Agreement (the “Second Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Second Waiver Agreement. The defaults included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment in a timely manner and failure to deliver certain financial information as required by the Credit Agreement. As amended by the Second Waiver Agreement, the fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio of between 1.00 and 1.05 to 1.00, depending on the particular fiscal month, for each month beginning December 2007 through May 2008, and a ratio of 1.15 to 1.00 for each month thereafter. In connection with the Second Waiver Agreement, Scott Dorfman, the Company’s Chairman, President and CEO agreed to grant the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement. The bank has agreed to release that security interest, so long as no default exists and the fixed charge coverage ratio for the most recent period shall be equal or greater than 1.05 to 1.00, upon the earlier to occur of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full. The Second Waiver Agreement also amends certain other sections of the credit agreement, including requiring payment of an early termination fee equal to (i) 1.00% of the revolver commitment in the event of termination of the revolver commitment on or before November 14, 2007, and (ii) 0.25% of the revolver commitment in the event of termination of the revolver commitment after November 14, 2007, but before November 14, 2008; revising the borrowing base calculation to take into account the additional collateral pledged by Mr. Dorfman, allowing loan proceeds to be used to make deferred payments required in connection with the ClientLogic acquisition; granting the bank increased inspection and field examination rights for certain periods; requiring certain financial information reporting on a weekly basis, increasing the amount of purchase money debt allowed and revising the calculation of the fixed charge coverage ratio.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the three months ended March 31, 2007 and 2006, the Company incurred interest expense related to the line of credit of approximately $158,000 and $41,000, respectively, resulting in a weighted average interest rate of 7.62% and 6.68%, respectively. The Company also incurred unused revolving credit facility fees of approximately $9,000 and $14,000 during the three months ended March 31, 2007 and 2006, respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended March 31,
	2007	2006
Diluted earnings per share:
Weighted average shares outstanding	12,281	12,281
Employee and director stock options and unvested restricted shares	—	—
Weighted average shares assuming dilution	12,281	12,281

Options outstanding to purchase 1.6 million shares of the Company’s common stock for the three months ended March 31, 2007, and 1.7 million shares for the three months ended March 31, 2006, were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of March 31, 2007 and December 31, 2006 was approximately $18.7 million and $18.3 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $14.3 million and $14.0 million has been recorded as of March 31, 2007 and December 31, 2006, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three months ended March 31, 2007, the deferred tax benefit of $276,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.3 million at December 31, 2006, which did not change significantly during the three months ended March 31, 2007. As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at March 31, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance. Therefore, the application of FIN 48 had no material impact on the financial statements.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

5.	COMMITMENTS AND CONTINGENCIES

Shareholder Rights Plan. In December 1997, the Company’s Board of Directors approved a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the “Purchase Price”), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an “Acquiring Person”) buys, or announces a tender offer for, 15% or more of the Company’s common stock. Such ownership level has been increased to 40% for a particular shareholder that owned approximately 34.0% of the shares outstanding on March 31, 2007. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three months ended March 31, 2007 and 2006, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $4,000 and $9,000, respectively.

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

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under “Item 1A - Risk Factors” in our Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Mix

	Three Months Ended March 31,
Business Line/Vertical	2007	2006
Retail/Catalog	31.8%	28.3%
Direct Marketing	31.7	20.8
Modems	17.8	26.7
Business-to-Business (“B2B”)	12.9	15.5
Telecommunications	5.8	8.7
	100.0%	100.0%

Retail, Catalog and Direct Marketing. The Company provides a variety of fulfillment and customer support services for a significant number of retail, catalog and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc. and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our ten fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during the remainder of 2007 due to the additional revenue from seasonal clients, including Target.com, late in the third quarter and in the fourth quarter of 2007, while the revenues attributable to our direct marketing clients will decrease slightly as a percentage of overall revenue due to the increase in revenues related to retail and catalog clients.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain AT&T inventory for which we are contractually indemnified, and includes items such as telephones, caller ID equipment, DSL modems and ancillary equipment. Due to a decline in our telecommunications business as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business and an increase in revenues generated from our Retail, Catalog and Direct marketing clients, we anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will decline during the remainder of 2007, despite increased volumes from our DSL modem business, which we believe is still in a growth mode.

Business-to-Business. The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is a relatively steady area of our business.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2007 and 2006. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	57.4	51.4
Selling, general and administrative expenses	40.2	50.9
Depreciation and amortization	4.7	4.7
Operating loss	(2.3)	(7.0)
Other expense, net	0.6	0.4
Loss before income taxes	(2.9)	(7.4)
Income tax benefit	—	—
Net loss	(2.9)%	(7.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.  Net revenues increased 60.3% to $27.8 million for the three months ended March 31, 2007 from $17.3 million for the three months ended March 31, 2006. This increase was primarily attributable to a $5.2 million increase in revenue from our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition, a $3.9 million increase in retail and catalog revenue due to the addition of several new clients, including Target.com, a $897,000 increase in revenues from our B2B vertical due to the addition of a client acquired in the ClientLogic acquisition and a $320,000 increase in revenues from our DSL clients due to increased volumes.

Cost of Revenues. Cost of revenues increased 79.3% to $16.0 million for the three months ended March 31, 2007, compared to $8.9 million for the three months ended March 31, 2006. The cost of revenue increase was primarily due to an increase in labor and freight expense related to the increase in revenue from the addition of new clients, including Target.com and those acquired in the ClientLogic acquisition. The increase in cost of revenues as a percentage of revenue primarily relates to a change in the business mix to clients with lower margin revenue and the addition of several new clients whose margins have not yet reached the level of a mature client.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2007 increased to $11.2 million, or 40.2% of revenues, compared to $8.8 million, or 50.9% of revenues, for the same period in 2006. The increase in expenses in 2007 as compared to 2006 was primarily attributable to an increase in facility, equipment and management expense of approximately $2.2 million due to the addition of a new facility in the second quarter of 2006 for Target.com and the addition of the facility relating to the ClientLogic acquisition in the fourth quarter of 2006. SG&A expenses decreased as a percentage of revenue due to the increase in net revenues in 2007 as compared to 2006.

Interest Expense. Interest expense for the three months ended March 31, 2007 and March 31, 2006 was $167,000 and $67,000, respectively. The increase was related to an increase in the amount outstanding under the revolving credit agreement.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the three months ended March 31, 2007 and 2006 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving bank credit facility. The Company had cash and cash equivalents of approximately $65,000 at March 31, 2007 as compared to $1.0 million at December 31, 2006. Additionally, the Company reduced its borrowings under its revolving credit facility (discussed below) to $8.4 million at March 31, 2007, as compared to $8.6 million at December 31, 2006. The Company had negative cash flow from operations of $118,000 during the three months ended March 31, 2007, as compared to negative cash flow from operations of $2.1 million in the same period in 2006.

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $14.3 million at March 31, 2007. At March 31, 2007 the Company had $8.4 million outstanding and $3.1 million of additional availability under the revolving credit agreement.

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

On April 16, 2007, the Company and the bank entered into a Second Waiver and Amendment Agreement (the “Second Waiver Agreement”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Second Waiver Agreement. The defaults included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment in a timely manner and failure to deliver certain financial information as required by the Credit Agreement. As amended by the Second Waiver Agreement, the fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio of between 1.00 and 1.05 to 1.00, depending on the particular fiscal month, for each month beginning December 2007 through May 2008, and a ratio of 1.15 to 1.00 for each month thereafter. In connection with the Second Waiver Agreement, Scott Dorfman, the Company’s Chairman, President and CEO agreed to grant the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement. The bank has agreed to release that security interest, so long as no default exists and the fixed charge coverage ratio for the most recent period shall be equal or greater than 1.05 to 1.00, upon the earlier to occur of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full. The Second Waiver Agreement also amends certain other sections of the credit agreement, including requiring payment of an early termination fee equal to (i) 1.00% of the revolver commitment in the event of termination of the revolver commitment on or before November 14, 2007, and (ii) 0.25% of the revolver commitment in the event of termination of the revolver commitment after November 14, 2007, but before November 14, 2008; revising the borrowing base calculation to take into account the additional collateral pledged by Mr. Dorfman, allowing loan proceeds to be used to make deferred payments required in connection with the ClientLogic acquisition; granting the bank increased inspection and field examination rights for certain periods; requiring certain financial information reporting on a weekly basis; increasing the amount of purchase money debt allowed and revising the calculation of the fixed charge coverage ratio.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the three months ended March 31, 2007 and 2006, the Company incurred interest expense related to the line of credit of approximately $158,000 and $41,000, respectively, resulting in a weighted average interest rate of 7.62% and 6.68%, respectively. The Company also incurred unused revolving credit facility fees of approximately $9,000 and $14,000 during the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, the Company had negative $118,000 in cash flow from operating activities compared to negative cash flow from operations of $2.1 million in the same period in 2006. The decrease in cash used in operating activities was primarily the result of a $4.4 million decrease in net accounts receivable in 2007 compared to a $917,000 net increase in accounts receivable in 2006 and a net loss of $793,000 in 2007 compared to a net loss of $1.3 million in 2006, offset by a $4.4 million decrease in accounts payable in 2007 compared to a $2.5 million decrease in 2006 and a $329,000 decrease in accrued expenses and other in 2007 compared to a $1.4 million increase in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended March 31, 2007, net cash used in investing activities for capital additions was $691,000 as compared to $2.9 million in the same period in 2006. The decrease in capital expenditures is primarily attributable to purchases made in 2006 associated with the opening of a new fulfillment center in Hebron, Kentucky for Target.com. All of these expenditures were funded through existing cash on hand and borrowings under the Company’s credit facility.

During the three months ended March 31, 2007, cash used in financing activities was $140,000 compared to $4.1 million net cash provided by financing activities in the same period in 2006. The difference between periods is attributable to a reduction in outstanding borrowings of $140,000 in 2007 compared to an increase in borrowings of $4.1 million in 2006.

The Company estimates that its cash and financing needs through 2007 will be met by cash flows from operations and its credit facility. The Company has generated positive cash flows from operations in 2005, 2004 and 2003, however we had negative cash flows from operations in 2006. The Company also had negative cash flows from operations during the three months ended March 31, 2007, but anticipates positive cash flows from operations during the remainder of 2007. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses, or the opening of new facilities. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to the condensed consolidated financial statements in this Form 10-Q and Note 2 to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of March 31, 2007 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2007. The valuation supported that the fair value of the reporting unit at January 1, 2007 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of March 31, 2007 and December 31, 2006 was approximately $18.7 million and $18.3 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $14.3 million and $14.0 million has been recorded as of March 31, 2007 and December 31, 2006, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three months ended March 31, 2007, an income tax benefit of $276,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.3 million at December 31, 2006, which did not change significantly during the three months ended March 31, 2007. As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at March 31, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance. Therefore, the application of FIN 48 had no material impact on the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company’s lease obligations are fixed in nature as discussed in Note 5 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and other filings on file with the Securities and Exchange Commission, and the Company has no long-term purchases commitments.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in federal securities rules) as of March 31, 2007.

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

Our Chief Executive Officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures that our disclosure controls and procedures were ineffective as March 31, 2007, due to the conditions that led to the identification of the material weakness in internal control over financial reporting discussed below.

In the course of conducting the audit of our 2006 Consolidated Financial Statements, our independent auditors identified a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the internal control. The identified material weakness consists of an understaffed financial and accounting function, and current personnel that lack certain technical accounting skills necessary to prepare financial statements that properly reflect our current level and scope of activities.

Changes in Internal Control Over Financial Reporting

There was no material change in our internal control over financial reporting during the quarter ended March 31, 2007. However, the material weakness discussed above has not been corrected and could have affected, or is likely to materially affect, our internal control over financial reporting. To address such material weakness, we are in the process of implementing remediation plans, including recruiting a Chief Financial Officer and additional accounting personnel, whom we are attempting to have in place at the earliest possible time.

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

INNOTRAC CORPORATION (Registrant)

Date: May 15, 2007	By:	/s/ Scott D. Dorfman
Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 15, 2007	/s/ Christine A. Herren
Christine A. Herren Senior Director and Controller (Principal Financial Officer and Principal Accounting Officer)