Form 10-Q
period 2007-06-30
INNOTRAC CORP
filed 2007-08-20
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at August 10, 2007
Common Stock $.10 par value per share	12,319,803 Shares

INNOTRAC CORPORATION

INDEX

Part I. Financial Information	Page

Part II. Other Information

Signatures	26

Part I - Financial Information

Item 1 - Financial Statements

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$545	$1,014
Accounts receivable (net of allowance for doubtful accounts of $230 at
June 30, 2007 and $257 at December 31, 2006)	20,064	22,939
Inventory	1,084	1,729
Prepaid expenses and other	1,449	1,088
Total current assets	23,142	26,770

Property and equipment:
Rental equipment	311	344
Computer software and equipment	41,210	39,769
Furniture, fixtures and leasehold improvements	8,044	6,812
	49,565	46,925
Less accumulated depreciation and amortization	(31,541)	(29,089)
	18,024	17,836

Goodwill	25,169	25,169
Other assets, net	1,440	1,765

Total assets	$67,775	$71,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,891	$14,363
Line of credit	9,004	8,586
Accrued expenses and other	4,205	4,981
Total current liabilities	25,100	27,930

Noncurrent liabilities:
Other noncurrent liabilities	1,229	1,576
Total noncurrent liabilities	1,229	1,576

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $010 par value,
no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $010 par value,
12,319,803 and 12,280,610 shares issued and outstanding as of
June 30, 2007 and December 31, 2006 respectively	1,232	1,228
Additional paid-in capital	66,173	66,016
Accumulated deficit	(25,959)	(25,210)
Total shareholders’ equity	41,446	42,034

Total liabilities and shareholders’ equity	$67,775	$71,540

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$28,054	$16,577

Cost of revenues	15,793	7,980
Selling, general and administrative expenses	10,737	8,478
Depreciation and amortization	1,317	862
Total operating expenses	27,847	17,320
Operating income (loss)	207	(743)

Other expense:
Interest expense	162	91
Total other expense	162	91
Income (loss) before income taxes	45	(834)
Income taxes	-	-

Net income (loss)	$45	$(834)

Income (loss) per share:

Basic	$0.00	$(0.07)

Diluted	$0.00	$(0.07)

Weighted average shares outstanding:

Basic	12,282	12,281

Diluted	12,283	12,281

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007 and 2006
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$55,829	$33,906

Cost of revenues	31,746	16,878
Selling, general and administrative expenses	21,901	17,299
Depreciation and amortization	2,602	1,683
Total operating expenses	56,249	35,860
Operating (loss)	(420)	(1,954)

Other expense:
Interest expense	329	158
Total other expense	329	158
(Loss) before income taxes	(749)	(2,112)
Income taxes	-	-

Net (loss)	$(749)	$(2,112)

(Loss) per share:

Basic	$(0.06)	$(0.17)

Diluted	$(0.06)	$(0.17)

Weighted average shares outstanding:

Basic	12,281	12,281

Diluted	12,281	12,281

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(749)	$(2,112)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,602	1,683
Provision for bad debts	(21)	74
Stock issued to settle employee stock bonus	111	-
Stock compensation expense	51	63
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, gross	2,896	(1,987)
Decrease in inventory	645	1,742
Increase in prepaid expenses and other	(329)	(200)
Decrease in accounts payable	(1,422)	(2,889)
(Decrease) increase in accrued expenses and other	(1,124)	605
Net cash provided by (used in) operating activities	2,660	(3,021)

Cash flows from investing activity:
Capital expenditures	(2,737)	(5,418)
Installment payment on previous acquisition of business	(800)	-
Net cash used in investing activities	(3,537)	(5,418)

Cash flows from financing activities:
Net borrowings under line of credit	418	7,398
Loan commitment fees	(10)	(20)
Net cash provided by financing activities	408	7,378

Net decrease in cash and cash equivalents	(469)	(1,061)
Cash and cash equivalents, beginning of period	1,014	2,068
Cash and cash equivalents, end of period	$545	$1,007

Supplemental cash flow disclosures:

Cash paid for interest	$351	$126

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2006 and June 30, 2007 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $51,000 and $63,000 in compensation expense for the six months ended June 30, 2007 and 2006, respectively and $31,000 and $22,000 in compensation expense for the three months ended June 30, 2007 and 2006 respectively. As of June 30, 2007, approximately $455,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 118 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended
	June 30, 2007	June 30, 2006
Risk-free interest rate	5.1%	5.1%
Expected dividend yield	0%	0%
Expected lives	2.1 Years	2.1 Years
Expected volatility	71.7%	71.8%

Additionally, on April, 16, 2007, the Compensation Committee approved a bonus in the form of a grant of $165,000 or 58,509 shares at the April 16, 2007 closing price for our stock to 4 executives of the Company. The shares vested immediately upon issuance. To remit income taxes on the bonus, 19,316 of the 58,509 shares were not issued and the cash value of those shares at date of grant, or $54,471 was withheld for income taxes. The remaining value of the bonus, or 39,193 shares and $110,524 is presented as a non cash expense in cash flows from operations in the Condensed Consolidated Statement of Cash Flows for the Six months ended June 30, 2007.

2.	FINANCING OBLIGATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to specified percentages of the value of eligible accounts receivable, inventory and certain personal assets of the Company’s Chairman, President and CEO, which totaled $16.7 million at June 30, 2007. Additionally, the $16.7 million is reduced by certain reserves for letters of credit outstanding and general lending reserves, which totaled $1.5 million at June 30, 2007. The difference between the limits on borrowings and the amount borrowed and outstanding at any time is defined as unused availability. At June 30, 2007, the Company had $9.0 million outstanding borrowings under the revolving bank credit agreement and under the specific calculations defined in the credit agreement, $6.2 million of unused availability. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

The revolving credit agreement contains requirements for periodic reporting of the value of assets underlying the borrowing limit, change in ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

On April 16, 2007, the Company and the bank entered into the third amendment to its revolving bank credit facility entitled “Second Waiver and Amendment Agreement” (the “Third Amendment”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Third Amendment. The defaults included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment in a timely manner and failure to deliver certain financial information as required by the Credit Agreement. As amended by the Third Amendment, the fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio of between 1.00 and 1.05 to 1.00, depending on the particular fiscal month, for each month beginning December 2007 through May 2008, and a ratio of 1.15 to 1.00 for each month thereafter. In connection with the Third Amendment, Scott Dorfman, the Company’s Chairman, President and CEO, agreed to grant the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement. The bank has agreed to release that security interest, so long as no default exists and the fixed charge coverage ratio for the most recent period shall be equal or greater than 1.05 to 1.00, upon the earlier to occur of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full. The Third Amendment also amends certain other sections of the credit agreement, including requiring payment of an early termination fee equal to (i) 1.00% of the revolver commitment in the event of termination of the revolver commitment on or before November 14, 2007, and (ii) 0.25% of the revolver commitment in the event of termination of the revolver commitment after November 14, 2007, but before November 14, 2008; revising the borrowing base calculation to take into account the additional collateral pledged by Mr. Dorfman; allowing loan proceeds to be used to make deferred payments required in connection with the ClientLogic acquisition; granting the bank increased inspection and field examination rights for certain periods; requiring certain financial information reporting on a weekly basis; increasing the amount of purchase money debt allowed and revising the calculation of the fixed charge coverage ratio.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

On June 29, 2007, the Company and the bank entered into the fourth amendment to its revolving bank credit facility entitled “Fourth Amendment Agreement” (the “Fourth Amendment”) whereby the bank agreed to adjust the definition of the defined term availability reserve from $2.0 million to $0.5 million until December 31, 2007 at which time the availability reserve would revert back to $2.0 million. Under the new definition, the Company was able to obtain an additional $1.5 million of advanced funds under the revolving credit agreement’s existing collateral and borrowing base availability until December 31, 2007. Additionally, the fixed charge ratio requirement included in the Third Amendment dated April 16, 2007 was removed as a requirement for a portion of the availability to borrow under the revolving credit agreement, but remains i) at the same 1.05 to 1.0 requirement to allow release of the bank’s security interest in the specified personal assets of the Company’s Chairman, President and CEO and ii) as a regulatory factor in the interest rate charged on borrowings under the line as decribed below.  The Company intends to use the additional availability to fund purchases of long term capital assets needed to support certain fulfillment operations and general working capital needs. Additionally, the Fourth Amendment provides that if there were a change in the officer occupying the office of Chief Financial Officer, the Chief Financial Officer position could remain unfilled for a maximum of 59 days and the new officer retained to hold the position would have to be suitable to the Bank or an Event of Default would occur.

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the three months ended June 30, 2007 and 2006, the Company incurred interest expense related to the line of credit of approximately $152,000 and $78,000, respectively, resulting in a weighted average interest rate of 7.73% and 6.37%, respectively. During the six months ended June 30, 2007 and 2006, the Company incurred interest expense related to the line of credit of approximately $310,000 and $120,000, respectively, resulting in a weighted average interest rate of 7.67% and 6.47%, respectively. The Company also incurred unused revolving credit facility fees of approximately $10,000 and $13,000 during the three months ended June 30, 2007 and 2006, respectively, and $20,000 and $27,000 during the six months ended June 30, 2007 and 2006, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Diluted earnings per share:
Weighted average shares outstanding	12,282	12,281	12,281	12,281
Employee and director stock options and unvested restricted shares	1	-	-	-
Weighted average shares assuming dilution	12,283	12,281	12,281	12,281

Options outstanding to purchase 1.9 million shares of the Company’s common stock for both the three and six months ended June 30, 2007, and 1.7 million shares for both the three and six months ended June 30, 2006, were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of June 30, 2007 and December 31, 2006 was approximately $19.0 million and $18.3 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $14.3 million and $14.0 million has been recorded as of June 30, 2007 and December 31, 2006, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the six months ended June 30, 2007, the deferred tax benefit of $247,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions and in May 2007 the FASB issued FASB Staff Position (FSP) 48-1 which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The combined effect of FIN 48 and FSP 48-1 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.3 million at December 31, 2006, which did not change significantly during the six months ended June 30, 2007. As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at June 30, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance. Therefore, the application of FIN 48 and FSP 48-1 had no material impact on the financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Shareholder Rights Plan. In December 1997, the Company’s Board of Directors approved a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the “Purchase Price”), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an “Acquiring Person”) buys, or announces a tender offer for, 15% or more of the Company’s common stock. Such ownership level was increased on November 5, 2003 to 40% for IPOF Fund, LP that owned approximately 34.0% of the shares outstanding on June 30, 2007. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three and six months ended June 30, 2007 and 2006, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $2,000 and $9,000 for the three months ended June 30, 2007 and 2006, respectively. The Company incurred a penalty of approximately $7,000 and $18,000 for the six months ended June 30, 2007 and 2006 respectively.

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

Pursuant to the Third Amendment to the Company’s revolving bank credit agreement, Scott Dorfman, the Company’s Chairman, President and CEO has granted the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement until the earlier of (x) April 30, 2008 (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full, so long as no default exists and the fixed charge coverage ratio for the most recent period is equal to or greater than 1.05 to 1.00.

7.	SUBSEQUENT EVENTS

On July 26, 2007, the United States District Court in Cleveland, Ohio granted the court appointed receiver’s motion to extend the period during which financial institutions holding Company stock owned by the IPOF Fund, Mr. Dadante or Dadante-related entities are restricted from trading any of these shares as defined in the Court’s prior orders until November 2, 2007.  The Company continues to be engaged in discussions with the receiver to explore avenues for the disposition of the shares in a manner that causes as little disruption to the market for Company stock as possible, and which would reasonably assure that the shares held by the receiver would be fairly valued in any disposition

On August 13, 2007, the Company and our Chairman, CEO and President Scott Dorfman reached an agreement in principle that Mr. Dorfman will provide availability of not more than $5.5 million in short term loans, guarantees or letters of credit (the “2007 Growth Loan”) to the Company as are necessary to allow the Company to fund its capital needs in advance of the 2007 holiday season. The specific terms for borrowing by the Company and ultimate repayment of any amounts borrowed under the Growth Loan are still under negotiation at the time of filing this Form 10-Q.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under “Item 1A - Risk Factors” in our Annual Report on Form 10-K and in “Part II - Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Mix

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line/Vertical	2007	2006	2007	2006
Telecommunications	5.6%	7.6%	5.7%	8.1%
Modems	17.8	25.6	17.8	26.2
Retail/Catalog	35.3	34.4	33.5	31.3
Direct Marketing	30.2	23.1	31.0	21.9
Business-to-Business (“B2B”)	11.1	9.3	12.0	12.5
	100.0%	100.0%	100.0%	100.0%

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

On October 21, 2004, Tactica International, Inc. (“Tactica”), one of the Company's direct response clients, filed a voluntary petition for relief under Chapter 11 in U.S. Bankruptcy Court. On October 25, 2004 the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (“Stipulation”) entered into between Tactica and Innotrac. This Stipulation allowed Tactica to continue to sell its inventory while reducing the receivables owed by Tactica to Innotrac. Tactica defaulted on the Stipulation and in March 2005, Innotrac and Tactica reached a verbal agreement that would permit Innotrac to liquidate the Tactica inventory in order to pay down the receivable balance, with any excess proceeds to be remitted to Tactica. On June 23, 2005, the bankruptcy court approved the agreement among Innotrac, Tactica and the Creditor’s Committee on the terms of the liquidation and an additional amount of the proceeds to be remitted to the unsecured creditors of Tactica. Based on this agreement and management’s estimate of the net realizable value of the inventory, the reserve associated with the Tactica receivable was reduced from $1.2 million to $775,000at March 31, 2005. In the fourth quarter 2005, the reserve associated with the Tactica receivable was increased to $2.5 million. The additional reserve was based on management’s estimate of the net realizable value of the inventory, which was considerably reduced in the fourth quarter as a result of buyers not materializing as initially indicated by the third party independent appraiser and a continuing reduction in value of the merchandise. The liquidation was completed and the receivable written off against the reserve during the second quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain AT&T inventory for which we are contractually indemnified, and includes items such as telephones, caller ID equipment, DSL modems and ancillary equipment. Due to a decline in our telecommunications business as a result of reduced volumes due to the maturity of the telephone and Caller ID equipment business and an increase in revenues generated from our Retail, Catalog and Direct marketing clients, we anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will decline during the remainder of 2007 due to the increase in revenues related to retail and catalog clients.

Business-to-Business. The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is relatively steady area of our business.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2007 and 2006. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.3	48.1	56.9	49.8
Selling, general and administrative expenses	38.3	51.2	39.2	51.0
Depreciation and amortization	4.7	5.2	4.6	5.0
Operating income (loss)	0.7	(4.5)	(0.7)	(5.8)
Other expense, net	(0.5)	(0.5)	(0.6)	(0.4)
Income (loss) before income taxes	0.2	(5.0)	(1.3)	(6.2)
Income tax benefit	-	-	-	-
Net income (loss)	0.2%	(5.0)%	(1.3)%	(6.2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.  Net revenues increased 69.2% to $28.1 million for the three months ended June 30, 2007 from $16.6 million for the three months ended June 30, 2006. This increase was primarily attributable to a $4.7 million increase in revenue from our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition, a $4.2 million increase in retail and catalog revenue due to the addition of several new clients, including Target.com, a $1.6 million increase in revenues from our B2B vertical due to the addition of a client acquired in the ClientLogic acquisition and increased volume from an existing client, a $762,000 increase in revenues from our DSL clients due to increased volumes and a $312,000 increase in revenues from our telecommunications clients related to the addition of a client from the ClientLogic acquisition offset by decreased volumes from our existing clients due to the maturity of the telephone and Caller ID equipment business.

Cost of Revenues. Cost of revenues increased 97.9% to $15.8 million for the three months ended June 30, 2007, compared to $8.0 million for the three months ended June 30, 2006. Cost of revenues as a percent of revenue increased to 56.3% from 48.1% for the three months ended June 30, 2007 and 2006 respectively. The increase in cost of revenue was primarily due to an increase in labor and freight expense related to the increase in revenue from the addition of new clients, including Target.com and those resulting from the ClientLogic acquisition. The increase in cost of revenues as a percentage of revenue primarily relates to a change in the business mix to clients with lower gross profit as a percent of revenue and the addition of several new clients whose margins have not yet reached the level of a mature client.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2007 increased to $10.7 million, or 38.3% of revenues, compared to $8.5 million, or 51.2% of revenues, for the same period in 2006. The increase in expenses in 2007 as compared to 2006 was primarily attributable to an increase in facility, equipment and management expense of approximately $1.6 million due to the addition of a new facility in the later part of the second quarter of 2006 and the additional space taken in the second quarter of 2007 for Target.com and the addition of the facility relating to the ClientLogic acquisition in the fourth quarter of 2006. In addition, during the second quarter of 2007, the Company recorded an additional $423,000 of expense relating to worker’s compensation insurance which resulted from a revised estimate of the total projected cost which the Company may incur though final resolution of all worker’s compensation accident claims which have occurred through June 30, 2007. Partially offsetting the $423,000 worker’s compensation expense was the reversal of approximately $125,000 of discretionary bonus expense accrued as of March 31, 2007, which expense was determined to be not payable since certain operating performance goals were not met as of June 30, 2007. SG&A expenses as a percentage of revenue have declined as a result of our growth in revenue requiring comparatively less additional administrative expenses to support and manage the organization.

Interest Expense. Interest expense for the three months ended June 30, 2007 and June 30, 2006 was $162,000 and $91,000, respectively. The increase was related to an increase in the amount outstanding under the revolving credit agreement and an increase in the average LIBOR interest rate to 7.73% for the three months ended June 30, 2007 compared to 6.37% for the same period ended June 30, 2006.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the three months ended June 30, 2007 and 2006 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2007 and 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.  Net revenues increased 64.7% to $55.8 million for the six months ended June 30, 2007 from $33.9 for the six months ended June 30, 2006. This increase was primarily attributable to a $9.9 million increase in revenue from our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition, a $8.1 million increase in retail and catalog revenue due to the addition of several new clients, including Target.com, a $2.5 million increase in revenues from our B2B vertical due to the addition of a client acquired in the ClientLogic acquisition, a $1.1 million increase in revenues from our DSL clients due to increased volumes and a $425,000 increase in revenues from our telecommunications clients related to the addition of a client from the ClientLogic acquisition offset by decreased volumes from our existing clients due to the maturity of the telephone and Caller ID equipment business.

Cost of Revenues. Cost of revenues increased 88.1% to $31.7 million for the six months ended June 30, 2007, compared to $16.9 million for the six months ended June 30, 2006. Cost of revenues as a percent of revenue increased to 56.9% from 49.8% for the six months ended June 30, 2007 and 2006 respectively. The cost of revenue increase was primarily due to an increase in labor and freight expense related to the increase in revenue from the addition of new clients, including Target.com and those resulting from the ClientLogic acquisition. The increase in cost of revenues as a percentage of revenue primarily relates to a change in the business mix to clients with lower gross profit as a percent of revenue and the addition of several new clients whose margins have not yet reached the level of a mature client.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2007 increased to $21.9 million or 39.2% of revenues, compared to $17.3, or 51.0% of revenues, for the same period in 2006. The increase in expenses in 2007 as compared to 2006 was primarily attributable to an increase in facility, equipment and management expense of approximately $3.8 million due to the addition of a new facility in the latter part of the second quarter of 2006 and the additional space take in the second quarter 2007 for Target.com and the addition of the facility relating to the ClientLogic acquisition in the fourth quarter of 2006. In addition, during the second quarter of 2007, the Company recorded an additional $423,000 of expense relating to worker’s compensation insurance which resulted from a revised estimate of the total projected cost which the Company may incur though final resolution of all worker’s compensation accident claims which have occurred through June 30, 2007. S,G & A expense as a percentage of revenue have declined as a result of our growth in revenue requiring comparatively less additional administrative expenses to support and manage the organization.

Interest Expense. Interest expense for the six months ended June 30, 2007 and 2006 was $329,000 and $158,000, respectively. The increase was related to an increase in the amount outstanding under the revolving credit agreement and an increase in the average LIBOR interest rate to 7.67% for the six months ended June 30, 2007 compared to 6.47% for the same period ended June 30, 2006.

Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the six months ended June 30, 2007 and 2006 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving bank credit facility. The Company had cash and cash equivalents of approximately $545,000 at June 30, 2007 as compared to $1.0 million at December 31, 2006. Additionally, the Company increased its borrowings outstanding under its revolving credit facility (discussed below) to $ 9.0 million at June 30, 2007, as compared to $8.6 million at December 31, 2006. The Company generated positive cash flow from operations of $2.7 million during the six months ended June 30, 2007, as compared to negative cash flow from operations of $3.0 million in the same period in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $25.0 million, which will mature in March 2009. Although the maximum borrowing limit is $25.0 million, the credit facility limits borrowings to specified percentages of the value of eligible accounts receivable, inventory and certain personal assets of the Company’s Chairman, President and CEO. The difference between the limits on borrowings and the amount borrowed and outstanding at any time is defined as unused availability. Under the specific calculations defined in the credit agreement, the Company had $6.2 million of unused availability at June 30, 2007. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains requirements for periodic reporting of the value of the assets underlying the borrowing limit, change of ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

On April 16, 2007, the Company and the bank entered into the third amendment to its revolving bank credit facility entitled “Second Waiver and Amendment Agreement” (the “Third Amendment”) whereby the bank agreed to waive the Company’s then-existing defaults under the credit agreement, provided that the Company comply with the terms of the credit agreement, as amended, and the additional conditions of the Third Amendment. The defaults included failure to maintain the minimum fixed charge coverage ratio, failure to make a certain deferred purchase payment in a timely manner and failure to deliver certain financial information as required by the Credit Agreement. As amended by the Third Amendment, the fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio of between 1.00 and 1.05 to 1.00, depending on the particular fiscal month, for each month beginning December 2007 through May 2008, and a ratio of 1.15 to 1.00 for each month thereafter. In connection with the Third Amendment, Scott Dorfman, the Company’s Chairman, President and CEO agreed to grant the bank a security interest in certain personal assets which will be treated as additional collateral under the credit agreement. The bank has agreed to release that security interest, so long as no default exists and the fixed charge coverage ratio for the most recent period shall be equal or greater than 1.05 to 1.00, upon the earlier to occur of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full. The Third Amendment also amends certain other sections of the credit agreement, including requiring payment of an early termination fee equal to (i) 1.00% of the revolver commitment in the event of termination of the revolver commitment on or before November 14, 2007, and (ii) 0.25% of the revolver commitment in the event of termination of the revolver commitment after November 14, 2007, but before November 14, 2008; revising the borrowing base calculation to take into account the additional collateral pledged by Mr. Dorfman, allowing loan proceeds to be used to make deferred payments required in connection with the ClientLogic acquisition; granting the bank increased inspection and field examination rights for certain periods; requiring certain financial information reporting on a weekly basis; increasing the amount of purchase money debt allowed and revising the calculation of the fixed charge coverage ratio.

On June 29, 2007, the Company and the bank entered into the fourth amendment to its revolving bank credit facility entitled “Fourth Amendment Agreement” (the “Fourth Amendment”) whereby the bank agreed to adjust the definition of the defined term availability reserve from $2.0 million to $0.5 million until December 31, 2007 at which time the availability reserve would revert back to $2.0 million. Under the new definition, the Company was able to obtain an additional $1.5 million of advanced funds under the revolving credit agreement’s existing collateral and borrowing base availability until December 31, 2007.   Additionally, the fixed charge ratio requirement included in the Third Amendment dated April 16, 2007 was removed as a requirement for a portion of the availability to borrow under the revolving credit agreement, but remains i) at the same 1.05 to 1.0 requirement to allow release of the bank’s security interest in the specified personal assets of the Company’s Chairman, President and CEO and (ii) as a regulatory factor in the interest rate charged on borrowings under the line as decribed below.  The Company intends to use the additional availability to fund purchases of long term capital assets needed to support certain fulfillment operations and general working capital needs. Additionally, the Fourth Amendment provides that if there were a change in the officer occupying the office of Chief Financial Officer, the Chief Financial Officer position could remain unfilled for a maximum of 59 days and the new officer retained to hold the position would have to be suitable to the Bank or an Event of Default would occur.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on borrowings is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the six months ended June 30, 2007 and 2006, the Company incurred interest expense related to the line of credit of approximately $310,000 and $120,000, respectively, resulting in a weighted average interest rate of 7.67% and 6.47%, respectively. The Company also incurred unused revolving credit facility fees of approximately $20,000 and $27,000 during the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30 2007, the Company incurred interest expense and unused revolving credit fees of $152,000 and $11,000 respectively compared to the three months ended June 30, 2006 of $79,000 in interest expense and $13,000 of unused revolving credit fees. The weighted average interest rate for the three months ended June 30, was 7.73% and 6.37% in 2007 and 2006 respectively.

For the six months ended June 30, 2007, compared to June 30, 2006, the Company had an improvement in cash generated from operating activities of $5.7 million resulting from positive cash flow from operations of $2.7 million in 2007 compared to a negative cash flow from operations in 2006 of $3.0 million. The $5.7 improvement for the six months ended June 30, 2007 from the same period ended 2006 was due to the combination of a $1.4 million reduction in our net loss to a loss of $749,000 in 2007 from a loss of $2.1 million in 2006, non cash expenses for depreciation, which are included in the net loss, in 2007 of $2.6 million compared to $1.7 million in 2006 and the net effect of changes in the balances of all other working capital accounts mainly consisting of accounts receivable, accounts payable, accrued expenses and inventories providing $3.3 million.

During the six months ended June 30, 2007, net cash used in investing activities for capital additions was $2.7 million as compared to $5.4 million in the same period in 2006. The decrease in capital expenditures is primarily attributable to purchases made in 2006 associated with the opening of a new fulfillment center in Hebron, Kentucky for Target.com. In addition, $800,000 was used for an installment payment relating to the ClientLogic acquisition which was completed in the fourth quarter of 2006. All of these expenditures were funded through existing cash on hand and borrowings under the Company’s credit facility.

During the six months ended June 30, 2007, net cash provided by financing activities was $408,000 compared to $7.4 million net cash provided by financing activities in the same period in 2006. The difference between periods is mainly attributable to higher borrowings under the line of credit in 2006 for capital expenditures supporting the 2006 opening of the second Hebron, Kentucky fulfillment center.

The Company has generated positive cash flows from operations for the six months ended June 30, 2007 and for the calendar years 2005, 2004 and 2003; however we had negative cash flows from operations in 2006. Also in 2006, the Company borrowed a significant portion of the availability on its line of credit to provide funds for capital expenditures to build the Hebron, Kentucky fulfillment center, acquire the fulfillment center assets and client accounts of ClientLogic and fund the $2.7 million fourth quarter 2006 net loss. The acquisition of the Client-Logic accounts and the addition of the Hebron, Kentucky fulfillment center have generated a growth in revenues of 64.7% when comparing revenues of $55.8 million and $33.9 million for the six months ended June 30, 2007 and 2006 respectively. We anticipate both net income and positive cash flows from operations for the remainder of 2007; however portions of our client base have a seasonal peak in the fourth quarter of the year which requires additional working capital to support our service delivery which is billed in arrears. The 64.7% growth rate through the six months ended June 30, 2007 combined with the limited availability under our revolving credit line has resulted in our forecasting the need for additional access to short term liquidity in the second half of 2007. To meet that liquidity need, the Company and our Chairman, CEO and President Scott Dorfman have reached an agreement in principle such that Mr. Dorfman will provide availability of not more than $5.5 million in short term loans, guarantees or letters of credit (the “2007 Growth Loan”) to the Company as are necessary to allow the Company to fund its capital needs in advance of the 2007 holiday season. The specific terms for borrowing by the Company and ultimate repayment of any amounts borrowed under the Growth Loan are still under negotiation at the time of filing this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company estimates that its cash and financing needs through 2007 will be met by cash flows from operations, its credit facility and the Growth Loan.

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

Innotrac’s goodwill carrying amount as of June 30, 2007 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2007. The valuation supported that the fair value of the reporting unit at January 1, 2007 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of June 30, 2007 and December 31, 2006 was approximately $19.0 million and $18.3 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $14.3 million and $14.0 million has been recorded as of June 30, 2007 and December 31, 2006, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the six months ended June 30, 2007, an income tax benefit of $247,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised Statement clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Under the provisions of SFAS No. 123(R), the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) had no material impact on the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Additionally, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1 which provides further guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The combined effect of FIN 48 and FIN 48-1 is a requirement that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.3 million at December 31, 2006, which did not change significantly during the six months ended June 30, 2007. As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and FIN 48-1 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at June 30, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance. Therefore, the application of FIN 48 had no material impact on the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in federal securities rules) as of June 30, 2007.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures that our disclosure controls and procedures were ineffective as June 30, 2007, due to the conditions that led to the identification of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control Over Financial Reporting

On May 16, 2007 the Board of Directors of Innotrac Corporation (the “Company”) appointed George M. Hare as the Company’s new Chief Financial Officer. As reported in the Company’s Current Report on Form 8-K on May 17, 2007, Mr. Hare has served as the Chief Financial and principal financial officer of other publicly traded companies prior to joining Innotrac. As of June 30, 2007 and the date of filing this Form 10-Q, the Chief Executive Officer and Chief Financial Officer were developing a specific plan for enhancing the Company’s internal controls over financial reporting. Although the addition of an experienced Chief Financial Officer is a significant improvement in the Company’s internal controls over financial reporting, additional time to develop and enhance specific control procedures and processes is needed. Accordingly, the material weakness in our internal control over financial reporting discussed above has not been fully corrected and there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

Part II - Other Information

Item 1A. Risk Factors

Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.

As of December 31, 2006, Innotrac officers and directors owned approximately 48.8% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and their affiliates held 34%. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that as of April 3, 2007, the date of record for the 2007 Annual Meeting of Shareholders held on June 8, 2007, the Fund and Mr. Dadante owned 4,176,725 shares of common stock of the Company, representing approximately 34% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least November 2, 2007. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares. Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.

There were no other material changes except as disclosed above from risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

We have made no sales of unregistered securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2007(a)	19,316	$2.82	N/A	N/A
Total	19,316	$2.82	N/A	N/A

(a)
Upon vesting of restricted stock awards made pursuant to our 2000 Stock Option and Incentive Award Plan, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. All repurchases of our common stock during the second quarter of fiscal 2007 shown in the “Total Number of Shares Purchased” column represent shares returned to satisfy tax withholding obligations.

Item 4 - Submission of Matters to a Vote of Security Holders

On June 8, 2007, the Company held its annual meeting of shareholders in Duluth, Georgia. As of the record date, April 3, 2007, there were 12,280,610 shares of Common Stock issued, outstanding and entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 11,891,314 shares representing 96.83 % of the total shares of Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect the following directors to a three-year term expiring in 2010. The following table sets forth the number of votes cast “for” reelection and the number of votes “withheld” for the director. The shares previously voted by various brokerages in accounts in the name of IPOF, L.P.; IPOF Fund; David Dadante, David Dadante, Trustee; or D&D Publishing were considered null and void as directed by the Order of Judge O’Malley of the U.S. District Court (ND Ohio) and the court appointed receiver for such shares was in attendance at the meeting and voted these shares by casting a “withheld” ballot for such shares for the election of these directors.

	Number of Votes
	For	Withheld
Scott D. Dorfman	7,534,593	4,356,654
Thomas J. Marano	7,529,144	4,362,103

The directors whose terms continued after the meeting are Bruce V. Benator, Martin J. Blank and Joel E. Marks.

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d - 14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d - 14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: August 20, 2007	By: /s/ Scott D. Dorfman Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: August 20, 2007	By: /s/ George M. Hare George M. Hare Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)