Form 10-Q
period 2007-09-30
INNOTRAC CORP
filed 2007-11-14
CIK 1051114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes              No     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer              Accelerated filer              Non-accelerated filer     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes              No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 9, 2007
Common Stock $.10 par value per share	12,319,803 Shares

INNOTRAC CORPORATION
INDEX

Part I — Financial Information

Item 1 — Financial Statements

The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	September 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$597	$1,014
Accounts receivable (net of allowance for doubtful accounts of $235 at September 30, 2007 and $257 at December 31, 2006)	20,766	22,939
Inventory	919	1,729
Prepaid expenses and other	1,546	1,088
Total current assets	23,828	26,770
Property and equipment:
Rental equipment	294	344
Computer software and equipment	42,295	39,769
Furniture, fixtures and leasehold improvements	7,857	6,812
	50,446	46,925
Less accumulated depreciation and amortization	(32,490)	(29,089)
Property and equipment, net	17,956	17,836

Goodwill	25,169	25,169
Other assets, net	1,269	1,765
Total assets	$68,222	$71,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,857	$14,363
Line of credit	4,005	8,586
Term Loan	5,000	—
Accrued expenses and other	5,676	4,981
Total current liabilities	24,538	27,930
Noncurrent liabilities:
Other noncurrent liabilities.	1,165	1,576
Total noncurrent liabilities	1,165	1,576
Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,319,803 and 12,280,610 shares issued and outstanding as of September 30, 2007 and December 31, 2006 respectively	1,232	1,228
Additional paid-in capital	66,210	66,016
Accumulated deficit	(24,923)	(25,210)
Total shareholders’ equity	42,519	42,034

Total liabilities and shareholders’ equity	$68,222	$71,540

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$29,087	$19,091
Cost of revenues	16,215	9,589
Selling, general and administrative expenses	10,490	8,914
Depreciation and amortization	1,185	956
Total operating expenses	27,890	19,459
Operating income (loss)	1,197	(368)

Other expense:
Interest expense	161	120
Total other expense	161	120
Income (loss) before income taxes	1,036	(488)
Income taxes	—	—
Net income (loss)	$1,036	$(488)

Income (loss) per share:
Basic	$0.08	$(0.04)
Diluted	$0.08	$(0.04)

Weighted average shares outstanding:
Basic	12,320	12,281
Diluted	12,320	12,281

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and 2006
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$84,916	$52,996

Cost of revenues	47,960	26,467
Selling, general and administrative expenses	32,392	26,212
Depreciation and amortization	3,787	2,639
Total operating expenses	84,139	55,318
Operating income (loss)	777	(2,322)

Other expense:
Interest expense	490	278
Total other expense	490	278
Income (loss) before income taxes	287	(2,600)
Income taxes	—	—

Net income (loss)	$287	$(2,600)

Income (loss) per share:
Basic	$0.02	$(0.21)
Diluted	$0.02	$(0.21)

Weighted average shares outstanding:
Basic	12,296	12,281
Diluted	12,296	12,281

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$287	$(2,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,787	2,639
Provision for bad debts	(16)	73
Stock issued to settle employee stock bonus	111	—
Loss on disposal of fixed assets	—	8
Amortization of deferred compensation	88	84
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, gross	2,189	(2,149)
Decrease in inventory	810	2,599
Increase in prepaid expenses and other	(7)	(307)
Decrease in accounts payable	(3,305)	(1,522)
Increase in accrued expenses and other	281	1,391
Net cash provided by operating activities	4,225	216

Cash flows from investing activities:
Capital expenditures	(3,836)	(7,034)
Installment payment on previous acquisition of business	(800)	—
Net cash used in investing activities	(4,636)	(7,034)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(4,581)	5,892
Proceeds from term loan	5,000	—
Loan commitment fees	(425)	(20)
Net cash (used in) provided by financing activities	(6)	5,872

Net decrease in cash and cash equivalents	(417)	(946)
Cash and cash equivalents, beginning of period	1,014	2,068
Cash and cash equivalents, end of period	$597	$1,122

Supplemental cash flow disclosures:

Cash paid for interest	$505	$246

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2006 and September 30, 2007 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $88,000 and $84,000 in compensation expense for the nine months ended September 30, 2007 and 2006, respectively and $37,000 and $22,000 in compensation expense for the three months ended September 30, 2007 and 2006 respectively. As of September 30, 2007, approximately $413,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 115 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended
	September 30, 2007		September 30, 2006
Risk-free interest rate	4.52%		4.72%
Expected dividend yield	0%		0%
Expected lives	2.0	Years	2.0	Years
Expected volatility	72.5%		72.3%

Additionally, on April, 16, 2007, the Compensation Committee approved a bonus in the form of a grant of $165,000 or 58,509 shares at the April 16, 2007 closing price for our stock to four executives of the Company. The shares vested immediately upon issuance. To remit income taxes on the bonus, 19,316 of the 58,509 shares were not issued and the cash value of those shares at date of grant, or $54,471 was withheld for income taxes. The remaining value of the bonus, or 39,193 shares and $110,524 is presented as a non cash expense in cash flows from operations in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007.

2.	FINANCING OBLIGATIONS

The Company has a revolving bank credit agreement with a maximum borrowing limit of $15.0 million, which will mature in March 2009. Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to specified percentages of the value of eligible accounts receivable, inventory and certain personal assets of the Company’s Chairman, President and CEO, which totaled $16.9 million at September 30, 2007. Additionally, the $16.9 million is reduced by certain reserves for letters of credit outstanding and general lending reserves, which totaled $1.9 million at September 30, 2007. The difference between the limits on borrowings and the amount borrowed and outstanding at any time is defined as unused availability. At September 30, 2007, the Company had $4.0 million outstanding borrowings under the revolving bank credit agreement and under the specific calculations defined in the credit agreement, $11.0 million of unused availability. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

On June 29, 2007, the Company and the bank entered into the fourth amendment to its revolving bank credit facility entitled “Fourth Amendment Agreement” (the “Fourth Amendment”) whereby the bank agreed to adjust the definition of the defined term availability reserve from $2.0 million to $0.5 million until December 31, 2007 at which time the availability reserve would revert back to $2.0 million. Under the new definition, the Company was able to obtain an additional $1.5 million of advanced funds under the revolving credit agreement’s existing collateral and borrowing base availability until December 31, 2007. Additionally, the fixed charge ratio requirement included in the Third Amendment dated April 16, 2007 was removed as a requirement for availability to borrow under the revolving credit agreement, but remains at the same 1.05 to 1.0 requirement to i) allow release of the bank’s security interest in the specified personal assets of the Company’s Chairman, President and CEO and ii) a regulating factor in the interest rate charged on borrowings under the line as described below. The Company intends to use the additional availability to fund purchases of long term capital assets needed to support certain fulfillment operations and general working capital needs. Additionally, the Fourth Amendment provides that if there were a change in the officer occupying the office of Chief Financial Officer, the Chief Financial Officer position could remain unfilled for a maximum of 59 days and the new officer retained to hold the position would have to be suitable to the Bank or an Event of Default would occur.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreeement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described below as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company. Additionally, the Fifth Amendment amends certain provisions of the revolving credit agreement including i) a decrease in the maximum revolver amount that the Company may borrow under the First Lien Credit Agreement from $25 million to $15 million, ii) amending the fixed charge coverage ratio covenant to the same levels specified in the Second Lien Credit Agreement and iii) adding a limitation on the Company’s capital expenditures at the same levels specified in the Second Lien Credit Agreement. The reduction of the maximum available revolver amount to $15 million was consistent with the level of outstanding amounts owed under the revolving credit facility during the previous nine months and will result in lower unused revolving credit facility fees than the Company has experienced while the maximum availability was $25 million.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the three months ended September 30, 2007 and 2006, the Company incurred interest expense related to the revolving credit agreement of approximately $143,000 and $109,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense related to the revolving credit agreement of approximately $453,000 and $228,000, respectively. The Company also incurred unused revolving credit facility fees of approximately $11,000 and $12,000 during the three months ended September 30, 2007 and 2006, respectively, and $31,000 and $38,000 during the nine months ended September 30, 2007 and 2006, respectively.

On September 28, 2007, the Company entered into a Second Lien Term Loan and Security Agreement (the “Second Lien Credit Agreement”) with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).

Pursuant to the Second Lien Credit Agreement, the Company borrowed $5.0 million (the “Second Lien Loan Amount”) under the second lien secured credit facilities (the “Second Lien Credit Facility”) on September 28, 2007. The Second Lien Credit Agreement provides for an early termination fee in the event that the Company prepays all or any portion of the borrowings under Second Lien Credit Facility before December 28, 2007, and provides that the Company will pay a facility fee at closing, a success fee payable on the first anniversary of the closing and other fees customary for transactions of this type. The Company intends to use the proceeds of the Second Lien Credit Facility for completion of capital expenditure programs begun in early 2007, fourth quarter seasonal working capital requirements and other general corporate purposes. The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures. If the option to renew for five months is exercised, the Company will be obligated to pay five-twelfths or 41.7% of the initial closing and success fees incurred when the Second Lien Credit Facility was entered into on September 28, 2007.

There are no scheduled principal payments before maturity under the Second Lien Credit Facility. Interest accrued on borrowings outstanding under the Second Lien Credit Facility generally is payable on a monthly basis. Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to (a) the greater of (1) LIBOR or (2) 5.75% plus (b) 9.25%. Interest on borrowings under the Second Lien Credit Facility accruing during the period ending on and including December 31, 2007 (the “PIK Period”) will be capitalized on a monthly basis. On January 1, 2008, the Company may elect to pay the interest accrued during the PIK Period either entirely in cash, or by issuing an additional term note for such amount, payable to Chatham, to be repaid in accordance with the terms of the Second Lien Credit Agreement. Also on January 1, 2008, the Company must prepay the interest to accrue on borrowings outstanding under the Second Lien Credit Facility between January 1, 2008 and June 30, 2008, by issuing an additional note for such amount to Chatham, to be repaid in accordance with the terms of the Second Lien Credit Agreement. In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

The Company’s obligations under the Second Lien Credit Facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets and property of the Company. The Company’s obligations under the Second Lien Credit Facility are partially guaranteed by Scott Dorfman, the Company’s Chairman, President, and Chief Executive Officer, pursuant to a Limited Guaranty Agreement between Mr. Dorfman and Chatham Credit Management III, LLC. Mr. Dorfman has also pledged as partial collateral for the loans under the Second Lien Credit Facility, pursuant to a Guarantor Pledge Agreement between Mr. Dorfman and Chatham Credit Management III, LLC, the membership interests he owns in Chatham Investment Fund II, LLC and Chatham Investment Fund III, LLC (collectively, the “Chatham Funds”). Mr. Dorfman’s guarantee is limited to the value of this Chatham Funds collateral. Chatham Investment Fund III, LLC is one of the lenders under the Second Lien Credit Agreement, and both of the Chatham Funds are affiliated with the other Chatham entities acting as agents and lenders under the Second Lien Credit Agreement. Mr. Dorfman previously served on the advisory board of Chatham Investment Fund II, LLC.

The Second Lien Credit Agreement contains a fixed charge coverage ratio covenant that requires the Company to maintain a minimum fixed charge coverage ratio of between 0.90 and 1.05 to 1.00, depending on the particular fiscal month, for each month between December 2007 and September 2008, and a ratio of 1.10 to 1.00 for each month thereafter. The Second Lien Credit Agreement also limits the amount of capital expenditures the Company may make in any fiscal year beginning in the fiscal year 2008 to $4,500,000. The Second Lien Credit Agreement contains such other representations and warranties, affirmative and negative covenants and events of default (and, as appropriate, grace periods) as are usual and customary for financings of this kind.

Simultaneous with the execution of the Fifth Amendment and the Second Lien Credit Agreement, the bank and Chatham entered into an intercreditor agreement defining the relative priority of security interests and other subordination terms as are usual and customary for creditors in financings of this kind.

Interest on borrowings under the Second Lien Credit Agreement, which began on September 28, 2007 amounted to approximately $6,000 and was accrued at the rate of 15.0%.

Including interest on both the revolving credit agreement and Second Lien Credit Agreement in 2007 and only the revolving credit agreement in 2006, the Company incurred a weighted average interest rate of 7.8% and 6.7% for the nine months ended September 30, 2007 and 2006 respectively. For the three months ended September 30, 2007 and 2006, the weighted average interest rate was 8.1% and 6.8% respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Diluted earnings per share:
Weighted average shares outstanding	12,320	12,281	12,296	12,281
Employee and director stock options and unvested restricted shares	—	—	—	—
Weighted average shares assuming dilution	12,320	12,281	12,296	12,281

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Options outstanding to purchase 1.9 million shares of the Company’s common stock for the three months ended September 30, 2007 and 1.8 million shares for the nine months ended September 30, 2007 were not included in the computation of diluted EPS because their strike price was greater than the market value of our common stock on September 30, 2007. Options outstanding to purchase 1.6 million shares for both the three and nine months ended September 30, 2006 were not included in the computation of diluted EPS because their effect was anti-dilutive.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of September 30, 2007 and December 31, 2006 was approximately $18.9 million and $18.3 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $13.9 million and $14.0 million has been recorded as of September 30, 2007 and December 31, 2006, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the nine months ended September 30, 2007, the deferred tax expense of $156,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions and in May 2007 the FASB issued FASB Staff Position (FSP) 48-1 which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The combined effect of FIN 48 and FSP 48-1 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.3 million at December 31, 2006, which did not change significantly during the nine months ended September 30, 2007. As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at September 30, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance. Therefore, the application of FIN 48 and FSP 48-1 had no material impact on the financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Shareholder Rights Plan. In December 1997, the Company’s Board of Directors approved a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on January 1, 1998 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A participating cumulative preferred stock, par value $.10 per share, at a price of $60.00 (the “Purchase Price”), subject to adjustment. The rights are not exercisable until ten calendar days after a person or group (an “Acquiring Person”) buys, or announces a tender offer for, 15% or more of the Company’s common stock. Such ownership level was increased on November 5, 2003 to 40% for IPOF Fund, LP that owned approximately 34.0% of the shares outstanding on September 30, 2007. In the event the rights become exercisable, each right will entitle the holder to receive that number of shares of common stock having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The rights will expire on January 1, 2008, unless extended, unless the rights are earlier exchanged, or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per right. No shares have been issued under the Rights Plan.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three and nine months ended September 30, 2007 and 2006, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $3,000 for both the three months ended September 30, 2007 and 2006 respectively. The Company incurred a penalty of approximately $10,000 and $21,000 for the nine months ended September 30, 2007 and 2006 respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

On September 28, 2007, the Company entered into a Second Lien Credit Agreement in the amount of $5.0 million with Chatham Credit Management III, LLC (“Chatham”). Scott Dorfman is a private investor in various funds managed by Chatham. The Loan is subordinated to the revolving credit facility held with Wachovia Bank, N.A. Additionally, the Second Lien Credit agreement is partially guaranteed by Mr. Dorfman in an amount up to the value of Mr. Dorfman’s investment in the Chatham Funds. The terms of the loan are more fully described in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

7.	SUBSEQUENT EVENTS

On October 10, 2007 certain investors in the IPOF Fund filed a complaint in Ohio state court against the Company and certain officers and former officers of the Company raising various claims related to the actions of Mr. Dadante or Dadante-related entities and the IPOF Fund. The Company intends to file a motion to remove the matter to the United States District Court, Northern District of Ohio. The Company believes the claims are without merit.

On November 2, 2007 the United States District Court in Cleveland, Ohio granted the court appointed receiver’s motion to extend the period during which financial institutions holding Company stock owned by the IPOF Fund, Mr. Dadante or Dadante-related entities are restricted from trading any of these shares as defined in the Court’s prior orders until February 1, 2008. The Company continues to be engaged in discussions with the receiver to explore avenues for the disposition of the shares in a manner that causes as little disruption to the market for Company stock as possible, and which would reasonably assure that the shares held by the receiver would be fairly valued in any disposition.

On November 6, 2007, AT&T notified us that they have decided to transition their fulfillment business in-house. AT&T indicated that their expectation is to transition the business late in 2008 and that they plan to start the details of transition timelines over the next several months. For the nine months ended September 30, 2007, the AT&T business represented approximately 13% of our total revenue. During this transition period we will be reviewing our operations to provide a stable transition in our operating infrastructure. Our communications with AT&T on their decision have confirmed that we have a very positive relationship with them and that our services are highly regarded within the AT&T organization.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under “Item 1A — Risk Factors” in our Annual Report on Form 10-K and in Part II — Item 1A — Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Mix

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line/Vertical	2007	2006	2007	2006
Telecommunications	4.6%	6.4%	5.3%	7.5%
Modems	19.1	24.4	18.3	25.5
Retail/Catalog	37.6	37.0	34.9	33.4
Direct Marketing	28.9	23.1	30.2	22.3
Business-to-Business (“B2B”)	9.8	9.1	11.3	11.3
	100.0%	100.0%	100.0%	100.0%

Retail, Catalog and Direct Marketing. The Company provides a variety of fulfillment and customer support services for a significant number of retail, catalog and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc. and Thane International. We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our revenues attributable to our retail and catalog clients will increase during the remainder of 2007 due to the additional revenue from seasonal clients, including Target.com, in the fourth quarter of 2007, while the revenues attributable to our direct marketing clients will decrease slightly as a percentage of overall revenue due to the increase in revenues related to retail and catalog clients.

Telecommunications and Modems. The Company continues to be a major provider of fulfillment and customer support services to the telecommunications industry. Inventory for our telecommunications and DSL modem clients is held on a consignment basis, with the exception of certain AT&T inventory for which we are contractually indemnified, and includes items such as telephones, caller ID equipment, DSL modems and ancillary equipment. Due to a decline in our telecommunications business as a result of reduced volumes resulting from the maturity of the telephone and Caller ID equipment business and an increase in revenues generated from our retail, catalog and direct marketing clients, we anticipate that the percentage of our revenues attributable to telecommunications and DSL modem clients will decline during the remainder of 2007 despite increased volumes from our DSL modern business.

On November 6, 2007, AT&T notified us that they have decided to transition their fulfillment business in-house. AT&T indicated that their expectation is to transition the business late in 2008 and that they plan to start the details of transition timelines over the next several months.  For the nine months ended September 30, 2007, the AT&T business represented approximately 13% of our total revenue. During this transition period we will be reviewing our operations to provide a stable transition in our operating infrastructure. Our communications with AT&T on their decision have confirmed that we have a very positive relationship with them and that our services are highly regarded within the AT&T organization.

Business-to-Business. The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is a relatively steady area of our business.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2007 and 2006. The data has been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.7	50.2	56.5	49.9
Selling, general and administrative expenses	36.1	46.7	38.1	49.5
Depreciation and amortization	4.1	5.0	4.5	5.0
Operating income (loss)	4.1	(1.9)	0.9	(4.4)
Other expense, net	0.5	0.7	0.6	0.5
Income (loss) before income taxes	3.6	(2.6)	0.3	(4.9)
Income tax benefit	—	—	—	—
Net income (loss)	3.6%	(2.6)%	0.3%	(4.9)%

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues. Net revenues increased 52.4% to $29.1 million for the three months ended September 30, 2007 from $19.1 million for the three months ended September 30, 2006. This increase was primarily attributable to a $4.2 million increase in revenue from our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition, a $3.9 million increase in retail and catalog revenue due to the addition of several new clients, including Target.com, a $1.1 million increase in revenues from our B2B vertical due to the addition of a client acquired in the ClientLogic acquisition, a $883,000 increase in revenues from our DSL clients due to increased volumes and a $123,000 increase in revenues from our telecommunications clients related to the addition of a client from the ClientLogic acquisition offset by decreased volumes from our existing clients due to the maturity of the telephone and Caller ID equipment business.

Cost of Revenues. Cost of revenues increased 69.1% to $16.2 million for the three months ended September 30, 2007, compared to $9.6 million for the three months ended September 30, 2006. Cost of revenues as a percent of revenue increased to 55.7% from 50.2% for the three months ended September 30, 2007 and 2006 respectively. The increase in cost of revenues was primarily due to an increase in labor and freight expense related to the increase in revenue from the addition of new clients, including Target.com and those resulting from the ClientLogic acquisition. The increase in cost of revenues as a percentage of revenue primarily relates to a change in the business mix to clients with lower gross profit as a percent of revenue.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2007 increased to $10.5 million, or 36.1% of revenues, compared to $8.9 million, or 46.7% of revenues, for the same period in 2006. The increase in expenses in 2007 as compared to 2006 was primarily attributable to an increase in facility, equipment and management expense of approximately $1.1 million due to the additional space taken in the second quarter of 2007 for Target.com and the addition of the facility relating to the ClientLogic acquisition in the fourth quarter of 2006. SG&A expenses as a percentage of revenue have declined as a result of our growth in revenue requiring comparatively less additional administrative expenses to support and manage the organization.

Interest Expense. Interest expense for the three months ended September 30, 2007 and September 30, 2006 was $161,000 and $120,000, respectively. The $41,000 increase resulted mainly from the combined effect of an increase in the amount outstanding under the revolving credit agreement and an increase in the interest rate charged by our bank while our fixed charge ratio is below 1.0 causing our weighted average interest rate to increase to 8.1% from 6.8% for the three months ended September 30, 2007 and 2006 respectively.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with profits for the three months ended September 30, 2007 and losses for the three months ended September 30, 2006 were offset by a corresponding decrease and increase of this valuation allowance resulting in an effective tax rate of 0% for the three months ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues. Net revenues increased 60.2% to $84.9 million for the nine months ended September 30, 2007 from $53.0 million for the nine months ended September 30, 2006. This increase was primarily attributable to a $14.1 million increase in revenue from our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition, a $12.0 million increase in retail and catalog revenue due to the addition of several new clients, including Target.com, a $3.6 million increase in revenues from our B2B vertical due to the addition of a client acquired in the ClientLogic acquisition, a $2.0 million increase in revenues from our DSL clients due to increased volumes and a $547,000 increase in revenues from our telecommunications clients related to the addition of a client from the ClientLogic acquisition offset by decreased volumes from our existing clients due to the maturity of the telephone and Caller ID equipment business.

Cost of Revenues. Cost of revenues increased 81.2% to $48.0 million for the nine months ended September 30, 2007, compared to $26.5 million for the nine months ended September 30, 2006. Cost of revenues as a percent of revenue increased to 56.5% from 49.9% for the nine months ended September 30, 2007 and 2006 respectively. The cost of revenues increase was primarily due to an increase in labor and freight expense related to the increase in revenue from the addition of new clients, including Target.com and those resulting from the ClientLogic acquisition. The increase in cost of revenues as a percentage of revenue primarily relates to a change in the business mix to clients with lower gross profit as a percent of revenue.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2007 increased to $32.4 million or 38.1% of revenues, compared to $26.2 million, or 49.5% of revenues, for the same period in 2006. The increase in expenses in 2007 as compared to 2006 was primarily attributable to an increase in facility, equipment and management expense of approximately $4.8 million due to additional space taken in the second quarter 2007 for Target.com and the addition of the facility relating to the ClientLogic acquisition in the fourth quarter of 2006. S,G & A expense as a percentage of revenue have declined as a result of our growth in revenue requiring comparatively less additional administrative expenses to support and manage the organization.

Interest Expense. Interest expense for the nine months ended September 30, 2007 and 2006 was $490,000 and $278,000, respectively. The $212,000 increase resulted mainly from the combined effect of an increase in the amount outstanding under the revolving credit agreement and an increase in the interest rate charged by our bank while our fixed charge ratio is below 1.0 causing our weighted average interest rate to increase to 7.8% from 6.7% for the nine months ended September 30, 2007 and 2006 respectively.

Income Taxes. The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with losses for the nine months ended September 30, 2007 and 2006 were offset by a corresponding increase of this valuation allowance resulting in an effective tax rate of 0% for the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving bank credit facility. In August 2007, the Company determined additional liquidity was required to support capital expenditures and working capital needs which were forecasted to occur during 2007 end of year seasonal business volumes. As more fully described below, the Company entered into a $5.0 million Second Lien Credit Agreement to provide that liquidity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had cash and cash equivalents of approximately $597,000 at September 30, 2007 as compared to $1.0 million at December 31, 2006. Additionally, the Company decreased its borrowings outstanding under its revolving credit facility (discussed below) to $4.0 million at September 30, 2007, as compared to $8.6 million at December 31, 2006. This reduction resulted from the use of the proceeds from a $5.0 million one year term loan from Chatham Credit Management III, LLC more fully described below. The Company generated positive cash flow from operations of $4.2 million during the nine months ended September 30, 2007, as compared to positive cash flow from operations of $216,000 in the same period in 2006.

The Company has a revolving bank credit agreement with a maximum borrowing limit of $15.0 million, which will mature in March 2009. Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to specified percentages of the value of eligible accounts receivable, inventory and certain personal assets of the Company’s Chairman, President and CEO. The difference between the limits on borrowings and the amount borrowed and outstanding at any time is defined as unused availability. Under the specific calculations defined in the credit agreement, the Company had $11.0 million of unused availability at September 30, 2007. The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement. The revolving credit agreement contains requirements for periodic reporting of the value of the assets underlying the borrowing limit, change of ownership control and other covenants. The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender. Noncompliance with any of the covenants allows the lender to declare any outstanding borrowing amounts to be immediately due and payable.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 29, 2007, the Company and the bank entered into the fourth amendment to its revolving bank credit facility entitled “Fourth Amendment Agreement” (the “Fourth Amendment”) whereby the bank agreed to adjust the definition of the defined term availability reserve from $2.0 million to $0.5 million until December 31, 2007 at which time the availability reserve would revert back to $2.0 million. Under the new definition, the Company was able to obtain an additional $1.5 million of advanced funds under the revolving credit agreement’s existing collateral and borrowing base availability until December 31, 2007. Additionally, the fixed charge ratio requirement included in the Third Amendment dated April 16, 2007 was removed as a requirement for availability to borrow under the revolving credit agreement, but remains at the same 1.05 to 1.0 requirement to i) allow release of the bank’s security interest in the specified personal assets of the Company’s Chairman, President and CEO and ii) a regulating factor in the interest rate charged on borrowings under the line as described below. The Company intends to use the additional availability to fund purchases of long term capital assets needed to support certain fulfillment operations and general working capital needs. Additionally, the Fourth Amendment provides that if there were a change in the officer occupying the office of Chief Financial Officer, the Chief Financial Officer position could remain unfilled for a maximum of 59 days and the new officer retained to hold the position would have to be suitable to the Bank or an Event of Default would occur.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described below as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company. Additionally, the Fifth Amendment amends certain provisions of the revolving credit agreement including i) a decrease in the maximum revolver amount that the Company may borrow under the First Lien Credit Agreement from $25 million to $15 million, ii) amending the fixed charge coverage ratio covenant to the same levels specified in the Second Lien Credit Agreement and iii) adding a limitation on the Company’s capital expenditures at the same levels specified in the Second Lien Credit Agreement. The reduction of the maximum available revolver amount to $15 million was consistent with the level of outstanding amounts owed under the revolving credit facility during the previous nine months and will result in lower unused revolving credit facility fees than the Company has experienced while the maximum availability was $25 million.

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points. During the three months ended September 30, 2007 and 2006, the Company incurred interest expense related to the revolving credit agreement of approximately $143,000 and $109,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense related to the revolving credit agreement of approximately $453,000 and $228,000, respectively. The Company also incurred unused revolving credit facility fees of approximately $11,000 and $12,000 during the three months ended September 30, 2007 and 2006, respectively, and $31,000 and $38,000 during the nine months ended September 30, 2007 and 2006, respectively.

On September 28, 2007, the Company entered into a Second Lien Term Loan and Security Agreement (the “Second Lien Credit Agreement”) with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).

Pursuant to the Second Lien Credit Agreement, the Company borrowed $5 million (the “Second Lien Loan Amount”) under the second lien secured credit facilities (the “Second Lien Credit Facility”) on September 28, 2007. The Second Lien Credit Agreement provides for an early termination fee in the event that the Company prepays all or any portion of the borrowings under Second Lien Credit Facility before December 28, 2007, and provides that the Company will pay a facility fee at closing, a success fee payable on the first anniversary of the closing and other fees customary for transactions of this type. The Company intends to use the proceeds of the Second Lien Credit Facility for completion of capital expenditure programs begun in early 2007, fourth quarter seasonal working capital requirements and other general corporate purposes. The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures. If the option to renew for five months is exercised, the Company will be obligated to pay five-twelfths or 41.7% of the initial closing and success fees incurred when the Second Lien Credit Facility was entered into on September 28, 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are no scheduled principal payments before maturity under the Second Lien Credit Facility. Interest accrued on borrowings outstanding under the Second Lien Credit Facility generally is payable on a monthly basis. Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to (a) the greater of (1) LIBOR or (2) 5.75% plus (b) 9.25%. Interest on borrowings under the Second Lien Credit Facility accruing during the period ending on and including December 31, 2007 (the “PIK Period”) will be capitalized on a monthly basis. On January 1, 2008, the Company may elect to pay the interest accrued during the PIK Period either entirely in cash, or by issuing an additional term note for such amount, payable to Chatham, to be repaid in accordance with the terms of the Second Lien Credit Agreement. Also on January 1, 2008, the Company must prepay the interest to accrue on borrowings outstanding under the Second Lien Credit Facility between January 1, 2008 and June 30, 2008, by issuing an additional note for such amount to Chatham, to be repaid in accordance with the terms of the Second Lien Credit Agreement. In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

The Company’s obligations under the Second Lien Credit Facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets and property of the Company. The Company’s obligations under the Second Lien Credit Facility are partially guaranteed by Scott Dorfman, the Company’s Chairman, President, and Chief Executive Officer, pursuant to a Limited Guaranty Agreement between Mr. Dorfman and Chatham Credit Management III, LLC. Mr. Dorfman has also pledged as partial collateral for the loans under the Second Lien Credit Facility, pursuant to a Guarantor Pledge Agreement between Mr. Dorfman and Chatham Credit Management III, LLC, the membership interests he owns in Chatham Investment Fund II, LLC and Chatham Investment Fund III, LLC (collectively, the “Chatham Funds”). Mr. Dorfman’s guarantee is limited to the value of this Chatham Funds collateral. Chatham Investment Fund III, LLC is one of the lenders under the Second Lien Credit Agreement, and both of the Chatham Funds are affiliated with the other Chatham entities acting as agents and lenders under the Second Lien Credit Agreement. Mr. Dorfman previously served on the advisory board of Chatham Investment Fund II, LLC.

The Second Lien Credit Agreement contains a fixed charge coverage ratio covenant that requires the Company to maintain a minimum fixed charge coverage ratio of between 0.90 and 1.05 to 1.00, depending on the particular fiscal month, for each month between December 2007 and September 2008, and a ratio of 1.10 to 1.00 for each month thereafter. The Second Lien Credit Agreement also limits the amount of capital expenditures the Company may make in any fiscal year beginning in the fiscal year 2008 to $4,500,000. The Second Lien Credit Agreement contains such other representations and warranties, affirmative and negative covenants and events of default (and, as appropriate, grace periods) as are usual and customary for financings of this kind.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Simultaneous with the execution of the Fifth Amendment and the Second Lien Credit Agreement, the bank and Chatham entered into an intercreditor agreement defining the relative priority of security interests and other subordination terms as are usual and customary for creditors in financings of this kind.

Interest on borrowings under the Second Lien Credit Agreement, which began on September 28, 2007 amounted to approximately $6,000 and was accrued at the rate of 15.0%.

Including interest on both the revolving credit agreement and Second Lien Credit Agreement in 2007 and only the revolving credit agreement in 2006, the Company incurred a weighted average interest rate of 7.8% and 6.7% for the nine months ended September 30, 2007 and 2006 respectively. For the three months ended September 30, 2007 and 2006, the weighted average interest rate was 8.1% and 6.8% respectively.

For the nine months ended September 30, 2007, compared to September 30, 2006, the Company had an improvement in cash generated from operating activities of $4.0 million resulting from positive cash flow from operations of $4.2 million in 2007 compared to positive cash flow from operations in 2006 of $216,000. The $4.0 improvement for the nine months ended September 30, 2007 from the same period ended 2006 was due to the combination of a $2.9 million reduction in our net loss to income of $287,000 in 2007 from a loss of $2.6 million in 2006, non cash expenses for depreciation, which are included in the net loss, in 2007 of $3.8 million compared to $2.6 million in 2006 and the net effect of changes in the balances of all other working capital accounts mainly consisting of accounts receivable, accounts payable, accrued expenses and inventories using $100,000.

During the nine months ended September 30, 2007, net cash used in investing activities was $4.6 million as compared to $7.0 million in the same period in 2006. The decrease of $2.4 million was due to a $3.2 million reduction in capital expenditures primarily attributable to purchases made in 2006 associated with the opening of a new fulfillment center in Hebron, Kentucky for Target.com, offset by an $800,000 installment payment made in the second quarter of 2007 related to the fourth quarter 2006 ClientLogic acquisition. All of these expenditures were funded through existing cash on hand and borrowings under the Company’s credit facility or the proceeds from the $5.0 million term loan discussed above.

During the nine months ended September 30, 2007, net cash used in financing activities was $6,000 compared to $5.9 million net cash provided by financing activities in the same period in 2006. The difference between periods is mainly attributable to higher borrowings under the line of credit in 2006 for capital expenditures supporting the 2006 opening of the second Hebron, Kentucky fulfillment center while, in 2007, the proceeds of the $5.0 million term loan were used to repay amounts owed under the already existing revolving credit agreement with the bank.

The Company has generated positive cash flows and net income from operations for the nine months ended September 30, 2007 and has generated positive cash flows from operations for the calendar years 2005, 2004 and 2003; however we had negative cash flows from operations in 2006. Also in 2006, the Company borrowed a significant portion of the availability on its line of credit to provide funds for capital expenditures to build the Hebron, Kentucky fulfillment center, acquire the fulfillment center assets and client accounts of ClientLogic and fund the $2.7 million fourth quarter 2006 net loss. The acquisition of the ClientLogic accounts and the addition of the Hebron, Kentucky fulfillment center have been the major contributing factors generating a growth in revenues of 60% when comparing revenues of $84.9 million and $53.0 million for the nine months ended September 30, 2007 and 2006 respectively. We anticipate net income from operations for the remainder of 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company estimates that its cash and financing needs through 2007 will be met by cash flows from operations, its credit facility and the proceeds of the Second Lien Credit Agreement.

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

Innotrac’s goodwill carrying amount as of September 30, 2007 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2007. The valuation supported that the fair value of the reporting unit at January 1, 2007 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of September 30, 2007 and December 31, 2006 was approximately $18.9 million and $18.3 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $46.8 million at December 31, 2006 that expires between 2021 and 2026.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $13.9 million and $14.0 million has been recorded as of September 30, 2007 and December 31, 2006, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the nine months ended September 30, 2007, an income tax expense of $156,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Additionally, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1 which provides further guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The combined effect of FIN 48 and FIN 48-1 is a requirement that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.3 million at December 31, 2006, which did not change significantly during the nine months ended September 30, 2007. As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and FIN 48-1 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at September 30, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance. Therefore, the application of FIN 48 had no material impact on the financial statements.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its revolving credit facility and its Second Lien Credit Agreement, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. The Company believes this exposure is immaterial due to the short-term nature of these borrowings. Additionally, all of the Company’s lease obligations are fixed in nature as discussed in Note 5 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and other filings on file with the Securities and Exchange Commission, and the Company has no long-term purchases commitments.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in federal securities rules) as of September 30, 2007.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures that our disclosure controls and procedures were ineffective as of September 30, 2007, due to the conditions that led to the identification of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control Over Financial Reporting

On May 16, 2007 the Board of Directors of Innotrac Corporation (the “Company”) appointed George M. Hare as the Company’s new Chief Financial Officer. As reported in the Company’s Current Report on Form 8-K on May 17, 2007, Mr. Hare has served as the Chief Financial and principal financial officer of other publically traded companies prior to joining Innotrac. As of the date of filing this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have developed a specific plan for enhancing the Company’s internal controls over financial reporting. That plan includes the addition of two staff members in the area of accounting and financial analysis, documentation and testing of the Company’s more significant financial reporting, operating and disclosure controls and improved controls over delegated authority by the Chief Executive Officer and Chief Financial Officer. Implementation of these various improvements are scheduled to be completed before the end of the first quarter of 2008. Accordingly, the material weakness in our internal control over financial reporting discussed above has not been fully corrected and there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

Part II Other Information

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that as of April 3, 2007, the date of record for the 2007 Annual Meeting of Shareholders held on June 8, 2007, the Fund and Mr. Dadante owned 4,176,725 shares of common stock of the Company, representing approximately 34% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least February 1, 2008. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares. Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.

There were no other material changes except as disclosed above from risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 6 — Exhibits

Exhibits:

10.4(aa)	Fifth Amendment to Loan and Security Agreement with Wachovia Bank, National Association

10.29(a)	Second Lien Term Loan and Security Agreement with Chatham Credit Management III, LLC as Agent for Chatham Investment Fund III, LLC and Chatham Investment Fund QP III, LLC

10.29(b)	Limited Guaranty Agreement between Scott Dorfman and Chatham Credit management III, LLC.

10.29(c)	Guarantor Pledge Agreement between Scott Dorfman and Chatham Credit Management III, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d — 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d — 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: November 14, 2007	By: /s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: November 14, 2007	By: /s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer
and Principal AccountingOfficer)