Form 10-K
period 2007-12-31
INNOTRAC CORP
filed 2008-04-15
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes    ☐            No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐             No    ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter was $5,643,178 based on the closing sale price of the Common Stock as reported by the Nasdaq Global Market on such date.  See Item 12.

At March 18, 2008, there were 12,319,804 shares of Common Stock, par value $0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2007.

ii

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

Innotrac’s core competencies include:

●	Fulfillment Services:

	●	sophisticated warehouse management technology
	●	automated shipping solutions
	●	real-time inventory tracking and order status
	●	purchasing and inventory management
	●	channel development
	●	zone skipping for shipment cost reduction
	●	product sourcing and procurement
	●	packaging solutions
	●	back-order management
	●	returns management

●	Customer Support Services:

	●	inbound call center services
	●	technical support and order status
	●	returns and refunds processing
	●	call centers integrated into fulfillment platform
	●	cross-sell/up-sell services
	●	collaborative chat
	●	intuitive e-mail response

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

The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and caller ID equipment and Digital Subscriber Line Modems (“Modems”) for clients such as AT&T, Inc. and Qwest Communications International, Inc. and their customers.  The consolidation in the telecommunications industry resulted in the acquisition of BellSouth by AT&T in December of 2006.  On November 6, 2007, AT&T notified us that it intended to transition its fulfillment business in-house.  The transition date was initially planned for the fourth quarter of 2008 but is now expected to occur some time in 2009.  After that transition is complete, we project that our telecommunications and modems customers may represent less than 5% of our annual revenues.

The Company also provides these services for business-to-business (“B2B”) clients including Books are Fun, Ltd. (a subsidiary of Readers’ Digest), NAPA and The Walt Disney Company.

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2007 and 2006:

	2007	2006
Retail/Catalog	38.3%	38.2%
Direct Marketing	29.7	21.8
Modems	16.7	21.9
B2B	10.7	11.2
Telecommunications products	4.6	6.9
	100.0%	100.0%

On October 31, 2006, the Company acquired the fulfillment and reverse logistics business of ClientLogic, located in Columbus, Ohio, for $3.2 million which included estimated payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, totaling $1.4 million.  During the twelve months ended December 31, 2007, the value of those estimated payments has been reduced from $1.4 million to $0.8 million largely due to the loss of one customer which was under negotiations for renewal at the time of the acquisition.  The acquisition added several large clients consistent with our existing business lines and complementary to our core competencies.  The majority of the clients acquired have long standing relationships with the operation in the Columbus facility and we anticipate that the relationships will continue.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook and Romeoville, Illinois, Hebron, Kentucky and Columbus, Ohio, our national footprint is virtually complete.  We are committed to deeper penetration within our existing business lines and continued diversification of our client base.  Our long-term goal is to have our business mix spread evenly across a higher number of clients in diverse industries. We will continue to seek new clients and may open additional facilities as needed to service our customers’ business needs.

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

Our Atlanta operations earned ISO 9001:2000 certification in 2002, our Hebron, Kentucky operations earned ISO 9001:2000 certification in 2003, our Pueblo operations earned ISO 9001:2000 certification in 2004, our Chicago operations earned ISO 9001:2000 certification in 2005 and our Reno operations earned ISO 9001:2000 certification in 2006. We are dedicated to providing quality service to our clients at every step in the fulfillment process.  To ensure order accuracy, shipment inspection and system driven validation are performed to prove the contents exactly match the order prior to shipment.  In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order.  Our 2007 order accuracy rate exceeded 99.7%.

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

Product Consignment and Warehousing.  For substantially all of our clients, we warehouse products on a consignment basis and fulfill orders on behalf of our customers for a fee.   In certain cases (primarily AT&T), we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.

Customer Support Services

Another of our core competencies is providing customer support services.  We believe these services are critical to a comprehensive order processing and order fulfillment solution.  Our customer support services are described below.

Inbound Call Center Services.  Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions.  From time to time they may sell equipment, other products and telephone company services to customers who call us.  To properly handle the call, Innotrac’s automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the interactive voice response (“IVR”) system or an Innotrac customer service representative.  If the caller is placing an order, the caller is immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center.  If the customer has a question, complaint or needs return information, the IVR system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives specially trained in the applicable client’s business and products and to answer using the client’s name.  Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer’s question.  A senior representative is available to provide additional assistance for complex or unique customer questions.  Customer service representatives are also trained to handle introductory level technical support issues.  Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

Technology

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs.  Our information technology group, or IT Group, has developed our database marketing support and management systems.  Innotrac has a technical integration platform written in Java over an Oracle database, which contains a complete web interface using XML-based Advanced Programming Interface tools that allows clients to transact with us electronically.  We deploy the solution running on Sun Solaris utilizing Veritas cluster server software, which provides a high availability computing environment.  Veritas backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to quickly increase data capacity.  Our EMC storage solutions provide rapid access to data and the ability to scale quickly depending on business demands.  Network connectivity is achieved with Cisco routers and local directors.

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

We utilize three primary warehouse management systems depending on our business line and our locations.  We utilize PKMS warehouse management systems for clients at our Pueblo, Atlanta and Chicago-Romeoville warehouses.  PKMS is an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping.  PKMS provides efficiencies in inventory management, outbound distribution and task management.  Our Chicago-Bolingbrook and Hebron facilities utilize an Optum warehouse management system, which is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers.

Our Reno facility utilizes an internally-developed, customized order management system (“OMS”) that is fully integrated with a customized warehouse management solution and includes front-end customer relationship management capabilities, which we believe is suitable for direct marketing clients.

We believe that our use of different systems for different types of clients and products allows us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions.  The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2007 was supporting approximately 450 representatives.  Additionally, the ACD system is integrated with software designed to enable management to staff and supervise the call center based on call length and call volume data compiled by the ACD system.  Our call center in Reno employs an Aspect ACD Enterprise System switch and as of December 31, 2007 was supporting approximately 80 representatives.  Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our two call centers and eight fulfillment centers’ order management systems where it is processed.  Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2008, we had over 1,400 full-time employees supported by temporary staff on an as-needed basis.  Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.  Currently, we are not a party to any collective bargaining agreements.  None of our employees are unionized.

Competition

In tailoring services to client needs, we compete on the basis of quality, reliability of service, scope of locations, efficiency, technical capabilities, speed and price.  We compete with many companies, some of which have greater resources than we do with respect to various portions of our business.  Those companies include fulfillment businesses and call center operations.  We believe that our comprehensive and integrated services differentiate us from many of those competitors.  We continuously explore new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes we can develop a superior outsourced solution on a cost-effective basis.  We primarily compete with the in-house operations of our current and potential clients and also compete with certain companies that provide similar services on an outsourced basis.

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

Section 222 of the Telecommunications Act of 1996 introduced restrictions on telecommunications carriers’ usage of customer proprietary network information (CPNI).  CPNI includes information that is personal to customers, including where, when and to whom a customer places a call, as well as the types of telecommunications services to which the customer subscribes and the extent these services are used.  In a series of orders since 1998, the FCC has interpreted the CPNI restrictions to permit telecommunications carriers, including AT&T and Qwest, to use CPNI without customer approval to market services that are related to the customer’s existing service relationship with the carrier.  Before carriers may use CPNI to market services outside a customer’s existing service relationships, the carrier must obtain express customer permission.  In April of 2007, the FCC adopted additional safeguards to protect customers’ CPNI against unauthorized access and disclosure, including restrictions on releasing information, new notification processes and annual certification requirements.  Moreover, breaking from existing policy, the FCC now requires carriers to obtain opt-in consent from a customer before disclosing a customer’s CPNI to a carrier’s joint venture partners or independent contractors for the purposes of marketing communications-related services to that customer.  Because we are dependent upon the efforts of our clients to promote and market their equipment and services, federal and state laws and regulations inhibiting those clients’ ability to market these equipment and services to their existing customers could have a material adverse effect on our business, results of operations and financial condition.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements concern the Company’s operations, performance and financial condition, including, in particular, the likelihood that Innotrac will succeed in developing and expanding its business, among other things.  They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties.  Many of these uncertainties are beyond Innotrac’s control.  Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A “Risk Factors.”  Those are representative of factors that could affect the outcome of the forward-looking statements.  These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.  The Company qualifies as a “smaller reporting company” under Regulatory Relief Release 33-8876 which became effective February 4, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	50	Chairman of the Board, President and Chief Executive Officer

Larry C. Hanger	53	Senior Vice President—Client Services

Robert J. Toner	44	Senior Vice President—Logistics

James R. McMurphy	48	Senior Vice President—Information Technology

George M. Hare	52	Chief Financial Officer and Principal Accounting Officer

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

Mr. Hare joined Innotrac in May 2007 and currently serves as Chief Financial Officer and Principal Accounting Officer.  Prior to joining the Company, Mr. Hare served from December 2005 to February 2007 as Chief Financial Officer of Devcon International, Corp. (“Devcon”), a $100 million annual revenue, publicly-traded security monitoring and construction company.  Prior to joining Devcon, Mr. Hare was Senior Vice President and Chief Financial Officer of CareCentric, Inc. (“CareCentric”), a publicly-traded company listed on NASDAQ until September of 2003, after which date CareCentric ceased to be publicly-traded.  Prior to joining CareCentric in April 2002, Mr. Hare was a Partner with Tatum CFO Partners, LLP (“Tatum”).  Prior to Tatum, he was a Vice President of ADT Security Systems, Inc., where he held various executive positions, including Managing Director responsible for ADT’s Australia New Zealand operations, which employed 1,800 employees at 30 locations.  He has previously held the position of Corporate Director – Financial Planning Analysis for Campbell Soup Company, a NYSE company.

ITEM 1A.  RISK FACTORS

We rely on a small number of large clients.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, or if we experience unanticipated costs implementing systems and ramping up our services for new clients, our business could be adversely affected.

Innotrac focuses on developing long-term contractual relationships with large corporations.  A relatively small number of our clients account for a significant portion of our revenues.  Our ten largest clients accounted for 68.4% of our revenue in 2007.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected.  Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits.  One of our largest clients in 2006, BellSouth, was acquired by AT&T in December 2006.  On November 6, 2007, AT&T notified us that they intended to transition their fulfillment business in-house.  The transition date was initially planned for the fourth quarter of 2008 but is now expected to occur some time in 2009.  For the twelve months ended December 31, 2007, that AT&T business represented approximately 12% of our total revenue.  We do not expect the loss of this account to impact our results until 2009.  Although we believe that our continuing and expected new business will substantially offset this loss, such business may not develop as we project and it is thus possible that the loss of the AT&T business, or the future loss of any other large account, could adversely affect our future results.

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

Our business model requires investment in information systems and logistics equipment designed to service the needs of our clients in concentrated industry types such as direct response or ecommerce and catalogue distribution.

A down turn in either our direct response or ecommerce business could result in underutilization of already invested facilities or technology which would be poorly designed for use by us with clients in other industries.  Although we believe servicing multiple types of industries offers stability to our overall revenue generation, a significant downturn in either of these two industries could adversely affect our operating results and require material new investment to redesign certain of our operating systems and logistics operations.

We have identified a material weakness in our internal control over financial reporting, and, as a result, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2007.  Although we are attempting to remediate the material weakness, if we are unable to successfully do so, or if additional material weaknesses in our internal control over financial reporting develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

In April 2007, we identified a material weakness in our internal control over financial reporting due to an understaffed financial and accounting function, and current personnel that lack certain technical accounting skills necessary to prepare financial statements that properly reflect our current level and scope of activities.  We have undertaken remedial actions related to this material weakness, however our Chief Executive Officer and our Chief Financial (and Principal Accounting) Officer have concluded that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2007, due to the conditions that led to the identification of the material weakness.  See Item 9A, “Controls and Procedures” for more information regarding the material weakness.

Under current regulations, our annual report for the year ended December 31, 2008 will also include our independent auditors’ evaluation of management’s assessment and effectiveness of our internal control over financial reporting.

Remedying the currently existing material weakness, as well as any additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.  We cannot assure you that any of the measures we implement to remedy any such current or future deficiencies will effectively mitigate or remediate such deficiencies.  If we fail to timely remedy any current or additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

If we are not able to keep pace with changing technology, our business will be materially adversely affected.

Our success depends significantly upon our ability to:

●	integrate new clients in a timely and cost efficient manner;
●	enhance existing services;
●	develop applications to meet our clients’ needs; and
●	introduce new services and products to respond to technological developments.

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected.  We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients’ needs and maintain competitiveness.  Our Reno system which provides service to several of our clients is completely customized and therefore not supported by third party providers.  We are heavily reliant on a small number of developers.  If these developers leave, it could materially adversely affect our business.  We provide details about our technology in “Business—Technology” in Item 1.

Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.

As of December 31, 2007, Innotrac officers and directors owned approximately 47.0% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and its affiliates held 34.3%.  These ownership positions have resulted in a lack of liquidity in our common stock.  Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,771 shares of common stock of the Company, representing approximately 34.3% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least June 6, 2008. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.  This concern is ameliorated to some degree by the continuing prohibition by the Federal Court on sales of our shares by financial institutions that hold the shares in margin accounts.  The Federal Court has extended this prohibition on several occasions, most recently to June 6, 2008, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock.  If the Federal Court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

Noncompliance with any of the covenants under our revolving credit agreement or Second Lien Term Loan allows our lenders to declare any outstanding amounts to be immediately due and payable.

Our revolving line of credit agreement and second lien term loan contain financial, change of ownership control and other restrictive covenants.  Noncompliance with any of the covenants allows the lenders to declare any outstanding borrowed amounts to be immediately due and payable.  From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender.  We were in compliance with the fixed charge coverage ratio covenant and other reporting requirements of the debt agreements as of December 31, 2007.  Failure to comply with the covenants in the future could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing needed to repay the existing debt.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

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

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options.  In June 2004, we exercised the first renewal option to extend the lease for five years with an expiration date of September 30, 2009. The facility provides approximately 87,000 square feet of floor space.  Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space.  This call center supports 370 workstations of which we utilized 350 at December 31, 2007.  It currently operates from 5:00 am MT to 11:00 pm MT seven days per week.  The remaining 42,000 square feet are used for fulfillment services.

We operate a facility in Reno, Nevada that consists of over 260,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations.  On August 22, 2007, we executed a lease extension for this facility with an expiration date of September 30, 2010.  Currently, the call center is configured with approximately 120 workstations, of which 100 were being utilized at December 31, 2007.  The call center operates from 6:00 am PT to 6:00 pm PT Monday through Friday and 6:00 am PT to 2:30 PT on Saturdays.

We operate a 354,000 square foot facility in Bolingbrook, Illinois.  The lease for this facility was initiated in July 2001, and we renewed for an additional five years, at a lower monthly rental rate, commencing January 1, 2003.  In July 2007, we entered into an amendment to this lease which extended the term through December 31, 2010 with a further decrease in the monthly rental rate.  This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space.

In April 2002, we entered into a lease for a facility in Hebron, Kentucky for an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space.  In September 2006, we amended the lease agreement to extend the term for three years with an expiration date of July 31, 2010.  This facility is fully occupied by inventory for our client, Smith & Hawken.

In September 2002, we entered into a lease for a facility in Romeoville, Illinois for an initial term of five years and two months with two five-year renewal options.  In June 2005 we exercised an option to lease an additional 51,254 square feet for a total of approximately 255,561 square feet of fulfillment and warehouse space.  In November 2007, we entered into a 2 year extension which expires November 30, 2009.

In December 2005, we entered into a five year lease for a facility in Hebron, Kentucky.  This facility provides approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations, which began in the second quarter of 2006.

We operate a 393,969 square foot facility in Columbus, Ohio.  The sublease for this facility was initiated at the date of our acquisition of the fulfillment and reverse logistics business of ClientLogic.  In September 2007, we entered into a fifty-three month extension of this sublease with one five-year renewal option.

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

On October 10, 2007 certain investors in the IPOF Fund filed a complaint in Ohio state court against the Company and certain officers and former officers of the Company raising various claims related to the actions of Mr. Dadante or Dadante-related entities and the IPOF Fund.  The matter was removed to the United States District Court, Northern District of Ohio on November 13, 2007.  The matter has been stayed by that court.  The Company believes the claims are without merit.

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

	High	Low
2007
First Quarter	$2.70	$1.92
Second Quarter	$3.52	$2.15
Third Quarter	$2.80	$1.34
Fourth Quarter	$4.33	$2.05
Fiscal Year Ended December 31, 2007	$4.33	$1.34
2006
First Quarter	$5.72	$3.01
Second Quarter	$3.92	$1.79
Third Quarter	$5.14	$1.94
Fourth Quarter	$5.64	$2.00
Fiscal Year Ended December 31, 2006	$5.72	$1.79

The approximate number of holders of record of Common Stock as of March 18, 2008 was 65.  The approximate number of beneficial holders of our Common Stock as of that date was 810.

The Company has never declared cash dividends on the Common Stock.  The Company does not anticipate paying cash dividends in the foreseeable future.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company’s financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.  The payment of dividends by the Company is restricted by its revolving credit facility and second lien term loan.

EQUITY COMPENSATION PLANS

The following table sets forth aggregate information as of December 31, 2007 about all Innotrac compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.  The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	1,292,533	$4.67	610,094
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

ITEM 6.     SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company.  Actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Overview

Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and two call centers in seven cities spanning all time zones across the continental United States.

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical.  Today, the Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years.

Key Economic Factors

2007 was driven by managing the growth begun in 2006 from the October 2006 acquisition of the fulfillment and reverse logistics business of ClientLogic, and the August 2006 opening of a facility servicing Target.com, a division of Target Corporation.  These factors, combined with $8.2 million of net revenue growth from our other customers, resulted in an increase in revenues of 47.9%, or $39.5 million, from $82.3 million for the year ended December 31, 2006 to $121.8 million for the year ended December 31, 2007.

The Company recorded a net profit of $712,000 during the year ended December 31, 2007 compared to a $5.3 million net loss for the year ended December 31, 2006.  The $6.0 million improvement in net operating results is largely from the inclusion in 2006 of a $3.3 million loss from the start up of our facility in Hebron, Kentucky servicing Target.com and from limiting our selling, general and administrative expenses to a 15.7% increase compared to a 47.9% increase in revenues.

On September 28, 2007, the Company entered into a $5.0 million second lien term loan which loan will initially mature on September 28, 2008 but is renewable for an additional five months to March 9, 2009, which is the maturity date of the Company’s credit facility with Wachovia Bank, N.A.  The term loan was incurred according to terms and conditions which are more specifically described below under the heading “Liquidity and Capital Resources”.  The Company anticipates repaying the term loan before its initial maturity on September 28, 2008.  The proceeds from the loan were used to finance 2007 end of year seasonal volume and capital expenditure needs.

Our operating results in the second half of 2007 resulted in net income of $1.5 million after generating a loss of $0.7 in the first six months of the year.  With our existing customer base and the volume growth currently projected for those customers, we expect positive earnings to continue throughout 2008.

Business Mix

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2007 and 2006:

Business Line/Vertical	2007	2006
Retail/Catalog	38.3%	38.2%
Direct Marketing	29.7	21.8
Modems	16.7	21.9
B2B	10.7	11.2
Telecommunications products	4.6	6.9
	100.0%	100.0%

Retail, Catalog and Direct Marketing.  The Company provides a variety of services for a significant number of retail, catalog and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Microsoft, Inc., and Thane International.  Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  The percentage of our revenues attributable to our retail, catalog and direct marketing clients increased during 2007 as compared to 2006 primarily due to increased volumes from these clients and the shift in our business mix as volumes decreased for our telecommunications clients and the addition of Target.com as a customer in the second half of 2006 and new direct marketing clients acquired with the reverse logistics business of ClientLogic in the 4th quarter of 2006.  We anticipate that the percentage of our revenues attributable to our retail and catalog clients will continue to increase during 2008 as we continue to see growth in our customers from this group of clients to be higher than our other client categories.

Telecommunications and Modems.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in that industry over the last 5 years has resulted in a heavy concentration of volume in a few companies.  Our largest customer in this category has been BellSouth, which following its acquisition by AT&T, notified us on November 6, 2007 that AT&T intended to transition its fulfillment business in-house.  The transition date was initially planned for the fourth quarter of 2008 but is now expected to occur some time in 2009.  After that transition is complete, we project that our telecommunications and modems customers may represent less than 5% of our annual revenues.

Business-to-Business.  The Company provides a variety of services for business-to-business (“B2B”) clients including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company. This is a small, but constant area of our business.

Results of Operations

The following table sets forth summary operating data, expressed as a percentage of revenues, for the years ended December 31, 2007 and 2006.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Financial Statements and notes thereto.

	Year Ended December 31,
	2007	2006
Service revenues	79.8%	84.2%
Freight revenues	20.2	15.8
Total revenues	100.0	100.0
Cost of service revenues	39.2	40.0
Freight expense	19.9	15.6
Selling, general and administrative	35.6	45.4
Bad debt expense	0.0	0.1
Depreciation and amortization	4.1	4.8
Operating income (loss)	1.2	(5.9)
Other expense (income)	0.6	0.5
Income (loss) before taxes	0.6	(6.4)
Income tax (provision) benefit	-	-
Net income (loss)	0.6%	(6.4)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Service revenues. The Company’s service revenues increased 40.2% to $97.2 million for the year ended December 31, 2007 from $69.3 million for the year ended December 31, 2006. The increase in service revenues is primarily attributable to:
(i)	an $8.2 million increase in our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition,
(ii)	a $14.3 million increase in our retail and catalog vertical resulting from the addition of several new clients, including Target.com,
(iii)	a $3.2 million increase in revenues from our B2B vertical due to the addition of a client acquired in the ClientLogic acquisition, and
(iv)	a $2.3 million increase in revenues from our DSL clients due to increased volumes.

Freight Revenues. The Company’s freight revenues increased 88.9% to $24.6 million for the year ended December 31, 2007 from $13.0 million for the year ended December 31, 2006. The increase in freight revenues is primarily attributable to:
(i)	a $10.2 million increase in our direct marketing vertical resulting from the addition of several new clients, including those resulting from the ClientLogic acquisition,
(ii)	a $1.0 million increase in our retail and catalog vertical resulting from increased volumes from an existing client, and
(iii)	a $547,000 increase in revenues from our B2B vertical due to increased volumes from an existing client.

Cost of Service Revenues.  The Company’s cost of service revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and packaging material costs, increased 44.7% to $47.7 million for the year ended December 31, 2007 compared to $33.0 million for the year ended December 31, 2006.  Cost of revenues as a percent of revenues decreased to 39.2% from 40.0% for the years ended December 31, 2007 and 2006, respectively.  Cost of revenues increased primarily due to an increase in labor costs related to the increase in revenue.

Freight Expense.  The Company’s freight expense increased 89.6% to $24.3 million for the year ended December 31, 2007 compared to $12.8 million for the year ended December 31, 2006 due to the increase in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, increased 15.7% to $43.3 million or 35.6% of revenues for the year ended December 31, 2007 compared to $37.4 million or 45.4% of revenues for the year ended December 31, 2006.  The increase in expenses in 2007 as compared to 2006 was primarily attributable to an increase in facility, equipment and management expense of approximately $5.0 million due to the additional space taken in the second quarter 2007 for Target.com and the addition of the facility relating to the ClientLogic acquisition in the fourth quarter of 2006.  The decrease in S,G&A expense as a percentage of revenues was primarily due to the overall increase in revenues and our ability to manage our business growth with a comparably smaller increase in our administrative overhead.

Bad Debt Expense.  Bad debt expense was materially unchanged at less than $100,000 for both years ended December 31, 2007 and 2006.

Income Taxes.  The Company’s effective tax rate for the years ended 2007 and 2006 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  The existence of a net operating loss carryforward at December 31, 2007 means that income taxes associated with any potential taxable earnings for the year ended December 31, 2008 will be offset by a corresponding decrease of this valuation allowance, resulting in an expected effective tax rate of 0% for the year ended December 31, 2008 as well.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility with a bank.  Additionally, during the second quarter of 2007, we determined that capital expenditures which needed to be completed in 2007 to support forecasted volumes and working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding.   Also adding to the short term funding need was the completion of final build out of the Hebron, Kentucky facility servicing the Target.com operations and the working capital needs supporting our September 30, 2007 nine months year-to-date growth in revenue of $31.9 million or 60.2% to $84.9 million in revenue at September 30, 2007 from $53.0 million during the nine months ended September 30, 2006.  Accordingly, the Company obtained $5.0 million in capital in the form of a Second Lien Credit Agreement on September 28, 2007 which is subordinate to the revolving credit facility with Wachovia.   The specific terms of the $5.0 million second lien loan are more fully described below.  We anticipate repaying the loan before its initial maturity on September 28, 2008.

The Company had cash and cash equivalents of approximately $1.1 million at December 31, 2007 as compared to $1.0 million at December 31, 2006.  Additionally, during 2007, the Company decreased its borrowings under its revolving credit facility (discussed below) to $6.2 million at December 31, 2007 compared to $8.6 million at December 31, 2006.  The primary use of borrowings under the credit facility is to fund recurring working capital needs resulting from our normal monthly billing and expenditure cycles, capital expenditures and our seasonal fourth quarter working capital needs.  The Company generated $3.5 million of cash from operating activities in the year ended December 31, 2007 compared to using $305,000 of cash from operating activities for the year ended December 31, 2006.  This $3.8 million of improved cash from operating activities was mainly the result of the Company generating $712,000 of net income in 2007 compared to a loss of $5.3 million in 2006.   The Company anticipates positive cash flows from operations in 2008.

The Company has a revolving bank credit agreement with Wachovia which matures in March 2009 and has a maximum borrowing limit of $15.0 million.  Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $20.1 million at December 31, 2007.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor, results in $1.5 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at December 31, 2007 amounted to $21.6 million.  The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at December 31, 2007 amounted to $7.3 million.  As a result, the Company had $7.7 million of borrowing availability under the revolving credit line at December 31, 2007.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio requires the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 0.9 to 1.0 from December 2007 through March 2008, 1.0 to 1.0 for the months of April and May 2008, 1.05 to 1.0 from June through September 2008 and 1.10 to 1.0 from October 2008 the maturity of the facility in March 2009.  The Company reported a fixed charge ratio of 1.0 to 1.0 for the month of December 2007.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described below as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  Additionally, the Fifth Amendment amends certain provisions of the revolving credit agreement including i) a decrease in the maximum revolver amount that the Company may borrow under the First Lien Credit Agreement from $25 million to $15 million, ii) amending the fixed charge coverage ratio covenant to the same levels specified in the Second Lien Credit Agreement, described above, and iii) adding a limitation on the Company’s capital expenditures at the same levels specified in the Second Lien Credit Agreement.  The reduction of the maximum available revolver amount to $15 million was consistent with the level of outstanding amounts owed under the revolving credit facility during  the previous nine months and will result in lower unused revolving credit facility fees than the Company has experienced while the maximum availability was $25 million.

Simultaneous with execution of the Fifth Amendment agreement, the Company entered into the Second Lien Term Loan and Security Agreement (the “Second Lien Credit Agreement”) with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).

Pursuant to the Second Lien Credit Agreement, the Company borrowed $5 million (the “Second Lien Loan Amount”) under the second lien secured credit facilities (the “Second Lien Credit Facility”) on September 28, 2007. The Second Lien Credit Agreement provided that the Company paid a facility fee at closing, a success fee payable on the first anniversary of the closing and other fees customary for transactions of this type.  The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures.  If the option to renew for five months is exercised, the Company will be obligated to pay five-twelfths or 41.7% of the initial closing and success fees incurred when the Second Lien Credit Facility was entered into on September 28, 2007.

There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to the greater of (a) LIBOR  or (b) 5.75% plus 9.25% for a rate of 15%.  Interest on borrowings under the Second Lien Credit Facility accruing during the period ending on and including December 31, 2007 amounted to $201,000 and was paid on January 2, 2008.  Additionally, the Second Lien Credit Facility required the Company to sign an additional note on January 2, 2008 in the amount of $379,000 which represents interest due on borrowings outstanding under the Second Lien Credit Facility between January 1, 2008 and June 30, 2008.  Under the terms of the additional note, if the Company repays any or all of the $5.0 million outstanding under the Second Lien Credit Facility, the amount owed under the additional note would not change.    The additional note will be repaid in accordance with the terms of the Second Lien Credit Agreement.  In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

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

The Second Lien Credit Agreement contains a fixed charge coverage ratio covenant such that the Company is required to maintain a minimum fixed charge coverage ratio of between 0.90 and 1.10 to 1.00, depending on the particular fiscal month as described above.  The Second Lien Credit Agreement also limits the amount of capital expenditures the Company may make in any fiscal year beginning in the fiscal year 2008 to $4,500,000.  The Second Lien Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default (and, as appropriate, grace periods).

Based on current projections, the Company believes that it will be able to comply with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement.

Simultaneous with the execution of the Fifth Amendment and the Second Lien Credit Agreement, the bank and Chatham entered into an intercreditor agreement defining the relative priority of security interests and other subordination terms.

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  Interest on borrowings under the Second Lien Credit Agreement is accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15.0% of the principal balance plus accrued interest payable outstanding on the $5.0 million loan.  For the year ended December 31, 2007, we paid interest expense of $543,000 on the revolving credit agreement at a weighted average interest rate of 7.99% and $201,000 of interest expense on the Second Lien Credit Agreement loan for the period September 28, 2007, its inception, to December 31, 2007.  Our weighted average interest rate in 2007, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.2%.  During the year ended December 31, 2006, the Company incurred interest expense related to the line of credit of approximately $368,000 resulting in a weighted average interest rate of 7.10%.  The Company also incurred unused revolving credit facility fees of approximately $39,000 and $50,000 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company generated $3.5 million in cash flow from operating activities compared to using $305,000 cash in operating activities in the year ended December 31, 2006, or an increase in cash flow from operations of $3.8 million in 2007 when compared to 2006.    This $3.8 million increase in cash provided from operating activities was primarily the result of  i) a net profit of $712,000 in 2007 compared to a net loss of $5.3 million in 2006, ii) non cash depreciation and amortization expense increasing to $5.0 million in 2007 compared to $3.9 million in 2006 and iii) the net effect of all other working capital accounts using $2.4 million of cash in 2007 compared with the net effect of all other working capital accounts providing cash of $557,000 in 2006.

During the year ended December 31, 2007, net cash used in investing activities was $5.6 million compared to $9.3 million in 2006.  The $5.6 million of expenditures in 2007 was comprised of $4.8 million of capital expenditures and $800,000 paid under the terms of the ClientLogic acquisition agreement dated October 31, 2006.  The $9.3 million of expenditures in 2006 was comprised of $1.1 million paid in connection with the ClientLogic Reverse Logistics business and $8.3 million of capital expenditures.

Capital expenditures were $4.8 million and $8.3 million for the years ended December 31, 2007 and 2006, respectively.    The decreased spending for 2007 over 2006 was primarily related to the new facility opened for Target.com which required $7.0 million of capital expenditures in 2006 compared to $3.7 million in 2007.  We anticipate capital expenditures of approximately $3.5 million in 2008.  This estimate is subject to various contingencies, including the possible need to incur additional capital expenditures related to new clients or significant new initiatives by existing clients.

During the year ended December 31, 2007, the net cash provided by financing activities was $2.1 million compared to $8.6 million in the same period in 2006. In 2007, approximately $4.6 million of cash, after payment of $0.4 million of loan commitment fees, was provided through creation of the second lien term loan offset by repayment of $2.4 million of obligations outstanding under the revolving credit facility.  In 2006, $8.6 million of borrowings under the revolving credit facility were incurred mainly to fund the capital expenditures discussed above.

The Company estimates that its cash and financing needs through 2008 will be met by cash flows from operations and its credit facility. Included in the cash needs for 2008 is $5.4 million for repayment of the second lien term loan; which includes the initial loan of $5.0 million and the additional note for interest from January 1 to June 30, 2008.  The Company generated positive cash flows from operations in 2007 anticipates doing so again in 2008.  Nevertheless, there are many factors beyond the control of the Company, including general economic and market conditions that could have a material adverse impact on the Company’s ability to meet its liquidity needs.  If these factors result in the inability to repay the second lien term loan before it matures on September 28, 2008, the terms of the loan provide for an extension to March 9, 2009 which coincides with the maturity date of the revolving credit facility with the bank.  We believe that the extension of time through March 9, 2009 provides sufficient time to identify and obtain a source for additional or revised credit facilities if we are unable to fund the $5.4 million to repay the second lien term loan during 2008.

The Company’s primary long-term contractual commitments consist of operating leases.  As of December 31, 2007, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  In addition, as of December 31, 2007, the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Note 5 to the Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$31,907	$11,660	$17,593	$2,654	-
ClientLogic acquisition additional payments (1)	$186	$186	-	-	-
Line of Credit (2)	$6,814	$549	6,265	-	-
Term Loan (3)	$5,571	$5,571	-	-	-

(1)	Estimated value of earn out payments remaining through March 31, 2008.
(2)
The provisions of the revolving line of credit agreement require that the Company maintain a lockbox arrangement with the lender and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  For additional information, including information regarding the interest related to the revolving line of credit, see Note 4.

(3)
The provisions of the Second Lien Credit Agreement allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  For additional information, including information regarding the interest related to the term loan, see Note 4.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 2 to our Financial Statements.  The policies that we believe are critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below:

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

Innotrac’s goodwill carrying amount as of December 31, 2007 and 2006 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 and the acquisition of iFulfillment, Inc. in July 2001.  In accordance with SFAS No. 142, the Company performs a valuation review of the Company’s goodwill each year.   The Company recognizes only one reporting unit in its valuation analysis.  The results of that valuation, as performed in the first quarter of 2008, supported that the fair value of the reporting unit at January 1, 2008 exceeds the net book value of the net assets, including goodwill, and thus no impairment currently exists.  The Company will perform this impairment test annually as of January 1 or sooner if circumstances dictate.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2007 is $18.9 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $49.1 million at December 31, 2007 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years prior to 2007, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Although the Company expects to generate taxable earnings in 2008, the net losses incurred in 2006 and prior years result in an inability to recognize the value of any deferred tax asset resulting from the prior years’ losses.  Therefore, a valuation allowance of approximately $13.8 million and $14.0 million has been recorded as of December 31, 2007 and 2006, respectively against net deferred tax assets. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance in that future year. For the year ended December 31, 2007, the deferred income tax expense of $197,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has adopted the provisions of FIN 48 effective January 1, 2007.  In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes.  There was no material impact of adopting the provisions of FIN 48 on the financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company does not expect the impact, if any, of adopting SFAS No. 157 on its financial statements to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the effect, if any, of adopting SFAS No. 159 on its financial statements to be material.

In December 2007, the FASB issued SFAS No 141R which revised SFAS 141 “Business Combinations”.  This revised standard will be effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and rules for capitalization of costs of acquisition.  Since SFAS 141R will apply to acquisitions occurring in the future, the Company does not expect there to be any impact on the historic reported financial statements of the Company when it is adopted.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” which amended Accounting Research Bulletin No. 51.  This standard will be effective for fiscal years beginning after December 15, 2008 and applies to reporting requirements for minority interest ownership.  The Company does not expect the effect, if any, of adopting SFAS No. 160 on its financial statements will be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency.  To the extent that the Company has borrowings outstanding under its credit facility and its second lien term loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Innotrac Corporation

We have audited the accompanying balance sheets of Innotrac Corporation as of December 31, 2007 and 2006 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15 as Schedule II.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

April 11, 2008

INNOTRAC CORPORATION
BALANCE SHEETS
(dollars in 000’s)

	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$1,079	$1,014
Accounts receivable, net of allowance of $288 (2007) and $257 (2006)	28,090	22,939
Inventories, net	599	1,729
Prepaid expenses and other	1,100	1,088
Total current assets	30,868	26,770

Property and equipment:
Rental equipment	286	344
Computers, machinery and equipment	40,479	39,769
Furniture, fixtures and leasehold improvements	7,815	6,812
	48,580	46,925
Less accumulated depreciation and amortization	(30,878)	(29,089)
	17,702	17,836

Goodwill	25,169	25,169
Other assets, net	1,192	1,765

Total assets	$74,931	$71,540

	December 31,
Liabilities and Shareholders’ Equity	2007	2006

Current liabilities:
Accounts payable	$14,050	$14,363
Line of credit	6,168	8,586
Term loan	5,000	-
Accrued salaries	1,195	1,451
Accrued expenses and other	4,513	3,530
Total current liabilities	30,926	27,930

Noncurrent liabilities:
Deferred compensation	849	1,019
Other noncurrent liabilities	144	557
Total noncurrent liabilities	993	1,576

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized,
$0.10 par value, no shares outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,585,759 issued, 12,319,804 outstanding (2007) and 12,280,610 shares issued and outstanding (2006)	1,259	1,228
Additional paid-in capital	66,251	66,016
Accumulated deficit	(24,498)	(25,210)
Total shareholders’ equity	43,012	42,034
Total liabilities and shareholders’ equity	$74,931	$71,540
The accompanying notes are an integral part of these balance sheets.

INNOTRAC CORPORATION
STATEMENTS OF OPERATIONS
(dollars in 000’s, except per share data)

	Year Ended December 31,
	2007	2006

Service revenues	$97,215	$69,318
Freight revenues	24,601	13,025
Total revenues	121,816	82,343

Cost of service revenues	47,723	32,980
Freight expense	24,299	12,814
Selling, general and administrative	43,299	37,409
Bad debt expense	43	54
Depreciation and amortization	4,957	3,919
Total operating expenses	120,321	87,176
Operating income (loss)	1,495	(4,833)
Other expense:
Interest expense	783	429
Total other expense	783	429

Income (loss) before income taxes	712	(5,262)
Income tax (provision) benefit	-	-
Net income (loss)	712	$(5,262)

Earnings (loss) per share:
Basic	$0.06	$(0.43)
Diluted	$0.06	$(0.43)

Weighted average shares outstanding:
Basic	12,301	12,281
Diluted	12,490	12,281

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars and number of shares in 000's)

			Additional	Retained Earnings (Accumulated Deficit)
	Common Stock		Paid-in
	Shares	Amount	Capital		Total
Balance at December 31, 2005	12,281	$1,228	$65,911	$(19,948)	$47,191
Stock option grants	-	-	105	-	105
Net loss	-	-	-	(5,262)	(5,262)

Balance at December 31, 2006	12,281	$1,228	$66,016	$(25,210)	$42,034
Issuance of common stock from stock bonus	39	4	107	-	111
Restricted stock grant, net	266	27	26	-	53
Stock option grants	-	-	102	-	102
Net Income	-	-	-	712	712

Balance at December 31, 2007	12,586	$1,259	$66,251	$(24,498)	$43,012

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in 000’s)

	Year Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$712	$(5,262)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	4,957	3,919
Provision for bad debts	43	54
Loss on disposal of fixed assets	16	8
Stock issued to settle employee stock bonus	111	-
Stock compensation expense-stock options	102	105
Stock compensation expense-restricted stock	53	-
Changes in working capital, net of effect of businesses acquired:
Increase in accounts receivable, gross	(5,193)	(10,248)
Decrease in inventories	1,130	2,947
Decrease in prepaid expenses and other assets	400	206
Increase in accounts payable	1,071	5,483
Increase in accrued expenses, accrued salaries and other	143	2,483
Net cash provided by (used in) operating activities	3,545	(305)

Cash flows from investing activities:
Capital expenditures	(4,827)	(8,260)
Acquisition of businesses, net of cash acquired	-	(1,055)
Installment payment on previous acquisition of business	(800)	-
Net cash used in investing activities	(5,627)	(9,315)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(2,418)	8,586
Proceeds from term loan	5,000	-
Loan fees paid	(435)	(20)
Net cash provided by financing activities	2,147	8,566
Net increase (decrease) in cash and cash equivalents	65	(1,054)

Cash and cash equivalents, beginning of period	1,014	2,068

Cash and cash equivalents, end of period	$1,079	$1,014

Supplemental cash flow disclosures:
Cash paid for interest	$598	$365
Accrued purchase price associated with additional payments to seller	$(658)	$2,223
Restricted stock grant	$750	$-

The accompanying notes are an integral part of these statements.

1.  ORGANIZATION

Innotrac Corporation (“Innotrac” or the “Company”), a Georgia corporation, provides order processing, order fulfillment and call center services. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns handling from its leased facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook and Romeoville, Illinois, Hebron, Kentucky, and Columbus, Ohio.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation.  The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  All significant intracompany transactions and balances have been eliminated in consolidation.

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

Concentration of Revenues. The following table sets forth the percentage of total revenues derived from each of the Company’s largest clients for the years ended December 31, 2007 and 2006.  Except for the major clients noted in the following table, no other single customer provided more than 10% of revenues during these years.

	2007	2006

BellSouth/AT&T – DSL equipment	10.3%	14.2%
– Telecom equipment	1.9	4.7

Target.com	13.9	7.6

Smith & Hawken	7.1	11.1

Cash and Cash Equivalents.  The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments.  The carrying value of the Company’s revolving credit facility and Second Lien Credit Agreement approximate fair value given that interest rates under the facility are based on prevailing market rates.  The book value of the Company’s accounts receivable and accounts payable approximate fair value.

Inventories.  Inventories, consisting primarily of telephones and Caller ID equipment are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  Substantially all inventory at December 31, 2007 and 2006 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Rental equipment	3 years
Computers and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease.  Depreciation expense for the years ended December 31, 2007 and 2006 were $4.8 million and $3.9 million, respectively.  Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles.   Goodwill represents the cost of acquired enterprises in excess of the fair market value of the net tangible and identifiable intangible assets acquired.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach.  The Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment as of January 1, 2008 in accordance with SFAS No. 142, no impairment was determined to exist at that time.  Innotrac’s goodwill carrying amount as of December 31, 2007 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 and the acquisition of iFulfillment, Inc. in July 2001.

The Company has intangible assets that were subject to amortization under the provisions of SFAS No. 142.  The intangible assets consist of acquired customer contracts, which are included in other assets in the Company’s Balance Sheets and which are amortized over a period of 1 to 5 years using the straight-line method. The Company did not have any intangible assets, other than goodwill, at December 31, 2007.  At December 31, 2006, the Company had intangible assets, consisting primarily of customer contracts, of $485,000 net of accumulated amortization of approximately $17,000.  Amortization expense of these intangible assets amounted to approximately $78,000 and $17,000 during the years ended December 31, 2007 and 2006, respectively.    As a result of the ClientLogic acquisition in the fourth quarter of 2006, the Company recorded amortization expense relating to the customer contracts acquired during 2006 and 2007.  During the twelve months ended December 31, 2007, the value of the customer contracts was reduced to $0 due to the reduction in the estimated payments due to ClientLogic from $1.4 million to $0.8 million, largely due to the loss of one customer which was under negotiations for renewal at the time of the acquisition.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  A valuation allowance has been recorded against deferred tax assets at December 31, 2007 and 2006 (see Note 6).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Innotrac's fulfillment services operations record revenue at the conclusion of the material selection, packaging and upon completion of the shipping process. The shipping is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier.  Innotrac's call center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in Emerging Issue Task Force ("EITF") Issue No. 99-19, revenues have been recorded net of the cost of the equipment for all fee-for-service clients. As required by the consensus reached in EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of Pocket Expenses Incurred,” the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue.

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method.  Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is performed on or after the required effective date.  The adoption of SFAS No. 123(R) resulted in recording $102,000 and $105,000 in compensation expense for the years ended December 31, 2007 and 2006 respectively.  As of December 31, 2007, approximately $127,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 37 months.

During the years ended December 31, 2007 and 2006, options representing 125,000 and 0 shares were granted, respectively. During both the years ended December 31, 2007 and 2006, options representing 0 shares were exercised.   In addition, on April, 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan, which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.  In accordance with SFAS No. 123(R), the market value of the 265,956 was determined at the date of grant to be $750,000 and is being amortized using the straight-lined method over the 10 year maximum vesting period defined in the Executive Retention Plan.  During the year ended December 31, 2007, the Company recorded $53,000 in compensation expense related to the issuance of the restricted stock.

Earnings Per Share.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding.  In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock equivalent shares.

Recent Accounting Pronouncements.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted effective with the beginning of the Company’s 2007 fiscal year.  In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes.  There was no material impact of adopting the provisions of FIN 48 on the financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company does not expect the impact, if any, of adopting SFAS No. 157 on its financial statements to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the impact of adopting SFAS No. 159 on its financial statements to be material.

In December 2007, the FASB issued SFAS No 141R which revised SFAS 141 “Business Combinations”.  This revised standard will be effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and rules for capitalization of costs of acquisition.  Since SFAS 141R will apply to acquisitions occurring in the future, the Company does not expect there to be any impact on the historic reported financial statements of the Company when it is adopted.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” which amended Accounting Research Bulletin No. 51.  This standard will be effective for fiscal years beginning after December 15, 2008 and applies to reporting requirements for minority interest ownership.  The Company does not expect the effect, if any, of adopting SFAS No. 160 on its financial statements will be material.

3.   ACCOUNTS RECEIVABLE

Accounts receivable were composed of the following at December 31, 2007 and 2006 (in 000’s):

	2007	2006

Billed receivables	$27,148	$22,108
Unbilled receivables	1,230	1,088
	28,378	23,196
Less: Allowance for doubtful accounts	(288)	(257)
	$28,090	$22,939

4.   FINANCING OBLIGATIONS

The Company has a revolving credit facility with a bank, which has a maximum borrowing limit of $15.0 million.  At December 31, 2007 the Company also had a $5.0 million second lien loan outstanding to a credit management company.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The $5.0 million second lien loan outstanding was entered into when we determined that the completion of capital expenditure projects in late 2007 designed to support forecasted volumes and working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding.   Also adding to the short term funding need was the completion of final build out of the Hebron, Kentucky facility servicing the Target.com operations and the working capital needs supporting our September 30, 2007 nine months year-to-date growth in revenue of $31.9 million or 60.2% to $84.9 million in revenue at September 30, 2007 from $53.0 million the nine months ended September 30, 2006.  The combined amount outstanding at December 31, 2007 under these two financing obligations was $11.2 million.  The specific terms of the $5.0 million second lien loan are more fully described below.  We anticipate repaying the loan before September 28, 2008, the one year anniversary of its inception.

The revolving bank credit agreement matures in March 2009 and has a maximum borrowing limit of $15.0 million.  Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $20.1 million at December 31, 2007.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor, results in $1.5 million of additional collateral to support the borrowing limit of $15 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at December 31, 2007 amounted to $21.6 million.  The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at December 31, 2007 amounted to $7.3 million.  As a result, the Company had $7.7 million of borrowing availability under the revolving credit line at December 31, 2007.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio requires the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 0.9 to 1.0 from December 2007 through March 2008, 1.0 to 1.0 for the months of April and May 2008, 1.05 to 1.0 from June through September 2008 and 1.10 to 1.0 from October 2008 the maturity of the facility in March 2009.  The Company reported a fixed charge ratio of 1.0 to 1.0 for the month of December 2007.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described below as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  Additionally, the Fifth Amendment amends certain provisions of the revolving credit agreement including i) a decrease in the maximum revolver amount that the Company may borrow under the First Lien Credit Agreement from $25 million to $15 million, ii) amending the fixed charge coverage ratio covenant to the same levels specified in the Second Lien Credit Agreement, described above, and iii) adding a limitation on the Company’s capital expenditures at the same levels specified in the Second Lien Credit Agreement.  The reduction of the maximum available revolver amount to $15 million was consistent with the level of outstanding amounts owed under the revolving credit facility during  the previous nine months and will result in lower unused revolving credit facility fees than the Company has experienced while the maximum availability was $25 million.

Simultaneous with execution of the Fifth Amendment agreement, the Company entered into the Second Lien Term Loan and Security Agreement (the “Second Lien Credit Agreement”) with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).

Pursuant to the Second Lien Credit Agreement, the Company borrowed $5 million (the “Second Lien Loan Amount”) under the second lien secured credit facilities (the “Second Lien Credit Facility”) on September 28, 2007. The Second Lien Credit Agreement provided that the Company paid a facility fee at closing, a success fee payable on the first anniversary of the closing.  The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures.  If the option to renew for five months is exercised, the Company will be obligated to pay five-twelfths or 41.7% of the initial closing and success fees incurred when the Second Lien Credit Facility was entered into on September 28, 2007.

There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15%.  Interest on borrowings under the Second Lien Credit Facility accruing during the period ending on and including December 31, 2007 amounted to $201,000 and was paid on January 2, 2008.  Additionally, the Second Lien Credit Facility required the Company to sign an additional note on January 2, 2008 in the amount of $379,000 which represents interest due of $379,000 on borrowings outstanding under the Second Lien Credit Facility between January 1, 2008 and June 30, 2008.  Under the terms of the additional note, if the Company repays any or all of the $5.0 million outstanding under the Second Lien Credit Facility, the amount owed under the additional note would not change.  The additional note will be repaid in accordance with the terms of the Second Lien Credit Agreement.  In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

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

The Second Lien Credit Agreement contains a fixed charge coverage ratio covenant such that the Company is required to maintain a minimum fixed charge coverage ratio of between 0.90 and 1.10 to 1.00, depending on the particular fiscal month as described above.  The Second Lien Credit Agreement also limits the amount of capital expenditures the Company may make in any fiscal year beginning in the fiscal year 2008 to $4,500,000.  The Second Lien Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default (and, as appropriate, grace periods).

Simultaneous with the execution of the Fifth Amendment and the Second Lien Credit Agreement, the bank and Chatham entered into an intercreditor agreement defining the relative priority of security interests and other subordination terms.

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  Interest on borrowings under the Second Lien Credit Agreement is accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable outstanding on the $5.0 million loan.  For the year ended December 31, 2007, we paid interest expense of $543,000 on the revolving credit agreement at a weighted average interest rate of 7.99% and $201,000 of interest expense on the Second Line Credit Agreement loan for the period November 28, 2007, its inception, to December 31, 2007.  Our weighted average interest rate in 2007, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.2%.  During the year ended December 31, 2006 the Company incurred interest expense related to the line of credit of approximately $368,000 resulting in a weighted average interest rate of 7.10%.  At December 31, 2007, the rate of interest being charged on the revolving credit agreement and the Second Lien Credit Agreement was 8.075% and 15.0% respectively.  The Company also incurred unused revolving credit facility fees of approximately $39,000 and $50,000 for the years ended December 31, 2007 and 2006.

Based on current projections, the Company believes that it will be able to comply with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement.

5.   COMMITMENTS AND CONTINGENCIES

Operating Leases.  Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2007 are as follows (in 000’s):

Operating Leases
2008	$11,660
2009	10,151
2010	7,442
2011	2,414
2012	240
Thereafter	-
Total minimum lease payments	$31,907

Rent expense under all operating leases totaled approximately $12.8 million and $10.6 million during the years ended December 31, 2007 and 2006, respectively.

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment.  In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000.  These funds were accounted for as a reduction in the basis of the assets acquired.  In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis.  This obligation, which became effective June 2002, will continue through June 2009.  In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.  During 2007 and 2006, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $10,000 and $25,000, respectively.

6.   INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2007 and 2006 are as follows (in 000’s):

	2007	2006

Current	$-	$-
Deferred	-	-
	$-	$-

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in 000’s):

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$18,633	$17,802
Allowance for doubtful accounts	108	96
Reserves	52	433
Other	135	4
Total deferred tax assets	18,928	18,335
Deferred Tax liabilities:
Goodwill	(3,646)	(2,942)
Depreciation	(1,448)	(1,361)
Valuation allowance	(13,834)	(14,032)
Net deferred taxes	$-	$-

Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2007 is approximately $18.9 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has tax net operating loss carryforwards of $49.1 million at December 31, 2007 that expire between 2022 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $13.8 million and $14.0 million has been recorded as of December 31, 2007 and 2006, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2007, the deferred income tax expense of $197,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When and if, the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance can be reduced or eliminated.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Statutory federal income tax (benefit)	$248	$(1,831)
State income taxes, net of federal effect	19	(140)
Permanent book-tax differences	60	55
Valuation allowance for deferred tax assets	(327)	1,916
Income tax provision (benefit)	$-	$-

7.   EARNINGS PER SHARE

The following table shows the shares used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128 (in 000’s):

	2007	2006
Diluted earnings per share:
Weighted average shares outstanding	12,301	12,281
Restricted Stock	189	-
Employee and director stock options	-	-
Weighted average shares
assuming dilution	12,490	12,281

Options and warrants outstanding to purchase shares of the Company’s common stock aggregating 1.5 million and 1.6 million were not included in the computation of diluted EPS for the years ended December 31, 2007 and 2006, respectively, because their effect was anti-dilutive. This includes a warrant with registration rights issued to Thane International in December 2000 to purchase 150,000 shares of Innotrac common stock at the exercise price of $6.50, which is fully vested and expires December 8, 2010.  The 265,956 restricted shares which were issued on April 16, 2007, but not vested, under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting are presented at the weighted average days outstanding in 2007 of 189,000.

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

8.   ACQUISITIONS

On October 31, 2006, the Company acquired the fulfillment and reverse logistics business of ClientLogic, located in Columbus, Ohio, for $3.2 million which includes estimated payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, totaling $1.4 million.  The $1.8 million fixed payment was payable in two installments, $1.0 million was paid at closing and the remaining $800,000 was paid on April 19, 2007.  The acquisition was funded from the Company’s revolving credit facility, reducing the availability under the credit facility. The acquisition added several large clients consistent with our existing business lines and complementary to our core competencies.  The majority of the clients acquired have long standing relationships with the operation in the Columbus facility and we anticipate that the relationships will continue.

In calculating the total consideration given for the acquisition, the Company included an estimate of the required additional payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, as these payments were considered assured beyond a reasonable doubt at the time of the acquisition.  The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of the business of ClientLogic have been included since the date of the acquisition in the Company’s results of operations.  The Company has accounted for this transaction in accordance with the provisions of SFAS No. 141, “Business Combinations”.  The fair value of the tangible assets acquired was $2.7 million and the Company allocated $502,000 of the purchase price to the intangible asset of customer contracts at acquisition.  The tangible assets are being depreciated over their expected useful life and the customer contracts were amortized based on an estimated life of five years on a straight line basis.  During the year ended December 31, 2007, the actual revenue generated by the acquired accounts was less than originally projected.  The difference between actual amounts and estimated amounts has been accounted for as a change in purchase price and allocated first to the value of intangible assets recorded and then to the fair value of tangible assets acquired for the initial period of twelve months following the acquisition.  Since the estimated payments were recorded as a liability at closing, reductions in the asset values assigned at acquisition date have been offset by a reduction in the recorded liability.  The following table summarizes the assets purchased as well as the original and adjusted allocation of the purchase price to intangibles (in 000’s).

	As of
	December 31, 2007	Closing

Property & Equipment	$2,563	$2,726
Customer Contracts	-	502
Purchase Price	$2,563	$3,228

The last contractual payments related to net revenues will be for the three months ended March 31, 2008.  If there is any difference between the estimated value of payments and actual payments, under SFAS No. 141 that difference will be accounted for as a charge or increase to earnings.

Had the Company consummated the acquisition as of January 1, 2006 and since that date operated the fulfillment and reverse logistics business of ClientLogic, the Company’s operating results for 2006 would have been the following pro forma amounts (in 000’s):

2006
Revenues, net	$103,835
Cost of revenues	62,204
Selling, general and administrative	41,405
Depreciation and amortization	4,629
Operating loss	(4,403)
Interest expense	488
Net loss	$(4,891)

Loss per share	$(0.40)

The pro forma information presented above is unaudited.  The information on which we have based this pro forma information was provided by the seller but not independently verified by Innotrac. The purchased business was not accounted for on a stand-alone basis by ClientLogic, as ClientLogic operated the purchased business as a group of departments within its overall operations.  The information provided by the seller was a carve-out of its financial information and has not been audited.

9.   SHAREHOLDERS’ EQUITY

The Shareholder Rights Plan approved by the Company’s Board of Directors in December of 1997 expired on January 1, 2008 and the Company has no intention to implement any comparable shareholder rights plan at this time.

10. EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older.  Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations.  Innotrac’s current policy is to provide matching employer contributions equal to 5% of contributions for less than four years of service and 10% of contributions for over four years of service.  Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2007 and 2006 were approximately $41,000 and $41,000, respectively.

The Company has an executive deferred compensation plan for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service.  However, this match was suspended during 2007 and 2006.  The Company invests these contributions in employee-directed marketable equity securities which are recorded as trading securities at fair-market value on the accompanying balance sheet (in other assets) and aggregated $849,387 and $1,019,188 at December 31, 2007 and 2006, respectively. The monies held by the plan are subject to general creditors of the Company in the event of a Company bankruptcy filing.

11. STOCK BASED COMPENSATION

The Company has adopted two stock option plans: the 1997 and 2000 Stock Option and Incentive Award Plans (“The Plans”).  The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company.  Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”).  Incentive stock options may be granted only to full-time employees (including officers) of the Company.  Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants.  The 1997 Stock Option Plan and 2000 Stock Option Plan, as amended, provide for the issuance of options to purchase up to an aggregate of 800,000 shares and 2,800,000 shares of common stock, respectively.  In November 2007, the 1997 Stock Option Plan expired.  At December 31, 2007, there were 610,094 shares available to be issued under The Plans.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2007 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2007	Weighted Average Exercise Price
$1.77 - $3.54	316	5.6	$3.18	221	$3.37
$3.54 - $5.31	793	5.7	4.52	772	4.52
$5.31 - $7.07	-	-	-	-	-
$7.07 - $8.84	-	-	-	-	-
$8.84 - $10.61	-	-	-	-	-
$10.61 - $12.38	20	0.3	12.00	20	12.00
$12.38 - $14.15	-	-	-	-	-
$14.15 - $15.92	-	-	-	-	-
$15.92 - $17.68	14	1.3	17.25	14	17.25
	1,143	5.5	$4.43	1,027	$4.59

A summary of activity in the Company’s two stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2005	1,530	5.27
Granted	-	-
Exercised	-	-
Forfeited	(112)	7.40
Outstanding at December 31, 2006	1,418	5.10
Granted	125	2.76
Exercised	-	-
Forfeited	(400)	6.27
Outstanding at December 31, 2007	1,143	$4.43

Options exercisable at December 31, 2007 and 2006 were 1,027,000 and 1,367,000 respectively, with a weighted average price of $4.59 and $5.12 respectively. On April 16, 2007, May 14, 2007 and June 8, 2007, the Compensation Committee approved a bonus in the form of stock options for 90,000, 15,000 and 20,000 respectively, for a total of 125,000 shares, at the closing price of our stock on the respective grant dates to seven managers and our 4 outside Directors. The Company uses the Black-Sholes pricing model to value stock options at issuance date. The volatility, risk free interest rate used for these options was 74.0% and 4.1% respectively. These 125,000 options vest 50% on the second, 25% on the third and 25% on the fourth anniversary and expire on the tenth anniversary of their issue dates. The table below presents the market price and the fair value per option issued for the 125,000 options.

Issuance Date	Options Issued	Closing Stock Price	Fair Value per Option

April 16, 2007	90,000	$2.82	$1.14
May 14, 2007	15,000	$2.41	$0.98
June 8, 2007	20,000	$2.74	$1.11

On April 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting. Additionally, on April 16, 2007, the Compensation Committee approved a bonus in the form of a grant of $165,000 or 58,509 shares at the April 16, 2007 closing price for our stock to 4 executives of the Company. The shares vested immediately upon issuance. To remit income taxes on the bonus, 19,316 of the 58,509 shares were not issued and the cash value of those shares at date of grant or $54,471 was witheld for income taxes. The remaining value of the bonus, or 39,193 shares and $110,524 is presented as a non cash expense in cash flows from operations in the Statements of Cash Flows for the year ended December 31, 2007.

12. RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by our Chairman and Chief Executive Officer, pursuant to an agreement that provides for Innotrac to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage.  The Company paid approximately $197,000 during 2007.  For the year ended December 31, 2006, the Company paid $200,000.

The Company paid approximately $30,000 and $24,000 during 2007 and 2006 respectively, in fees to an accounting firm for tax and consulting services.  One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $215,000 and $240,000 during 2007 and 2006 respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials.  The broker is owned by the brother of the Company’s Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2007 beneficially owned approximately 4.3 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank.  The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions.  Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board.   The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,771 shares of common stock of the Company, representing approximately 34.3% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

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

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth (1)

2007 Quarters:
Revenues, net	27,775	28,054	29,087	36,900
Operating (loss) income	(626)	207	1,196	718
Net (loss) income	(793)	45	1,035	425
Net (loss) income per share-basic	(0.06)	0.00	0.08	0.03
Net (loss) income per share-diluted	$(0.06)	$0.00	$0.08	$0.03

2006 Quarters:
Revenues, net	$17,329	$16,577	$19,091	$29,346
Operating loss	(1,211)	(743)	(368)	(2,512)
Net loss	(1,278)	(834)	(488)	(2,662)
Net loss per share-basic	(0.11)	(0.07)	(0.04)	(0.22)
Net loss per share-diluted	$(0.11)	$(0.07)	$(0.04)	$(0.22)

(1)  Results for the fourth quarter of the years 2007 and 2006 are higher in revenue when compared to the first three quarters of those years due to the seasonality of certain of our retail customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further explanation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.   Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”,  the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Not withstanding the material weakness in the Company’s internal control over financial reporting and the Company’s ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

Plan for Remediation of Material Weaknesses

In response to the identified material weakness, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process. These ongoing efforts have included (i) using external consultants to review our control procedures and assist in developing on-going test plans to assure compliance and enhancement as needed to existing controls, (ii) identifying two positions in the accounting and analysis processes which will be filled in the second quarter of 2008 to provide additional staffing.  These efforts are a continuation of the remediation efforts that were commenced in 2007 which are described below.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2007 and the first quarter of 2008, the Company made several changes in its internal control over financial reporting to remediate and correct identified deficiencies and the material weakness in its internal control and procedures.  These changes primarily involved i) enhancement of procedures and transaction analyses to provide improved evaluation of operating results for compliance with contractual obligations and reporting disclosures, and ii) evaluation of its existing internal control documentation to develop clear identification of key financial and reporting controls.

The result of these changes was to remove the portion of the material weakness identified in the 2006 annual report on Form 10-K described as not having personnel with the technical accounting skills necessary to prepare financial statements that properly reflect our current level and scope of activities.

ITEM 9B.  OTHER INFORMATION

2007 Bonus Information

There were no executive bonuses paid for the year ended December 31, 2007 operating results.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 contained under the headings “Board Matters,” “Election of Directors” and “Voting Securities and Principal Shareholders—Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.  Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading “Executive Compensation” , “Board Matters—Directors’ Compensation”, “Related Party Transaction – Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee on Executive Compensation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 contained under the headings “Board Matters” and “Related Party Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and 2006
Statements of Operations for the years ended December 31, 2007 and 2006
Statements of Shareholders’ Equity for the years ended December 31, 2007 and 2006
Statements of Cash Flows for the years ended December 31, 2007 and 2006

	2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

	3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated December 8, 2000, by and among the Registrant, UDS, Patrick West, Daniel Reeves and The Estate of John R. West (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28, 2002)

3.1
Amended and Restated Articles of Incorporation of the Registrant,  (incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

3.2
Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

4.2 (a)
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
Waiver and Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated November 14, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

(y)
Second Waiver and Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated April 16, 2007 (incorporated by reference to Exhibit 10.4(y) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

(z)
Fourth Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated June 29, 2007 (incorporated by reference to Exhibit 10.4(z) to the Registrant’s Form 8-K (Commission File No. 000-23740), filed with the Commission on July 3, 2007)

(aa)
Fifth Amendment to Loan and Security Agreement with Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4(aa) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23740), filed with the Commission on November 14, 2007)

10.5+
2002 Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

10.13(a)
Lease, dated July 23, 2001, by and between The Lincoln National Life Insurance Company and iFulfillment, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

(b)
Lease, dated August 5, 2002, by and between The Lincoln National Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.13(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

10.16(a)
Lease, dated April 23, 2002, by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 000-23740) filed with the Commission on November 19, 2002)

(b)
First Amendment to Lease Agreement dated October 15, 2002 by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(c)
Second Amendment to Lease Agreement dated March 5, 2003 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23740), filed with the Commission on August 12, 2005)

(d)
Third Amendment to Lease Agreement dated September 21, 2006 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

10.17(a)
Lease, dated September 17, 2002, by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(b)
First Amendment to Lease Agreement dated April 4, 2003 by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23740), filed with the Commission on May 14, 2003)

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
First Amendment to Lease Agreement, dated October 19, 2006, by and between Duke Realty Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23740), filed with the Commission on November 14, 2006)

10.23+
Employment Agreement dated April 16, 2007, by and between Scott D. Dorfman and the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.24+
Employment Agreement dated April 16, 2007, by and between Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.25+
Employment Agreement dated April 16, 2007, by and between Robert J. Toner, Jr. and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.26+
Employment Agreement dated April 16, 2007, by and between James McMurphy and the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.27+
Innotrac  Corporation Officer Retention Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.28+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006,  Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.29(a)
Second Lien Term Loan and Security Agreement with Chatham Credit Management III, LLC as Agent for Chatham Investment Fund III, LLC and Chatham Investment Fund QP III, LLC (incorporated by reference to Exhibit 10.29(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23740), filed with the Commission on November 14, 2007)

10.29(b)
Limited Guaranty Agreement between Scott Dorfman and Chatham Credit Management III, LLC. (incorporated by reference to Exhibit 10.29(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23740), filed with the Commission on November 14, 2007)

10.29(c)
Guarantor Pledge Agreement between Scott Dorfman and Chatham Credit Management III, LLC. (incorporated by reference to Exhibit 10.29(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23740), filed with the Commission on November 14, 2007)

10.29(d)*	Additional Subordinated Term Note with Chatham Credit Management III, LLC.

21.1*	List of Subsidiaries

23.1*	Consent of BDO Seidman, LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C.ss.1350

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

INNOTRAC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)

Allowance for uncollectible accounts
Year ended December 31,
2007	$257	$43	$-	$(12)	$288
2006	$2,791	$54	$-	$(2,588)	$257

Provisions for returns and allowances
Year ended December 31,
2007	$-	$-	$-	$-	$-
2006	$5	$-	$-	$(5)	$-

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th  day of April 2008.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th  day of April 2008.

Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott D. Dorfman and George M. Hare, or either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

Signature	Title

/s/ Scott D. Dorfman	Chairman of the Board, President and Chief Executive
Scott D. Dorfman	Officer (Principal Executive Officer)

/s/ George M. Hare	Chief Financial Officer (Principal Accounting Officer)
George M. Hare

/s/ Thomas J. Marano	Director
Thomas J. Marano

/s/ Bruce V. Benato	Director
Bruce V. Benator

/s/ Martin J. Blank	Director
Martin J. Blank

/s/ Joel E. Marks	Director
Joel E. Marks