Form 10-K/A
period 2007-12-31
INNOTRAC CORP
filed 2008-04-29
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-23741

INNOTRAC CORPORATION
(Exact name of Registrant as specified in its charter)

Georgia	58-1592285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6655 Sugarloaf Parkway, Duluth, Georgia 30097
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code:  (678) 584-4000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, Par Value $.10 Per Share
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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s 2007 Annual Report on Form 10-K is solely for the purpose of including the information called for by Part III, Items 10, 11, 12, 13 and 14.  The Part III information was initially omitted from the Registrant’s original 2007 Form 10-K filing (the “Original Report”) as permitted by General Instruction G(3).  Exhibits 31.1, 31.2, 32.1 and 32.2 are being currently dated and filed herewith, but are unchanged from those filed in the Original Report, except that Exhibits 31.1 and 31.2 have been revised to reflect the fact that this Amendment No. 1 neither contains nor amends the Registrant’s financial statements.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The directors of the Company are as follows:

Name	Age	Position

Scott D. Dorfman	50	Chairman of the Board, President and Chief Executive Officer

Bruce V. Benator	50	Director

Martin J. Blank	61	Director

Thomas J. Marano	57	Director

Joel E. Marks	51	Director

Biographical information relating to the directors is set forth below:

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

Mr. Benator has been a director of Innotrac since 1997 and is the Managing Partner of Williams Benator & Libby, LLP, certified public accountants and consultants.  He has been affiliated with the firm since 1984 and is the firm’s Director of Accounting and Auditing Services.  From 1979 to 1984, Mr. Benator was employed by Ernst & Young, LLP.

Mr. Blank has been a director of Innotrac since 1997.  Mr. Blank was a co-founder of Automobile Protection Corporation, or APCO, a Company engaged in the design, marketing and administration of extended vehicle service contracts and warranty programs.  Mr. Blank served as Secretary and Director of APCO since its inception in 1984 and as Chairman of the Board and Chief Operating Officer since 1988 until his retirement on December 31, 2003.  Prior to co-founding APCO, Mr. Blank practiced law and represented and provided financial management for professional athletes.  Mr. Blank is admitted to the bar in the States of Georgia and California.

Mr. Marano has been a director of Innotrac since August 2005.  Mr. Marano is the Chief Executive Officer of Air Serv Corporation. As CEO, Tom oversees the company's growth strategy and execution while building on Air Serv's values of integrity and service excellence.  Tom rejoined Air Serv in 2006, after serving as CEO of Coffeecol, a food service coffee company.  Before Mr. Marano’s initial relationship with Air Serv Corporation, Tom was the President and Chief Operating Officer for AHL Services, Inc.  During his six years there, he was instrumental in helping the company’s U.S. business grow from $60 million to $600 million.

Prior to joining AHL Services, Marano was Vice President of Sales and Marketing for the Fountain Division of The Coca-Cola Company. While at The Coca-Cola Company, he rebuilt and restructured that division and established the field marketing organization.  Prior to Coca-Cola, Mr. Marano served in a variety of marketing and operational management roles, including Vice President of Apple Computer Corporation and Pepsi-Cola Company.

Tom received his B.S. in Education from the University of Virginia and his M.S. Systems Management from the University of Southern California. He is married and has three children.

Mr. Marks has been a director of Innotrac since 2002 and since July 1, 2004, has served as Vice Chairman & Chief Operating Officer of Advanced Equities Financial Corp., a privately-held financial services holding company.  Mr. Marks was formerly the President of Innovative Brokerage Solutions, Inc. from May 2002 until June 2004, providing investment consulting services to the independent brokerage community.  From January 2001 to April 2002, Mr. Marks served as a Senior Vice President and Managing Director of First Union Securities, Inc.  Prior to that, Mr. Marks served as Vice Chairman and Chief Operating Officer of JWGenesis Financial Corp., a firm he founded in 1983 and was acquired by  First Union Securities, Inc. in January 2001.  From 1987 through 1994, Mr. Marks served as Chief Financial Officer and Senior Vice President of APCO.  Mr. Marks obtained his certification as a public accountant in 1978 and was employed in various capacities in both the audit and tax departments of the accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche LLP).

 Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of the Original Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission, the Nasdaq Global Market and the Company.  Based solely on a review of the written statements and copies of such reports furnished to the Company, the Company believes that, during 2007, all Section 16(a) filing requirements were met, with the exception of the following:

Larry Hanger, James McMurphy and Robert Toner received grants of stock on April 16, 2007, but inadvertently did not file Form 4s reporting the grants until May 31, 2007.  These Form 4s were later amended on July 5, 2007 (Messrs. Hanger and Toner) and July 6, 2007 (Mr. McMurphy) to report the withholding of a portion of the granted shares by the Company to satisfy tax withholding obligations.  These Form 4s were not filed on a timely basis.

Bruce Benator, Martin Blank, Thomas Marano and Joel Marks received grants of stock options on June 8, 2007, but inadvertently did not file Form 4s reporting the grants until July 5, 2007 (Messrs. Benator and Marks), July 6, 2007 (Mr. Blank) and July 12, 2007 (Mr. Marano).  These Form 4s were not filed on a timely basis.

Code of Ethics and Business Conduct

The Company’s Board of Directors has adopted a Code of Ethics and Business Conduct applicable to all directors, officers and employees, including the principal executive officer and principal financial and accounting officer.  Waivers of the provisions of the Code for the benefit of any director or executive officer can only be granted by the Audit Committee.  The Code is available at Innotrac’s website at www.innotrac.com through the “Investor Relations” link.  Any waivers of the Code for the benefit of any director or executive officer will also be disclosed at that site.

Audit Committee

The Company’s Board of Directors has a separately-designated standing audit committee, which is currently composed of Messrs. Blank, Marano and Marks.  The Board has determined that Mr. Marks satisfies the “audit committee financial expert” criteria adopted by the SEC under Section 407 of the Sarbanes-Oxley Act of 2002 and serves as the Audit Committee Chairman.  The members of the Audit Committee also meet the additional independence criteria applicable to audit committee members and the financial literacy requirements of the Nasdaq listing standards.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid by the Company during the years ended December 31, 2007 and December 31, 2006 to the Company’s Chief Executive Officer and the Company’s two other most highly compensated executive officers (who are referred to together as the Company’s named executive officers).

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)	Total
Scott D. Dorfman	2007	$364,250	$-	$-	$7,540	$371,790
Chairman, President and Chief Executive Officer	2006	$371,250	$-	$-	$7,540	$378,790
Robert J. Toner	2007	$250,000	$-	$300,000	$565	$550,565
Senior Vice President – Logistics	2006	$250,000	$50,000	$-	$797	$300,797
James R. McMurphy	2007	$250,000	$-	$300,000	$447	$550,447
Senior Vice President – Information Technology	2006	$250,000	$50,000	$-	$399	$300,399
____________________
(1)	Base salary paid to officers in fiscal year indicated.
(2)	Discretionary cash bonus paid in 2006, awarded in respect of the performance of the named executive officer and the performance of the Company during 2005.
(3)
No discretionary equity award bonus was paid in 2006.  On April 16, 2007, we approved bonuses to Messrs. Toner and McMurphy in the amount of 17,730 shares of Common Stock each, in respect of their service during 2006.  Additionally, in connection with the approval of the Officer Retention Plan, on April 16, 2007, we approved one-time, special retention grants of 88,652 shares of restricted stock to each of Messrs. Toner and McMurphy.  The April 16, 2007 grants are reported as compensation in 2007 in the above table.  See “- Officer Retention Plan” below for more details on this grant.

(4)	Amounts include Company matches on the 401(k) Plan and payment by the Company of premiums on life insurance policies.

Narrative Disclosure to Summary Compensation Table

Overview of Executive Compensation

This narrative addresses the material elements of the Company’s compensation program for named executive officers, including the Company’s compensation objectives and overall philosophy, the compensation process and the administration of the program.  It is intended to complement and enhance an understanding of the compensation information presented in the “Summary Compensation Table” and other accompanying tables.  In this “Narrative Disclosure to Summary Compensation Table” section, the terms “we,” “our,” “us” and the “Committee” refer to the Compensation Committee of the Company’s Board of Directors.

Compensation Objectives and Overall Philosophy

The Company’s executive compensation program is designed to enhance Company profitability, and thus shareholder value, by aligning executive compensation with the Company’s business goals and performance, and by attracting, retaining and rewarding executive officers who contribute to the long-term success of the Company.  More specifically, the goals of the executive compensation program include:

●	offering market competitive total compensation opportunities to attract and retain talented executives;

●	providing strong links between Company performance and total compensation earned – i.e., paying for performance;

●	emphasizing long-term performance of the Company, thus enhancing shareholder value; and

●	promoting and facilitating executive officer stock ownership.

We believe that it is in the best interests of the Company’s shareholders and its named executive officers that the Company’s executive compensation program, and each of its elements, remains simple and straightforward.  This approach should reduce the time and cost involved in setting the Company’s executive compensation policies and calculating the payments under such policies, and should enhance the transparency of, and the ability to comprehend, these policies.

Administration

The Compensation Committee has overall responsibility with respect to approving and monitoring the Company’s executive compensation program, and operates under a Charter that was approved by the Company’s Board of Directors in 2004.  None of the members of the Compensation Committee has been an officer or employee of the Company, and the Board of Directors has considered and determined that all of the members are independent as “independent” is defined under Nasdaq rules and otherwise meet the criteria set forth in the Committee’s Charter.

In fulfilling its responsibilities, the Compensation Committee, among other things, considers and approves the compensation level of each of the named executive officers, reviews and considers corporate goals and objectives relevant to the compensation of the named executive officers, evaluates the performance of the named executive officers in light of these goals and objectives, reviews and approves compensation based on these objectives and its evaluations, reviews criteria for making equity grants to the named executive officers and the Company’s other employees, considering the recommendations of senior management, and approves such equity grants.

Compensation Committee members regularly review and discuss the compensation of the named executive officers with Scott D. Dorfman, the Company’s Chairman, President and Chief Executive Officer, and consult with Mr. Dorfman in evaluating the performance of the named executive officers.  In addition, Mr. Dorfman may make recommendations to us regarding compensation for all of the named executive officers, other than for himself.

As discussed in greater detail below, the levels of each element of compensation for the named executive officers are determined based on several factors, which may include the Company’s performance and relative shareholder return, informal benchmarking against the value of similar compensation to executives at comparable companies, compensation provided in previous years, the terms of each named executive officer’s employment agreement with the Company, if such an agreement has been entered into, and other matters that we deem relevant.  In addition, we consider the level of experience and the responsibilities of each named executive officer, his performance as well as the personal contributions he makes to the success of the Company.  Qualitative factors such as leadership skills, analytical skills and organization development have been and will continue to be deemed to be important qualitative factors to take into account in considering elements and levels of compensation.  We have not adopted any formal or informal policy for allocating compensation between long-term and short-term, between cash and non-cash or among the different possible forms of non-cash compensation.

In 2007, the Company’s executive compensation program consisted of two primary elements:  base salary and annual discretionary performance bonuses in the form of equity awards (which are disclosed in the “Summary Compensation Table” under the “Stock Awards” column).  On April 16, 2007, we approved bonuses in the form of stock grants to two named executive officers with respect to their service during 2006.  No additional bonuses have been approved for named executive officers with respect to their service during 2007.  In addition to these primary elements, the Company has provided, and will continue to provide, its named executive officers with certain benefits, such as healthcare plans, that are available to all employees.

Elements of Compensation

Base Salary.  On an annual basis we determine the base salary for each of the named executive officers.  The base salary for a named executive officer is established based on, among other things, his experience and the scope of his responsibilities, his performance and the performance of the Company and our informal benchmarking against the value of similar salaries paid to executives at comparable companies.  The minimum levels of some of these base salaries are mandated by employment agreements with the named executive officers (which are described in more detail below under the heading “Employment Agreements with Named Executive Officers”).  We believe that base salaries are an important part of the Company’s executive compensation program because they provide the named executive officers with a steady income stream that is not contingent upon the Company’s overall performance.

Messrs. Dorfman, Toner and McMurphy each entered into a new employment agreement with the Company on April 16, 2007.  Under the new agreements, Mr. Dorfman’s minimum base salary was set at $425,000, and the minimum base salary of Messrs. Toner and McMurphy were each set at $200,000 from a minimum base salary of $205,000 in Mr. McMurphy’s prior agreement, and from $185,000 in Mr. Toner’s prior agreement.  The changes to the minimum base salaries were made to bring parity to the compensation levels of the senior executive group.  Although the minimum base salaries are set by the employment agreements, the annual base salary for Messrs. Toner and McMurphy was $250,000 for 2007 and is $250,000 for 2008.

Annual Discretionary Bonuses.  We utilize annual discretionary bonuses, either in cash or in the form of equity awards, to reward the named executive officers for their performance and the performance of the Company during the prior year.  We have not adopted any formal or informal performance objectives for the calculation or payment of these discretionary bonuses.  Instead, in determining an annual discretionary bonus, we consider, among other things, the Company’s performance and relative shareholder value, discretionary bonuses awarded in previous years, the performance of the named executive officer and his personal contributions to the success of the Company.

Annual discretionary cash bonuses, as opposed to equity-based awards, are designed to more immediately reward the named executive officers for their performance.  The immediacy of these bonuses provides a significant incentive to the named executive officers to raise their level of performance, and thus the Company’s overall level of performance.  Thus, we believe that discretionary cash bonuses can be an important motivating factor for the named executive officers.

We approved the payment of cash bonuses in 2006 to Messrs. Toner and McMurphy in the amounts set forth in the “Summary Compensation Table.”  Generally, no discretionary bonus has been awarded to Mr. Dorfman above his minimum base salary.

Restricted stock and other equity-based awards provide the named executive officers with a strong link to the Company’s long-term performance, promote an ownership culture, and more closely align the interest of the named executive officers and the Company’s shareholders.  On April 16, 2007, we approved bonuses to Messrs. Toner and McMurphy in the amount of 17,730 shares of Common Stock each, in respect of their service during 2006.  No additional bonuses have been approved for named executive officers with respect to their service during 2007.

Equity incentive awards are granted under the Company’s 2000 Stock Option and Incentive Award Plan.  This plan provides us with broad discretion to fashion the terms of awards to provide eligible participants with such stock-based incentives as we deem appropriate.  It permits the issuance of awards in a variety of forms, including non-qualified stock options and incentive stock options, stock appreciation rights, stock awards, restricted stock awards and performance shares.  Vesting terms for equity incentive awards are determined on a case by case basis.

Severance and Change of Control Arrangements.  As discussed in more detail in the “Employment Agreements with Named Executive Officers” and “Potential Payments Upon Termination or Change in Control” sections below, the named executive officers may be entitled to certain benefits upon the termination of their respective employment or change in control agreements.

Other Compensation.  The named executive officers currently are entitled to participate in the Company’s group medical, vision and dental coverage, group life insurance and group long-term disability insurance plans and in our 401(k) plan to the same extent that the Company’s employees are entitled to participate.  In addition, named executive officers can participate in a deferred compensation plan with respect to which Innotrac may provide matching contributions.  All Company matches permitted under the executive deferred compensation plan have been suspended.

A summary of certain other material terms of the Company’s compensation plans and arrangements is set forth below.

Employment Agreements with Named Executive Officers

Scott D. Dorfman.  Mr. Dorfman entered into a new agreement to serve as Innotrac’s Chairman of the Board, President and Chief Executive Officer on April 16, 2007.  His previous employment agreement expired on December 31, 2005.  The initial term of the new agreement expires on December 31, 2009 and automatically extends until December 31, 2010 and until each December 31st thereafter, unless either the Company or Mr. Dorfman provides written notice of non-renewal to the other party no later than the September 30th prior to the upcoming December 31st expiration date.  Mr. Dorfman is entitled to a salary of no less than $425,000 per year and is eligible for annual increases and a performance-based bonus.  Despite the minimum base salary established by the agreement, Mr. Dorfman has accepted a lower base salary in both 2006 and 2007, but will receive the full $425,000 in 2008.  He may participate in such benefit plans as Innotrac maintains from time to time for senior executives, and receives customary perquisites.

Mr. Dorfman’s employment agreement may be terminated by either party if he dies or becomes disabled, by Innotrac for “good cause” (as defined in the agreement) or for any reason by either party upon 90 days’ notice.  If the Company terminates Mr. Dorfman’s employment without “good cause”, he is entitled to receive a pro rata portion of his bonus for the year in which the termination occurs, based upon the year to date financials and performance of the Company and assuming performance at the target level for any individual performance criteria.  If the Company terminates Mr. Dorfman’s employment other than for “good cause” or due to his death or total disability, he is entitled to receive severance pay equal to his base salary for six months following such termination, and all unvested Company stock options will immediately become fully vested and exercisable upon such termination.  If Mr. Dorfman’s employment is terminated by the Company for “good cause”, all unvested Company stock options will be forfeited as of the termination date.

Mr. Dorfman’s employment agreement also provides for Mr. Dorfman to receive certain benefits if his employment is terminated within 18 months following the date of a “Change in Control.”  The agreement defines a “Change in Control” as any of the following: (i) the acquisition (other than from the Company) by any person of beneficial ownership of 50% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) consummation of (1) a merger or consolidation involving the Company if the shareholders of the Company, immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Employer outstanding immediately before such merger or consolidation, or (2) a complete liquidation or dissolution of the Company, or (3) an agreement for the sale or other disposition of all or substantially all of the assets of the Company; (iii) a change in the composition of the Company’s board of directors such that the individuals who, as of the date of the agreement, constitute the board cease for any reason to constitute at least a majority of the board; (iv) the occurrence of any other event or circumstance which is not covered by (i) through (iii) above which the board determines affects control of the Company and adopts a resolution that such event or circumstance constitutes a Change in Control for the purposes of the agreement.  The Agreement also defines “good reason” for which Mr. Dorfman may resign following a change of control as:  (i) the assignment to Mr. Dorfman of any duties inconsistent with his title and status, or a substantial adverse alteration in the nature or status of his responsibilities at the Company from those in effect immediately prior to the Change in Control; (ii) a substantial reduction by the Company in Mr. Dorfman’s base salary; (iii) the relocation of Mr. Dorfman’s principal office to a place more than 50 miles from Atlanta, Georgia; (iv) the failure by the Company to continue in effect any compensation or benefit plan or program in which Mr. Dorfman participates immediately prior to the change in control, which is material to Mr. Dorfman’s total compensation, unless an equitable arrangement has been made with respect to such plan, or the failure by the Company to continue Mr. Dorfman’s participation in such plan on a basis not materially less favorable.

If there is a Change in Control of the Company and Mr. Dorfman’s employment is terminated by the Company other than for “good cause” or due to his death or total disability or by Mr. Dorfman for “good reason” within 18 months following the date of the Change in Control, then, in addition to any accrued salary payable, but in lieu of the above-described severance payments, Mr. Dorfman is entitled to receive severance payments in the amount of his salary as then in effect for a period of 18 months from his date of termination, and all outstanding Company stock options will become fully vested on the date of termination.  If Mr. Dorfman terminates his employment within 18 months following the date of the Change in Control other than for “good reason”, he will be entitled to receive the same compensation and benefits described immediately above, but with a severance period of 12 months rather than 18 months.

Mr. Dorfman is subject to customary confidentiality, noncompetition and nonsolicitation covenants during the term of his employment and for an additional period following his termination.  The post-termination noncompetition and nonsolicitation period is 12 months.

All payments and benefits under the employment agreement are subject to compliance with the requirements of Section 409A of the Internal Revenue Code.

Robert J. Toner and James R. McMurphy.  On April 16, 2007, Messrs. Toner and McMurphy each entered into a new employment agreement with the Company.  Mr. Toner’s agreement provides that he will serve as Innotrac’s Senior Vice President − Logistics, and his previous agreement expired on January 1, 2005.  Mr. McMurphy’s agreement provides that he will serve as Innotrac’s Senior Vice President − Information Technology, and his previous agreement expired on December 31, 2005.  The initial term of each of these new agreements expires on December 31, 2009 and automatically extends until December 31, 2010 and until each December 31st thereafter, unless either the Company or the executive provides written notice of non-renewal to the other party no later than the September 30th prior to the upcoming December 31st expiration date.  Each executive is entitled to a salary of no less than $200,000 per year and is eligible for annual increases and a performance-based bonus.  The other provisions of these executive’s employment agreements are similar to those described above with respect to Mr. Dorfman’s employment agreement, with the following exceptions:  (1) the severance payments to which these executives are entitled upon termination by the Company other than for “good cause” or due to his death or total disability is equal to three months of salary, (2) the post-termination noncompetition and nonsolicitation period will be 12 months, if the executive is not entitled to any payment under the Company’s Officer Retention Plan, and 36 months if he receives any payment under the Company’s Officer Retention Plan, and (3) in lieu of the payments to which Mr. Dorfman may be entitled upon termination in connection with a change in control, each of these executives is eligible to participate in the Innotrac Corporation Officer Retention Plan, as discussed below and under the heading “Officer Retention Plan.”

2000 Stock Option and Incentive Award Plan

The Company’s shareholder-approved 2000 Stock Option and Incentive Award Plan is a flexible plan that provides the Compensation Committee with broad discretion to fashion the terms of awards to provide eligible participants with such equity-based incentives as the Committee deems appropriate.  It permits the issuance of awards in a variety of forms, including non-qualified stock options and incentive stock options, stock appreciation rights, stock awards, restricted stock awards and performance shares.  On April 16, 2007, the Committee approved awards to Messrs. Toner and McMurphy in the amount of 17,730 shares of Common Stock each, in respect of their service during 2006, which were fully vested upon grant.  No additional awards have been approved for named executive officers with respect to their service during 2007.

Officer Retention Plan

Innotrac believes that continuity of management is in the best interests of the Company and its shareholders.  Therefore, in an effort to assure that the Company has this continuity of management and that management has additional incentives to increase the long-term value of the Company, the Compensation Committee approved an officer retention plan (the “Officer Retention Plan”) pursuant to which certain of the named executive officers would receive certain cash payments if there were a change in control transaction involving the Company, so long as such officer continued to be employed by the Company until the time of any such transaction.

Pursuant to the terms of their employment agreements, discussed above, Messrs. Toner and McMurphy have been named as participants in the Officer Retention Plan.  Pursuant to the Officer Retention Plan, these executives may be entitled to a retention bonus payment if a Change in Control (as defined in the Officer Retention Plan) occurs while the executive is employed by the Company or if the Company terminates his employment other than for good cause within 6 months prior to the date of a Change in Control.  If the executive becomes entitled to any payment under the Officer Retention Plan, he will not be entitled to any other severance payment under the employment agreement upon termination of his employment.  If any severance amount was paid under the employment agreement prior to the date of any payment under the Officer Retention Plan, the amount payable under the Officer Retention Plan will be reduced by the amount previously paid the Employee pursuant to the employment agreement.

The Officer Retention Plan defines a “change in control” as any change in the ownership of the Company or effective control of the Company or any change in the ownership of a substantial portion of the assets of the Company, as defined in Internal Revenue Code Section 409A(a)(2)(A)(v) and the regulations promulgated thereunder.

Upon the occurrence of a change in control, each participant will be eligible to receive a retention bonus equal to the participant's “Participation Interest” at the time of the change in control multiplied by the amount of the “Retention Bonus Pool”, less the value of any shares of “Special Restricted Stock” held by the Participant as of the time of the change in control (each as defined in the Officer Retention Plan).  Retention bonus payments will be payable in a lump sum within 15 days of the change in control.  The participant must either have been employed on the date of the change in control, or have been terminated without good cause (as defined in the employment agreements) within 3 months before the change in control, to be eligible to receive the retention bonus.

As two of the three initial participants, Messrs. Toner and McMurphy have each been allocated a 33⅓% Participation Interest.  At any time prior to the date of a change in control, the Compensation Committee may add or remove participants and may revise the Participation Interests assigned to each participant.

The Retention Bonus Pool will be determined as of the date of the change in control.  The Retention Bonus Pool will be equal to $5.0 million if the Purchase Price (as defined in the Officer Retention Plan) of the Company is at least $90 million but less than $100 million.  For each additional $10 million in Purchase Price over $100 million, the Retention Bonus Pool will be increased by $1 million, such that a total Purchase Price of $200 million will result in a Retention Bonus Pool of $16 million.

The Officer Retention Plan will be interpreted so as to avoid the imposition of excise taxes on the participants under Section 4999 of the Internal Revenue Code and to avoid the disallowance of a deduction to the Company pursuant to Section 280G(a) of the Internal Revenue Code with respect to amounts payable under the Officer Retention Plan or otherwise.

Additionally, in connection with the approval of the Officer Retention Plan, on April 16, 2007, the Compensation Committee approved one-time, special retention grants of 88,652 shares of restricted stock to each of Messrs. Toner and McMurphy.  The restricted shares will vest in four equal annual installments, beginning on the seventh anniversary of the grant date.  All unvested shares will vest upon any change in control (as defined in the award agreement) of the Company before the tenth anniversary of the grant.

Benefits

The named executive officers also participate, on a voluntary basis, in Innotrac’s regular employee benefit programs, including group medical, vision and dental coverage, group life insurance and group long-term disability insurance and in Innotrac’s 401(k) plan.  In addition, named executive officers can participate in a deferred compensation plan with respect to which Innotrac may provide matching contributions.  All Company matches permitted under the executive deferred compensation plan have been suspended.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the current holdings of stock options and stock awards by the named executive officers, including both unexercised and unvested awards.  The market value of the stock awards is based upon the closing market price for the Company’s Common Stock as of December 31, 2007, the last trading day in 2007, which was $3.61.

	Stock Awards					Option Awards
Name	Stack Award Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Scott D. Dorfman	-			-		03/28/2000	50,000	-	$4.56	03/28/2010
						12/22/2000	25,000	-	$3.125	12/22/2010
						03/11/2002	50,000	-	$3.40	03/11/2012

Robert J. Toner	04-16-07	85,652	$250,000	-		05/21/2001	12,500	-	$4.56	05/21/2011
						03/11/2002	21,833	-	$3.40	03/11/2012
						08/15/2005	50,000	-	$4.56	08/15/2015

James R. McMurphy	04-16-07	85,652	$250,000	-		03/24/2003	50,000	-	$4.31	03/24/2013
						08/15/2005	50,000	-	$4.56	08/15/2015

On April 16, 2007, 177,304 restricted shares were issued to the Mr. Toner and Mr. McMurphy under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.  The market price of our stock on the date of issuance of the restricted shares was $2.82 and they vest in equal amounts on the 7th, 8th, 9th and 10 anniversary dates of their issuance.

Potential Payments Upon Termination or Change in Control

The Company is party to employment agreements with certain of its named executive officers, two of which include the participation of the officer in the Company’s Officer Retention Plan.  These employment agreements, and the incorporated officer retention plan, address, among other things, compensation and benefits that would be paid to the named executive officers in the event that his employment is terminated for different reasons, including termination for cause or without cause, and termination in connection with a change in control.  See above under the headings “Employment Agreements with Named Executive Officers” and “Officer Retention Plan” for a complete discussion of the terms of these employment agreements and the awards made under the officer retention plan.

In addition, the Company’s equity-based incentive plan and the award agreements under that plan, as modified by the employment agreements discussed above, call for compensation to be provided under certain circumstances in connection with the termination of a named executive officer’s employment or a change in control of the Company.

Non-Employee Director Compensation

The current compensation program for the Company’s non-employee directors is designed to pay directors for work required for a company of Innotrac’s size and scope and to align the directors’ interests with the long-term interests of Company’s shareholders.

Non-employee directors receive annual compensation of $20,000 as compensation for service on the Board of Directors.  Additionally, each non-employee director receives a cash payment of $250 for each Board of Directors meeting that he attends and a cash payment of $100 for each committee meeting that he attends.

The members of the Board of Directors who are employees of the Company do not receive additional compensation for Board or committee service.

The following table provides information on compensation paid to non-employee directors in 2007.

Name	Fees Earned or Paid in Cash	Option Awards (4)	Total
Bruce V. Benator (1)	$22,150	$13,700	$35,850
Martin J. Blank (2)	$22,150	$13,700	$35,850
Thomas J. Marano (3)	$22,150	$13,700	$35,850
Joel E. Marks (2)	$22,150	$13,700	$35,850
____________________
(1)	Member of the Nominating/Governance Committee of the Board of Directors.
(2)	Member of the Audit, Compensation and Nominating/Governance Committees of the Board of Directors.
(3)	Member of the Audit and Nominating/Governance Committees of the Board of Directors.
(4)
On June 8, 2007, the Company granted the non-employee directors 5,000 options to exercise shares at a strike price of $2.74.  The options vest 50% on the 2nd, 25% on the 3rd and 25% on the fourth anniversary date of their issuance and expire on the 10th anniversary date of their issuance.

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee was comprised of Messrs. Blank and Marks, both of whom were non-employee, independent directors.  No interlocking relationship exists between our Board of Directors, Compensation Committee or executive officers and the board of directors, compensation committee or executive officers of another company.

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

Voting Securities and Principal Shareholders

The following table sets forth information concerning the beneficial ownership of the Common Stock, which is Innotrac’s only class of voting stock, at April 1, 2008, by:
●	each person known to Innotrac to beneficially own more than 5% of the Common Stock;
●	each director (including nominees for re-election), and each of the executive officers named in the Summary Compensation Table for 2007; and
●	all of Innotrac’s directors and executive officers as a group.

To Innotrac’s knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all shares beneficially owned.

Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned
Scott D. Dorfman	5,632,003	(2)(3)	45.26%
IPOF Group	4,321,771	(4)	35.08%
James R. McMurphy	200,629	(5)	1.62%
Robert J. Toner	190,503	(6)	1.54%
Martin J. Blank	152,000	(7)	1.22%
Bruce V. Benator	111,000	(8)	*
Joel E. Marks	80,000	(9)	*
Thomas J. Marano	25,000	(10)	*
All directors and executive officers as a group (10 persons)	6,643,232		50.83%
_________________
*	Denotes less than 1%
(1)
Beneficial ownership is determined under the rules of the Securities and Exchange Commission.  These rules deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member, but they do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of April 1, 2008, there were 12,319,804 shares of Common Stock outstanding.

(2)
Includes an aggregate of 160,033 shares owned by: (i) Mr. Dorfman’s wife individually and as custodian for the benefit of their children; (ii) Mr. Dorfman’s brother as trustee for the benefit of Mr. Dorfman’s children; (iii) shares held by Mr. Dorfman’s children directly; and (iv) shares held by Mr. Dorfman as custodian for his children.  Mr. Dorfman’s address is 6655 Sugarloaf Parkway, Duluth, Georgia 30097.

(3)	Includes 125,000 shares subject to presently exercisable options.

(4)
The IPOF Group consists of IPOF Fund, L.P., the David Dadante Revocable Trust dated May 14, 2003 and David Dadante, individually.  Pursuant to an order dated November 21, 2005, the United States District Court for the Northern District of Ohio (the “Court”) appointed Mr. Mark E. Dottore the Receiver to the assets of IPOF Group.  The Court determined that Mr. Dottore, as Receiver, was to administer the assets of the IPOF Group with the same rights and powers as a general partner in a limited partnership pursuant to Ohio Revised Code Chapter 1782 Limited Partnerships.  Mr. Dottore’s address is 2344 Canal Road, Cleveland, Ohio 44113.

(5)	Includes 100,000 shares subject to presently exercisable stock options.
(6)	Includes 84,333 shares subject to presently exercisable stock options.
(7)	Includes 110,000 shares subject to presently exercisable stock options.

(8)	Includes 110,000 shares subject to presently exercisable stock options.
(9)	Includes 10,000 shares held by the Marks Family, LLP and 50,000 shares subject to presently exercisable stock options.
(10)	Includes 25,000 shares subject to presently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Policy on Related Person Transactions

The Company recognizes that transactions between the Company or its subsidiaries and any of its directors or executive officers can present potential or actual conflicts of interest.  Accordingly, as a general matter it is the Company’s preference to avoid such transactions.  Nevertheless, the Company recognizes that there are circumstances where such transactions may be in, or not inconsistent with, the best interests of the Company.  Therefore, the Company has adopted a formal policy that requires the Company’s Audit Committee to review and, if appropriate, approve or ratify any such transactions.  Pursuant to the policy, the Committee will review any transaction in which the Company is or will be a participant and the amount involved exceeds $120,000, and in which any of the Company’s directors, executive officers or 5% shareholders had, has or will have a direct or indirect material interest.  After its review, the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders.

Certain Related Person Transactions

The Company leases a single engine aircraft from a company wholly-owned by its Chairman and Chief Executive Officer.  The Company pays a pro-rated amount of the maintenance, insurance, taxes, fuel and other expenses associated with the aircraft based on Innotrac’s business use of the aircraft, which was approximately 86% for 2006 and 86% for 2007.  This allocation is reviewed annually.  Innotrac paid $200,000 for Innotrac’s use of the aircraft in 2006 and $197,000 for its use of the aircraft in 2007.

The Company paid approximately $24,000 and $30,000 in 2006 and 2007, respectively, in fees to Williams Benator & Libby, LLP, a CPA and consulting firm, for tax compliance and consulting services.  Bruce Benator, one of the Directors of Innotrac, is the Managing Partner and part owner of that firm.

The Company paid approximately $240,000 and $215,000 in 2006 and 2007, respectively, in fees to Harp Ink, a print broker, for services related to the printing of marketing, client, inter-company and other materials.  Harp Ink is owned by Hy Dorfman, the brother of the Company’s Chairman and Chief Executive Officer, and Hy Dorfman’s wife.

Mindy Dorfman, an employee who functioned full-time as a client service director for Innotrac, received total compensation from the Company of approximately $88,242 for 2006 and $92,880 for 2007.  She is the sister of the Company’s Chairman and Chief Executive Officer.

As of December 31, 2007, IPOF Fund, L.P. and its affiliates (the “IPOF Group”) held approximately 35.1% of the outstanding common stock of the Company.  Pursuant to an order dated November 21, 2005, the United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,771 shares of common stock of the Company, representing approximately 35.1% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least June 6, 2008.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.  This concern is ameliorated to some degree by the continuing prohibition by the court on sales of our shares by financial institutions that hold the shares in margin accounts.  The court has extended this prohibition on several occasions, most recently to June 6, 2008, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock.  If the court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

Pursuant to the Second Waiver and Amendment Agreement to the Company’s revolving credit agreement with Wachovia Bank, N.A. entered into by the Company and its primary bank on April 16, 2007, Scott Dorfman, the Company’s Chairman, President and CEO, granted the bank a security interest in certain of his personal assets valued on the date of the grant at no more than $2,000,000, which are treated as additional collateral under the revolving credit agreement until the earlier of (x) April 30, 2008 or (y) the date all deferred payments in connection with the Company’s acquisition of ClientLogic are paid in full, so long as, as of such date, no default exists under the revolving credit agreement and the fixed charge coverage ratio under the credit agreement for the most recent period is equal to or greater than 1.05 to 1.00.  As of April 29, 2008, the Company had reported a fixed charge coverage ratio greater than 1.05 for its most recent month of performance.  Certain payments, with the agreement of the seller, related to the Client Logic acquisition had not yet been paid at April 29, 2008.

On September 28, 2007, the Company entered into the Second Lien Term Loan and Security Agreement (the “Second Lien Credit Agreement”) with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).  The Company’s obligations under the Second Lien Credit Agreement are partially guaranteed by Scott Dorfman, the Company’s Chairman, President, and CEO, pursuant to a Limited Guaranty Agreement between Mr. Dorfman and Chatham Credit Management III, LLC.  Mr. Dorfman has also pledged as partial collateral for the loans under the Second Lien Credit Agreement, pursuant to a Guarantor Pledge Agreement between Mr. Dorfman and Chatham Credit Management III, LLC, the membership interests he owns in Chatham Investment Fund II, LLC and Chatham Investment Fund III, LLC (collectively, the “Chatham Funds”).  Mr. Dorfman’s guarantee is limited to the value of this Chatham Funds collateral.  Chatham Investment Fund III, LLC is one of the lenders under the Second Lien Credit Agreement, and both of the Chatham Funds are affiliated with the other Chatham entities acting as agents and lenders under the Second Lien Credit Agreement.  Mr. Dorfman previously served on the advisory board of Chatham Investment Fund II, LLC.

Director Independence

The Company’s Board of Directors has determined that a majority of its members are independent as defined under Nasdaq listing standards.  The independent directors are Messrs. Bruce V. Benator, Martin J. Blank, Thomas J. Marano, and Joel E. Marks.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The following table summarizes the aggregate fees billed to Innotrac by BDO Seidman, LLP for professional services for the fiscal years shown:

($ in thousands)	2007	2006
Audit Fees (1)	$200	$200
Audit-Related Fees (2)	27	15
Tax Fees	-	-
All Other Fees	-	-
Total	$227	$215
_________________
(1)	Fees for audit services billed in 2007 and 2006 consisted of an audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.
(2)	Fees for audit-related services billed in 2007 and 2006 consisted of consultations and an employee benefit plan audit.

Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services.  These policies and procedures describe the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.  These policies and procedures require that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.  On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

The Audit Committee also may pre-approve requests for specific audit, audit-related, tax and other services not contemplated on the Service List on a case-by-case basis, although these services cannot commence until such approval has been granted.  Normally, pre-approval is provided at regularly scheduled meetings; however, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, who must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

Provisions of the Sarbanes-Oxley Act of 2002 requiring Audit Committee pre-approval of all services to be performed by the independent auditor became effective during the Company’s 2003 fiscal year.  Pursuant to the effectiveness of such provisions, all services performed by the independent auditor in 2007 were pre-approved in accordance with this policy.  The Audit Committee did not waive any approval requirements during these periods.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

See the Financial Statements beginning on page 25 of the Original Report.

	2.	Financial Statement Schedules

See the Financial Statement Schedule beginning on page S-1 of the Original Report.

	3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2008.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of April 2008.

Signature	Title

/s/ Scott D. Dorfman	Chairman of the Board, President and Chief Executive
Scott D. Dorfman	Officer (Principal Executive Officer)

/s/ George M. Hare	Chief Financial Officer (Principal Accounting Officer)
George M. Hare

*	Director
Thomas J. Marano

*	Director
Bruce V. Benator

*	Director
Martin J. Blank

*	Director
Joel E. Marks

*By: /s/ Scott D. Dorfman
Scott D. Dorfman Attorney-in-fact

S-1