Form 10-Q
period 2008-03-31
INNOTRAC CORP
filed 2008-05-15
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from  _____________ to _____________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at May 10, 2008

Common Stock $.10 par value per share	12,319,803 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements
The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.  These financial statements should be read in conjunction with the statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

ASSETS	March 31, 2008	December 31, 2007
	(unaudited)

Current assets:
Cash and cash equivalents	$51	$1,079
Accounts receivable (net of allowance for doubtful accounts of $303 at
March 31, 2008 and $288 at December 31, 2007)	24,811	28,090
Inventories, net	1,073	599
Prepaid expenses and other	1,592	1,100
Total current assets	27,527	30,868

Property and equipment:
Rental equipment	259	286
Computer software and equipment	40,596	40,479
Furniture, fixtures and leasehold improvements	7,819	7,815
	48,674	48,580
Less accumulated depreciation and amortization	(31,901)	(30,878)
	16,773	17,702

Goodwill	25,169	25,169
Other assets, net	1,112	1,192

Total assets	$70,581	$74,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,688	$14,050
Line of credit	5,036	6,168
Term Loan	5,000	5,000
Accrued expenses and other	5,003	5,708
Total current liabilities	25,727	30,926

Noncurrent liabilities:
Other noncurrent liabilities	940	993
Total noncurrent liabilities	940	993

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value,
no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,585,759 issued and 12,319,803 shares outstanding	1,259	1,259
Additional paid-in capital	66,291	66,251
Accumulated deficit	(23,636)	(24,498)
Total shareholders’ equity	43,914	43,012

Total liabilities and shareholders’ equity	$70,581	$74,931

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Service revenues	$25,471	$22,115
Freight revenues	7,242	5,660
Total revenues	32,713	27,775

Cost of service revenues	12,099	10,390
Freight expense	7,249	5,562
Selling, general and administrative expenses	11,079	11,164
Depreciation and amortization	1,155	1,285
Total operating expenses	31,582	28,401
Operating income (loss)	1,131	(626)

Other expense:
Interest expense	269	167
Total other expense	269	167
Income (loss) before income taxes	862	(793)
Income taxes	-	-

Net income (loss)	$862	$(793)

Income (loss) per share:

Basic	$0.07	$(0.06)

Diluted	$0.07	$(0.06)

Weighted average shares outstanding:

Basic	12,320	12,281

Diluted	12,605	12,281

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$862	$(793)
Adjustments to reconcile net loss to net income (loss) provided by (used in)
operating activities:
Depreciation and amortization	1,155	1,285
Provision for bad debts	22	(46)
Stock compensation expense-stock options	21	19
Stock compensation expense-restricted stock	19	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	3,257	4,440
(Increase) decrease in inventory	(474)	144
Increase in prepaid expenses and other	(516)	(440)
Decrease in accounts payable	(3,362)	(4,398)
Decrease in accrued expenses and other	(760)	(329)
Net cash provided by (used in) operating activities	224	(118)

Cash flows from investing activity:
Capital expenditures	(120)	(691)
Net cash used in investing activities	(120)	(691)

Cash flows from financing activities:
Net repayments under line of credit	(1,132)	(140)
Net cash used in financing activities	(1,132)	(140)

Net decrease in cash and cash equivalents	(1,028)	(949)
Cash and cash equivalents, beginning of period	1,079	1,014
Cash and cash equivalents, end of period	$51	$65

Supplemental cash flow disclosures:

Cash paid for interest	$307	$177

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

1.             SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.  Certain of the Company’s more significant accounting policies are as follows:

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2007 and March 31, 2008 (see Note 4).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of call center services integrated with our fulfillment operations. Innotrac's fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. The shipping process is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier.  Innotrac's call center service  revenue is recognized according to written pricing agreements based on the number of calls, minutes or hourly rates when those calls and time rated services occur.  All other revenues are recognized as services are rendered.

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method.  Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date.  Under the requirements of  SFAS No. 123(R) the Company recorded $21,000 and $19,000 in compensation expense for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, approximately $105,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 37 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	3.51%	4. 56%
Expected dividend yield	0%	0%
Expected lives	2.0 Years	2.0 Years
Expected volatility	75.3%	71.9%

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument

Level 3: inputs to the valuation methodology are unobservable for the asset or liability

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

To measure fair value, we obtain statements of amounts outstanding for our debt instruments since our debt instruments consist of a revolving credit line and a term note which mature within one year of March 31, 2008.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

As of March 31, 2008
Fair Value Measurements Using (S in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	$-	$-	$-	$-

Total	$-	$-	$-	$-

As noted in the above table, we did not have any assets or liabilities measured at fair value on a recurring basis using quoted market prices in active markets (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

As allowed under FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, as of January 1, 2008, we have elected not to fully adopt SFAS No. 157 and are deferring adoption for certain non-financial assets and liabilities until January 1, 2009.  We are evaluating the effect, if any of the full adoption of SFAS No. 157 for certain non-financial assets and liabilities.

2.             FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wachovia Bank, which has a maximum borrowing limit of $15.0 million.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  At March 31, 2008 the Company also had a $5.0 million second lien loan outstanding to a credit management company.  The specific terms of the $5.0 million second lien loan are more fully described below.  The combined amount outstanding at March 31, 2008 under these two financing obligations was $10.0 million.

The revolving bank credit agreement matures in March 2009 and has a maximum borrowing limit of $15.0 million.  Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $17.9 million at March 31, 2008.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor, results in $1.5 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at March 31, 2008 amounted to $19.4 million.  The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at March 31, 2008 amounted to $5.0 million.  As a result, the Company had $10.0 million of borrowing availability under the revolving credit line at March 31, 2008.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio requires the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 0.9 to 1.0 from December 2007 through March 2008, 1.0 to 1.0 for the months of April and May 2008, 1.05 to 1.0 from June through September 2008 and 1.1 to 1.0 from October 2008 through the maturity of the facility in March 2009.  The Company was  in compliance with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement as of March 31, 2008.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  The Second Lien Credit Agreement was entered into with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).  The proceeds of the $5.0 million Second Lien Credit Agreement were needed to fund fourth quarter 2007 capital expenditure projects and provide seasonal working capital needs in the same quarter resulting from high revenue growth through the nine months ended September 30, 2007.  We anticipate repaying the term loan, from cash generated from operations, before September 28, 2008; the one year anniversary of its inception.

The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures.  If the option to renew for five months is exercised, the Company will be obligated to pay a $62,500 success fee which amount is five twelfth’s of the success fee paid when the loan was entered into on September 28, 2007.  There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15%.  Interest on borrowings under the Second Lien Credit Facility which accrued from inception to December 31, 2007 was paid on January 2, 2008.  Interest accruing during the period from January 1, 2008 through June 30, 2008 was, according to the terms of the Second Lien Credit Facility paid on January 1, 2008 when the Company signed an additional note for the value of the interest for that period of $379,000.  Under the terms of the additional note, if the Company repays any or all of the $5.0 million outstanding under the Second Lien Credit Facility before June 30, 2008, the amount owed under the additional note would not change.  The additional note will be repaid in accordance with the terms of the Second Lien Credit Agreement.  In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

The Second Lien Credit Agreement contains a fixed charge coverage ratio covenant with the same ratio requirements as those included in the revolving credit agreement with Wachovia.  The Second Lien Credit Agreement also limits the amount of capital expenditures the Company may make in any fiscal year beginning in the fiscal year 2008 to $4,500,000.  The Second Lien Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default (and, as appropriate, grace periods).  Simultaneous with the execution of the Fifth Amendment and the Second Lien Credit Agreement on September 28, 2007, the bank and Chatham entered into an intercreditor agreement defining the relative priority of security interests and other subordination terms.

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  Interest on borrowings under the Second Lien Credit Agreement is accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable outstanding on the $5.0 million loan.  For the three months ended March 31, 2008, we recorded interest expense of $77,000 on the revolving credit agreement at a weighted average interest rate of 5.42% and $190,000 of interest expense on the Second Lien Credit Agreement.  Our weighted average interest rate for the three months ended March 31, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.9%.  At March 31, 2008, the rate of interest being charged on the revolving credit agreement and the Second Lien Credit Agreement was 5.55% and 15.0% respectively.  The Company also incurred unused revolving credit facility fees of approximately $5,000 and $9,000 for the three months ended March 31, 2008 and 2007 respectively.

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

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended March 31,
	2008	2007
Diluted earnings per share:
Weighted average shares outstanding	12,320	12,281
Employee and director stock options and unvested restricted shares	285	-
Weighted average shares assuming dilution	12,605	12,281

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

Options outstanding to purchase 1.2 million shares of the Company’s common stock for the three months ended March 31, 2008 and 1.6 million shares for the three months ended March 31, 2007 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On April 16, 2007 265,956 restricted shares were issued, but not vested, under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2008 and December 31, 2007 was approximately $18.6 million and $18.9 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $49.1 million at December 31, 2007 that expires between 2022 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $13.5 million and $13.8 million has been recorded as of March 31, 2008 and December 31, 2007, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three months ended March 31, 2008, the deferred tax expense of $337,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007.  The Company has a gross deferred tax asset of approximately $18.9 million at December 31, 2007, which did not change significantly during the three months ended March 31, 2008.  As discussed in Note 6 to the financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at March 31, 2008.  Therefore, the application of FIN 48 had no material impact on the financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of March 31, 2008, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

Employment Commitment.  In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000.  These funds were accounted for as a reduction in the basis of the assets acquired.  In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis.  This obligation, which became effective June 2002, will continue through June 2009.  In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.  During the three months ended March 31, 2008, the Company met the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis.  However, during the three months ended March 31, 2007, the Company did not meet the minimum employee requirements, incurring a penalty of approximately $4,000.

6.	RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934.  The Company promptly conducted an investigation of the matter.  IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006.  In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante.  The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful.  The Company has not recorded any estimated receivable from this settlement. Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through June 6, 2008.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

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

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company.  Actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in the past three years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail under “Item 1A – Risk Factors” in our Annual Report on Form 10-K and in Part II – Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.  We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our core service offerings include the following:

Fulfillment Services:
●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management; and
●	returns management.

Customer Support Services:
●	inbound call center services
●	technical support and order status
●	returns and refunds processing
●	call centers integrated into fulfillment platform
●	cross-sell/up-sell services

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	collaborative chat; and
●	intuitive e-mail response.

The Company is primarily focused on five diverse lines of business, or industry verticals.  This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years.

Business Mix

	Three Months Ended March 31,
Business Line/Vertical	2008	2007
Direct Marketing	36.9%	31.7%
Retail/Catalog	34.5	31.8
Modems	18.4	17.8
Business-to-Business (“B2B”)	6.9	12.9
Telecommunications	3.3	5.8
	100.0%	100.0%

Retail, Catalog and Direct Marketing.  The Company provides a variety of fulfillment and customer support services for a significant number of retail, catalog and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc. and Thane International.  We take orders for our retail, catalog and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received.  Inventory for our retail, catalog and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys.  Our revenues are sensitive to the number of orders and customer service calls received.  Our client contracts do not guarantee volumes.  We anticipate that the percentage of our total revenues attributable to our retail and catalog clients will increase during the remainder of 2008 due to the projected growth rates of our clients’ business in the retail and catalog vertical being greater than other verticals’ projected rates of growth.

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

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2008 and 2007.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended March 31,
	2008	2007

Service revenues	77.9%	79.6%
Freight revenues	22.1	20.4
Total Revenues	100.0%	100.0%

Cost of service revenues	37.0	37.4
Freight expense	22.2	20.0
Selling, general and administrative expenses	33.9	40.2
Depreciation and amortization	3.5	4.7
Operating income (loss)	3.4	(2.3)
Other expense, net	0.8	0.6
Income (loss) before income taxes	2.6	(2.9)
Income tax benefit	-	-
Net income (loss)	2.6%	(2.9)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Service revenues.  Net service revenues increased 15.2% to $25.5 million for the three months ended March 31, 2008 from $22.1 million for the three months ended March 31, 2007.  This increase was primarily attributable to a $2.2 million increase in our retail and catalog vertical resulting from increased volume and improved pricing from existing clients, a $1.9 million increase in our direct marketing vertical resulting from the addition of several new clients and increased volume from existing clients, a $1.1 million increase in revenues from our DSL clients due to increased volumes and improved pricing from existing clients, offset by a $1.3 million decrease in revenues from our B2B vertical due to the loss of a customer and a $522,000 reduction in revenue from our Telecom vertical resulting from decreased volumes.

Freight Revenues. The Company’s freight revenues increased 28.0% to $7.2 million for the three months ended March 31, 2008 from $5.7 million for the three months ended March 31, 2007.  The increase in freight revenues of $1.6 million is primarily attributable to a $1.4 million increase in our direct marketing vertical resulting from the addition of new clients and increased volume from existing clients and a $288,000 increase in revenue from our retail and catalog vertical due to increased volume from an existing client.

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased 16.4% to $12.1 million for the three months ended March 31, 2008, compared to $10.4 million for the three months ended March 31, 2007.  The cost of revenue increase was primarily due to the increase in labor costs associated with the increase in service revenues.

Freight Expense.  The Company’s freight expense increased 30.3% to $7.2 million for the three months ended March 31, 2008 compared to $5.6 million for the three months ended March 31, 2007 due to the increase in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended March 31, 2008 decreased slightly to $11.1 million, or 33.9% of total revenues, compared to $11.2 million, or 40.2% of total revenues, for the same period in 2007.  The decrease in S,G&A expenses as a percentage of revenue in 2008 as compared to 2007 was primarily attributable to the overall increase in revenue and our ability to manage our business growth while maintaining a constant administrative overhead expense.

Interest Expense.  Interest expense for the three months ended March 31, 2008 and March 31, 2007 was $269,000 and $167,000, respectively.  The increase was related to loans outstanding under the $5.0 million term loan which was not outstanding in the first quarter of 2007, partially offset by a decrease in the amount outstanding under the revolving credit agreement and a reduction in the weighted average interest rate.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with income for the three months ended March 31, 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2008.  Income taxes associated with the loss for the three months ended March 31, 2007 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company has a revolving credit facility with Wachovia Bank, which has a maximum borrowing limit of $15.0 million.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  At March 31, 2008 the Company also had a $5.0 million second lien loan outstanding to a credit management company.  The specific terms of the $5.0 million second lien loan are more fully described below.  The combined amount outstanding at March 31, 2008 under these two financing obligations was $10.0 million.

The Company had cash and cash equivalents of approximately $51,000 at March 31, 2008 as compared to $1.1 million at December 31, 2007.  The reduced amount of cash and cash equivalents at March 31, 2008 as compared to December 31, 2007 is the result of our consolidation of cash accounts under our revolving credit line at March 31, 2008 thereby lowering our loan outstanding and increasing our availability under the credit line.  Additionally, the Company decreased its borrowings outstanding under its revolving credit facility (discussed below) to $5.0 million at March 31, 2008, as compared to $6.2 million at December 31, 2007.  This reduction resulted from the use of funds provided by a reduction in Accounts Receivable of $3.3 million during the three months ended March 31, 2008 which are normally higher at December 31st of each year due to seasonally higher revenues in the fourth quarter of the calendar year.  The Company generated positive cash flow from operations of $224,000 during the three months ended March 31, 2008, as compared to negative cash flow from operations of $118,000 in the same period in 2007.  The $342,000 improvement in cash flow generated from operations was mostly due to the combined result of generating a net profit of $862,000 compared to a net loss of $793,000 offset by the net effect of all working capital accounts using $1.9 million of cash during the three months ended March 31, 2008 compared with the net effect of all working capital accounts using $583,000 of cash during the three months ended March 31, 2007.

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The revolving bank credit agreement matures in March 2009 and has a maximum borrowing limit of $15.0 million.  Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $17.9 million at March 31, 2008.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor, results in $1.5 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at March 31, 2008 amounted to $19.4 million.  The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at March 31, 2008 amounted to $5.0 million.  As a result, the Company had $10.0 million of borrowing availability under the revolving credit line at March 31, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio requires the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 0.9 to 1.0 from December 2007 through March 2008, 1.0 to 1.0 for the months of April and May 2008, 1.05 to 1.0 from June through September 2008 and 1.1 to 1.0 from October 2008 through the maturity of the facility in March 2009.  The Company was  in compliance with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement as of March 31, 2008.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  The Second Lien Credit Agreement was entered into with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).  The proceeds of the $5.0 million Second Lien Credit Agreement were needed to fund fourth quarter 2007 capital expenditure projects and provide seasonal working capital needs in the same quarter resulting from high revenue growth through the nine months ended September 30, 2007.  We anticipate repaying the term loan, from cash generated from operations, before September 28, 2008; the one year anniversary of its inception.

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures.  There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  If the option to renew for five months is exercised, the Company will be obligated to pay a $62,500 success fee which amount is five twelfth’s of the success fee paid when the loan was entered into on September 28, 2007.  There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15%.  Interest on borrowings under the Second Lien Credit Facility which accrued from inception to December 31, 2007 was paid on January 2, 2008.  Interest accruing during the period from January 1, 2008 through June 30, 2008 was, according to the terms of the Second Lien Credit Facility paid on January 1, 2008 when the Company signed an additional note for the value of the interest for that period of $379,000.  Under the terms of the additional note, if the Company repays any or all of the $5.0 million outstanding under the Second Lien Credit Facility before June 30, 2008, the amount owed under the additional note would not change.  The additional note will be repaid in accordance with the terms of the Second Lien Credit Agreement.  In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

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

The Second Lien Credit Agreement contains a fixed charge coverage ratio covenant with the same ratio requirements as those included in the revolving credit agreement with Wachovia.  The Second Lien Credit Agreement also limits the amount of capital expenditures the Company may make in any fiscal year beginning in the fiscal year 2008 to $4,500,000.  The Second Lien Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default (and, as appropriate, grace periods).  Simultaneous with the execution of the Fifth Amendment and the Second Lien Credit Agreement on September 28, 2007, the bank and Chatham entered into an intercreditor agreement defining the relative priority of security interests and other subordination terms.

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  Beginning with the month of December 2007 and during the three months ended March 31, 2008, the Company maintained a fixed charge ratio above 1.0.  For the three months ended March 31, 2008 and 2007, the Company incurred interest expense related to the revolving credit agreement of approximately $77,000 and $158,000, respectively.  The Company also incurred unused revolving credit facility fees of approximately $5,000 and $9,000 during the three months ended March 31, 2008 and 2007, respectively.

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on borrowings under the Second Lien Credit Agreement is accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable outstanding on the $5.0 million loan.  For the three months ended March 31 2008 and 2007, the Company incurred interest expense related to the Second Lien Credit Agreement of approximately $190,000 and $0, respectively.

For the three months ended March 31, 2008, we recorded interest expense of $77,000 on the revolving credit agreement at a weighted average interest rate of 5.42% and $190,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0%.  Our weighted average interest rate for the three months ended March 31, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.9%.  At March 31, 2008, the rate of interest being charged on the revolving credit agreement and the Second Lien Credit Agreement was 5.55% and 15.0% respectively.

For the three months ended March 31, 2008, compared to the same three month period in 2007, the Company had an improvement in cash generated from operating activities of $342,000 resulting from positive cash flow from operations of $224,000 in 2008 compared to negative cash flow from operations in 2007 of $118,000.  The $342,000 improvement for the three months ended March 31, 2008 from the same period ended 2007 was mostly due to the combined result of generating a net profit of $862,000 compared to a net loss of $793,000 offset by the net effect of all working capital accounts using $1.9 million of cash during the three months ended March 31, 2008 compared with the net effect of all working capital accounts using $583,000 of cash during the three months ended March 31, 2007.  Additionally, non cash expenses for depreciation, which are included in the net profit, were $1.2 million compared to $1.3 million for the three months ended March 31, 2008 and 2007 respectively.

During the three months ended March 31, 2008, net cash used in investing activities was $120,000 as compared to $691,000 in the same period in 2007.  The decrease of $571,000 was due to expenditures made in 2007 relating to the Target facility that did not reoccur in 2008.

During the three months ended March 31, 2008, net cash used in financing activities was $1.1 million compared to $140,000 in the same period of 2007.  The $1.0 million increase in cash used in financing activities is due to additional repayments of the obligations outstanding under the revolving credit facility in 2008 as compared to 2007.

The Company has generated $224,000 of positive cash flows and net income from operations for the three months ended March 31, 2008 compared to $118,000 of negative cash flows and net loss from operations for the same period in 2007.  This improvement of $342,000 has resulted mainly from the combination of improved operating costs and pricing in several of our key customer accounts and the benefit of sustained higher revenues with continued control over selling, general and administrative expenses.  The Company estimates that its cash and financing needs through the rest of 2008 will be met by cash flows from operations and its operating cash flows will provide sufficient liquidity to repay the Second Lien Credit Agreement before its one year anniversary on September 28, 2008.

Item 2 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 1 to the condensed financial statements in this Form 10-Q and Note 2 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.  The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles.   The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of March 31, 2008 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earnout payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001.  In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2008.  The valuation supported that the fair value of the reporting unit at January 1, 2008 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist.  The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2008 and December 31, 2007 was approximately $18.6 million and $18.9 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $49.1 million at December 31, 2007 that expires between 2022 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $13.5 million and $13.8 million has been recorded as of March 31, 2008 and December 31, 2007, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three months ended March 31, 2008, an income tax expense of $337,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  There was no impact on the Company's financial statements upon adoption on January 1, 2008.

In December 2007, the FASB issued SFAS No 141(R) which revised SFAS 141 “Business Combinations”.  This revised standard will be effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and rules for capitalization of costs of acquisition.  Since SFAS 141(R) will apply to acquisitions occurring in the future, the Company does not expect there to be any impact on the historic reported financial statements of the Company when it is adopted.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company does not transact any sales in foreign currency.  To the extent that the Company has borrowings outstanding under its credit facility and its second lien term loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, and the Company has no long-term purchases commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008.  Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below and more fully in “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report.  The identified material weakness consists of an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Changes in Internal Control Over Financial Reporting

There was no material change in our internal control over financial reporting during the quarter ended March 31, 2008.  The material weakness discussed above has not been corrected resulting in a reasonable possibility that a material misstatement could result in our financial reporting.  As described more fully in "Item 9A - Controls and Procedures - Plan for Remediation of material weaknesses" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, to address such material weakness, we continue to monitor our disclosure and financial reporting control procedures and are reviewing staffing requirements to remediate the material weakness.

Part II – Other Information

Item 6 – Exhibits

Exhibits:

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

INNOTRAC CORPORATION
(Registrant)

Date: May 15, 2008	By: /s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: May 15, 2008	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)