Form 10-Q
period 2008-06-30
INNOTRAC CORP
filed 2008-08-14
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Outstanding at August 8, 2008

Common Stock $.10 par value per share	12,319,803 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements
The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and includes those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.  These financial statements should be read in conjunction with the statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

ASSETS	June 30, 2008	December 31, 2007
	(unaudited)

Current assets:
Cash and cash equivalents	$343	$1,079
Accounts receivable (net of allowance for doubtful accounts of $235 at
June 30, 2008 and $288 at December 31, 2007)	21,342	28,090
Inventories, net	822	599
Prepaid expenses and other	1,594	1,100
Total current assets	24,101	30,868

Property and equipment:
Rental equipment	240	286
Computer software and equipment	41,619	40,479
Furniture, fixtures and leasehold improvements	8,088	7,815
	49,947	48,580
Less accumulated depreciation and amortization	(32,902)	(30,878)
	17,045	17,702

Goodwill	25,169	25,169
Other assets, net	1,105	1,192

Total assets	$67,420	$74,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,294	$14,050
Line of credit	5,220	6,168
Term Loan	5,000	5,000
Accrued expenses and other	5,000	5,708
Total current liabilities	21,514	30,926

Noncurrent liabilities:
Other noncurrent liabilities	954	993
Total noncurrent liabilities	954	993

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value,
no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,585,759 issued and 12,319,803 shares outstanding	1,259	1,259
Additional paid-in capital	66,334	66,251
Accumulated deficit	(22,641)	(24,498)
Total shareholders’ equity	44,952	43,012

Total liabilities and shareholders’ equity	$67,420	$74,931

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)

Service revenues	$23,418	$22,533
Freight revenues	6,109	5,521
Total revenues	29,527	28,054

Cost of service revenues	10,559	10,325
Freight expense	6,016	5,468
Selling, general and administrative expenses	10,583	10,737
Depreciation and amortization	1,021	1,317
Total operating expenses	28,179	27,847
Operating income	1,348	207

Other expense:
Interest expense	353	162
Total other expense	353	162
Income before income taxes	995	45
Income taxes	-	-

Net income	$995	$45

Income per share:

Basic	$0.08	$0.00

Diluted	$0.08	$0.00

Weighted average shares outstanding:

Basic	12.320	12,282

Diluted	12,418	12,283

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)

Service revenues	$48,888	$44,649
Freight revenues	13,351	11,180
Total revenues	62,239	55,829

Cost of service revenues	22,657	20,716
Freight expense	13,265	11,030
Selling, general and administrative expenses	21,662	21,901
Depreciation and amortization	2,072	2,602
Total operating expenses	59,656	56,249
Operating income (loss)	2,583	(420)

Other expense:
Interest expense	726	329
Total other expense	726	329
Income (loss) before income taxes	1,857	(749)
Income taxes	-	-

Net income (loss)	$1,857	$(749)

Income (loss) per share:

Basic	$0.15	$(0.06)

Diluted	$0.15	$(0.06)

Weighted average shares outstanding:

Basic	12,320	12,281

Diluted	12,403	12,281

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,857	$(749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,072	2,602
Provision for bad debts	(50)	(21)
Stock compensation expense-stock options………	46	51
Stock compensation expense-restricted stock……	37	-
Stock issued to settle employee stock bonus	-	111
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	6,798	2,896
(Increase) decrease in inventory	(223)	645
Increase in prepaid expenses and other	(407)	(329)
Decrease in accounts payable	(7,756)	(1,422)
Decrease in accrued expenses and other	(750)	(1,124)
Net cash provided by operating activities	1,624	2,660

Cash flows from investing activity:
Capital expenditures	(1,412)	(2,737)
Installment payment on previous acquisition of business	-	(800)
Net cash used in investing activities	(1,412)	(3,537)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(948)	418
Loan commitment fees	-	(10)
Net cash (used in) provided by financing activities	(948)	408

Net decrease in cash and cash equivalents	(736)	(469)
Cash and cash equivalents, beginning of period	1,079	1,014
Cash and cash equivalents, end of period	$343	$545

Supplemental cash flow disclosures:

Cash paid for interest	$381	$351

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2007 and June 30, 2008 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method.  Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date.  Under the requirements of SFAS No. 123(R) the Company recorded $25,000 and $31,000 in compensation expense for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, the Company recorded $46,000 and $51,000 in 2008 and 2007, respectively.  As of June 30, 2008, approximately $66,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 34 months.  In addition, on April, 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan, which plan was approved by the Board of Directors in 2005 with the restricted shares issued from the shares available under the 2000 Stock Option and Incentive Award Plan.  In accordance with SFAS No. 123(R) the market value of the 265,956 shares was determined at the date of grant to be $750,000 and is being amortized using the straight-line method over the 10 year maximum vesting period defined in the Executive Retention Plan.  During the three and six months ended June 30, 2008, the Company recorded $19,000 and $37,000, respectively, in compensation expense related to the issuance of the restricted stock.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,
	2008	2007
Risk-free interest rate	4.1%	5.1%
Expected dividend yield	0%	0%
Expected lives	2.3 Years	2.1 Years
Expected volatility	75.9%	71.7%

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

To measure fair value, we obtain statements of amounts outstanding for our debt instruments since our debt instruments consist of a revolving credit line and a term note which mature within one year of June 30, 2008.

We did not have any assets or liabilities measured at fair value on a recurring basis using quoted market prices in active markets (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

As allowed under FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, as of January 1, 2008, we have elected not to fully adopt SFAS No. 157 and are deferring adoption for certain non-financial assets and liabilities until January 1, 2009.  We are evaluating the effect, if any, of the full adoption of SFAS No. 157 for certain non-financial assets and liabilities.

2.             FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wachovia Bank, which has a maximum borrowing limit of $15.0 million.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  At June 30, 2008 the Company also had a $5.0 million second lien loan outstanding to a credit management company.  The specific terms of the $5.0 million second lien loan are more fully described below.  The combined amount outstanding at June 30, 2008 under these two financing obligations was $10.2 million.

The revolving bank credit agreement matures in March 2009 and has a maximum borrowing limit of $15.0 million.  Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $17.1 million at June 30, 2008.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor, results in $1.5 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with letters of credit outstanding be subtracted from the total collateral adjusted for certain reserves to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at June 30, 2008 amounted to $18.6 million.  The amount borrowed and outstanding including letters of credit outstanding at June 30, 2008 amounted to $6.9 million.  As a result, the Company had $8.1 million of borrowing availability under the $15.0 million revolving credit line at June 30, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio requires the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of  1.05 to 1.0 from June through September 2008 and 1.1 to 1.0 from October 2008 through the maturity of the facility in March 2009.  The Company was in compliance with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement as of June 30, 2008.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  The Second Lien Credit Agreement was entered into with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).  The proceeds of the $5.0 million Second Lien Credit Agreement were needed to fund fourth quarter 2007 capital expenditure projects and provide seasonal working capital needs in the same quarter resulting from high revenue growth through the nine months ended September 30, 2007.  We anticipate repaying the term loan, from cash generated from operations, before September 28, 2008, the one year anniversary of its inception.

The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures.  If the option to renew for five months is exercised, the Company will be obligated to pay a $62,500 success fee which amount is five twelfths of the success fee paid when the loan was entered into on September 28, 2007.  There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15%.  Interest on borrowings under the Second Lien Credit Facility which accrued from inception to December 31, 2007 was paid on January 2, 2008.  Interest accruing during the period from January 1, 2008 through June 30, 2008 was, according to the terms of the Second Lien Credit Facility paid on January 1, 2008 when the Company signed an additional note for the value of the interest for that period of $379,000.    The additional note will be repaid in accordance with the terms of the Second Lien Credit Agreement.  In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
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

For the three months ended June 30, 2008, we recorded interest expense of $57,000 on the revolving credit agreement at a weighted average interest rate of 4.05% and $190,000 of interest expense on the Second Lien Credit Agreement at a constant interest rate for the three months of 15.0%, excluding the amortization of loan costs of $104,000 for the three months ended June 30, 2008.  For the three months ended June 30, 2007, we recorded interest expense of $152,000 at a weighted average rate of 7.73% on the revolving credit agreement and did not have any outstanding balance or interest expense for the Second Lien Credit Agreement.  Our weighted average interest rate for the three months ended June 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.16%.  At June 30, 2008, the rate of interest being charged on the revolving credit agreement and the Second Lien Credit Agreement was 3.96% and 15.0%, respectively.  The Company also incurred unused revolving credit facility fees of approximately $4,000 and $10,000 for the three months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, we recorded interest expense of $135,000 on the revolving credit agreement at a weighted average interest rate of 4.76% and $379,000 of interest expense on the Second Lien Credit Agreement at a constant interest rate for the six months of 15.0%, excluding the amortization of loan costs of $208,000.  For the six months ended June 30, 2007, we recorded interest expense of $310,000 at a weighted average rate of 7.67% on the revolving credit agreement and did not have any outstanding balance or interest expense for the Second Lien Credit Agreement.  Our weighted average interest rate for the six months ended June 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.54%.  The Company also incurred unused revolving credit facility fees of approximately $9,000 and $20,000 for the six months ended June 30, 2008 and 2007 respectively.

Based on current projections, the Company believes that it will be able to comply with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

3.             EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Diluted earnings per share:
Weighted average shares outstanding	12,320	12,282	12,320	12,281
Employee and director stock options and unvested restricted shares	98	1	83	-
Weighted average shares assuming dilution	12,418	12,283	12,403	12,281

Options outstanding to purchase 945,000 shares of the Company’s common stock for the three months ended June 30, 2008 and 1.0 million shares for six months ended June 30, 2008 were not included in diluted earnings per share because their effect was anti-dilutive. Options outstanding to purchase 1.9 million shares for both the three and six months ended June 30, 2007 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On April 16, 2007, 265,956 restricted shares were issued, but not vested, under the terms provided in the Executive Retention Plan which plan was approved by the Board of Directors in 2005 with the restricted shares issued from the shares available under the 2000 Stock Option and Incentive Award Plan.  These restricted shares are included in  the fully diluted earnings per share calculation.

4.             INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2008 and December 31, 2007 was approximately $18.7 million and $18.9 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward which expires between 2022 and 2027 and totaled $49.1 million at December 31, 2007.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $13.1 million and $13.8 million has been recorded as of June 30, 2008 and December 31, 2007, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three and six months ended June 30, 2008, the deferred tax expense of $387,000 and $724,000, respectively, was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007.  The Company has a gross deferred tax asset of approximately $18.9 million at December 31, 2007, which did not change significantly during the six months ended June 30, 2008.  As discussed in Note 6 to the financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at June 30, 2008.  Therefore, the application of FIN 48 had no material impact on the financial statements.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of June 30, 2008, we have no accrued interest or penalties related to uncertain tax positions.

5.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

Employment Commitment.  In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000.  These funds were accounted for as a reduction in the basis of the assets acquired.  In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis.  This obligation, which became effective June 2002, will continue through June 2009.  In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.  During the three and six months ended June 30, 2008 and 2007, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $4,000 and $2,000 for the three months ended June 30, 2008 and 2007, respectively.  The Company incurred a penalty of approximately $4,000 and $7,000 for the six months ended June 30, 2008 and 2007 respectively.

6.             RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934.  The Company promptly conducted an investigation of the matter.  IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006.  In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante.  The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful.  The Company has not recorded any estimated receivable from this settlement.  Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through September 5, 2008.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

Pursuant to the Third Amendment to the Company’s revolving bank credit agreement, Scott Dorfman, the Company’s Chairman, President and CEO has granted Wachovia Bank a security interest in certain personal assets to be treated as additional collateral under the credit agreement until the earlier of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full, so long as no default exists and the fixed charge coverage ratio for the most recent period is equal to or greater than 1.05 to 1.00.  As of June 30, 2008, the Company still included the personal assets as collateral.

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

Business Mix

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line/Vertical	2008	2007	2008	2007
Direct Marketing	35.8%	30.2%	36.4%	31.0%
eCommerce / Direct to Consumer	36.3	35.3	35.4	33.5
Modems	18.6	17.8	18.4	17.8
Business-to-Business (“B2B”)	5.5	11.1	6.2	12.0
Telecommunications	3.8	5.6	3.6	5.7
	100.0%	100.0%	100.0%	100.0%

eCommerce / Direct-to-Consumer and Direct Marketing.  The Company provides a variety of fulfillment and customer support services for a significant number of eCommerce, direct–to-consumer and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., Smith & Hawken, Ltd., Porsche Cars North America, Inc. and Thane International.  We take orders for our  eCommerce and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received.  Inventory for our eCommerce and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys.  Our revenues are sensitive to the number of orders and customer service calls received.  Our client contracts do not guarantee volumes.  We anticipate that the percentage of our total revenues attributable to our eCommerce and direct marketing clients will increase during the remainder of 2008 due to the projected growth rates of our clients’ business in these verticals being greater than other verticals’ projected rates of growth.

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

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2008 and 2007.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service revenues	79.3%	80.3%	78.5%	80.0%
Freight revenues	20.7	19.7	21.5	20.0
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	35.8	36.8	36.4	37.1
Cost of freight expense	20.4	19.5	21.3	19.8
Selling, general and administrative expenses	35.8	38.3	34.8	39.2
Depreciation and amortization	3.4	4.7	3.3	4.6
Operating income (loss)	4.6	0.7	4.2	(0.7)
Other expense, net	(1.2)	(0.5)	(1.2)	(0.6)
Income (loss) before income taxes	3.4	0.2	3.0	(1.3)
Income tax benefit	-	-	-	-
Net income (loss)	3.4%	0.2%	3.0%	(1.3)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenues.  Net service revenues increased 3.9% to $23.4 million for the three months ended June 30, 2008 from $22.5 million for the three months ended June 30, 2007.  This increase was primarily attributable to a $1.6 million increase in our direct marketing vertical resulting from the addition of several new clients and increased volume from existing clients, a $661,000 increase in our  eCommerce / direct-to-consumer vertical resulting from increased volume and improved pricing from existing clients, a $484,000 increase in revenues from our DSL clients due to improved pricing from existing clients, offset by a $1.4 million decrease in revenues from our B2B vertical due to the loss of a customer and a $465,000 reduction in revenue from our Telecom vertical resulting from decreased volumes.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freight Revenues. The Company’s freight revenues increased 10.7% to $6.1 million for the three months ended June 30, 2008 from $5.5 million for the three months ended June 30, 2007.  The increase in freight revenues of $558,000 is primarily attributable to a $ 471,000 increase in our direct marketing vertical resulting from the addition of new clients and increased volume from existing clients and a $165,000 increase in revenue from our eCommerce / direct-to-consumer vertical due to increased volume from an existing client.

Cost of service revenues. Cost of service revenues increased 2.3% to $10.6 million for the three months ended June 30, 2008, compared to $10.3 million for the three months ended June 30, 2007.  The cost of revenue increase was primarily due to the increase in labor costs associated with the increase in service revenues.

Freight Expense.  The Company’s freight expense increased 10.0% to $6.0 million for the three months ended June 30, 2008 compared to $5.5 million for the three months ended June 30, 2007 due to the increase in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended June 30, 2008 decreased slightly to $10.6 million, or 35.8% of total revenues, compared to $10.7 million, or 38.3% of total revenues, for the same period in 2007.  The decrease in S,G&A expenses as a percentage of revenue in 2008 as compared to 2007 was primarily attributable to the overall increase in revenue and our ability to manage our business growth while maintaining a constant administrative overhead expense.

Interest Expense.  Interest expense for the three months ended June 30, 2008 and June 30, 2007 was $353,000 and $162,000, respectively.  The increase was related to the interest and amortization of loan costs for the loans outstanding under the $5.0 million term loan which was not outstanding in the second quarter of 2007, partially offset by a decrease in the amount outstanding under the revolving credit agreement and a reduction in the weighted average interest rate.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with income for the three months ended June 30, 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2008.  Income taxes associated with the profit for the three months ended June 30, 2007 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenues.  Net service revenues increased 9.5% to $48.9 million for the six months ended June 30, 2008 from $44.6 million for the six months ended June 30, 2007.  This increase was primarily attributable to a $3.4 million increase in our direct marketing vertical resulting from the addition of several new clients and increased volume from existing clients, a $2.7 million increase in our eCommerce vertical resulting from increased volume and improved pricing from existing clients, a $1.5 million increase in revenues from our DSL clients due to increased volumes and improved pricing from existing clients, offset by a $2.6 million decrease in revenues from our B2B vertical due to the loss of a customer and a $987,000 reduction in revenue from our Telecom vertical resulting from decreased volumes.

Freight Revenues. The Company’s freight revenues increased 19.4% to $13.4 million for the six months ended June 30, 2008 from $11.2 million for the six months ended June 30, 2007.  The increase in freight revenues of $2.2 million is primarily attributable to a $1.9 million increase in our direct marketing vertical resulting from the addition of new clients and increased volume from existing clients and a $453,000 increase in revenue from our eCommerce / direct-to-consumer vertical due to increased volume from an existing client.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased 9.4% to $22.7 million for the six months ended June 30, 2008, compared to $20.7 million for the six months ended June 30, 2007.  The cost of revenue increase was primarily due to the increase in labor costs associated with the increase in service revenues.

Freight Expense.  The Company’s freight expense increased 20.3% to $13.3 million for the six months ended June 30, 2008 compared to $11.0 million for the six months ended June 30, 2007 due to the increase in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the six months ended June 30, 2008 decreased slightly to $21.7 million, or 34.8% of total revenues, compared to $21.9 million, or 39.2% of total revenues, for the same period in 2007.  The decrease in S,G&A expenses as a percentage of revenue in 2008 as compared to 2007 was primarily attributable to the overall increase in revenue and our ability to manage our business growth while maintaining a constant administrative overhead expense.

Interest Expense.  Interest expense for the six months ended June 30, 2008 and June 30, 2007 was $726,000 and $329,000, respectively.  The increase was related to the interest and amortization of loan costs for the loans outstanding under the $5.0 million term loan which was not outstanding in the second quarter of 2007, partially offset by a decrease in the amount outstanding under the revolving credit agreement and a reduction in the weighted average interest rate.

Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with income for the six months ended June 30, 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2008.  Income taxes associated with the loss for the six months ended June 30, 2007 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company has a revolving credit facility with Wachovia Bank, which has a maximum borrowing limit of $15.0 million.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  At June 30, 2008 the Company also had a $5.0 million second lien loan outstanding to a credit management company.  The specific terms of the $5.0 million second lien loan are more fully described below.  The combined amount outstanding at June 30, 2008 under these two financing obligations was $10.2 million.

The Company had cash and cash equivalents of approximately $343,000 at June 30, 2008 as compared to $1.1 million at December 31, 2007.  The reduced amount of cash and cash equivalents at June 30, 2008 as compared to December 31, 2007 is the result of our consolidation of cash accounts under our revolving credit line at June 30, 2008 thereby lowering our loan outstanding and increasing our availability under the credit line.  Additionally, the Company decreased its borrowings outstanding under its revolving credit facility (discussed below) to $5.2 million at June 30, 2008, as compared to $6.2 million at December 31, 2007.  This reduction resulted from the use of funds provided by a reduction in Accounts Receivable of $6.8 million during the six months ended June 30, 2008 resulting from improved collection efforts during the second quarter of 2008.  The Company generated positive cash flow from operations of $1.6 million during the six months ended June 30, 2008, as compared to $2.7 million in the same period in 2007.  The $1.0 million decrease in cash flow generated from operations was mostly due to the combined result of generating a net profit of $1.9 million compared to a net loss of $749,000 offset by the net effect of all working capital accounts using $2.3 million of cash during the six months ended June 30, 2008 compared with the net effect of all working capital accounts providing $666,000 of cash during the six months ended June 30, 2007.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The revolving bank credit agreement matures in March 2009 and has a maximum borrowing limit of $15.0 million.  Although the maximum borrowing limit is $15.0 million, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $17.1 million at June 30, 2008.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor, results in $1.5 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with letters of credit outstanding be subtracted from the total collateral adjusted for certain reserves to arrive at an amount of unused availability to borrow under the line of credit.    The total collateral under the credit facility at June 30, 2008 amounted to $18.6 million.  The amount borrowed and outstanding including letters of credit outstanding at June 30, 2008 amounted to $6.9 million.  As a result, the Company had $8.1 million of borrowing availability under the $15.0 million revolving credit line at June 30, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio requires the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 1.05 to 1.0 from June through September 2008 and 1.1 to 1.0 from October 2008 through the maturity of the facility in March 2009.  The Company was in compliance with the terms and conditions of the revolving credit agreement, as amended, and the Second Lien Credit Agreement as of June 30, 2008.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  The Second Lien Credit Agreement was entered into with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).  The proceeds of the $5.0 million Second Lien Credit Agreement were needed to fund fourth quarter 2007 capital expenditure projects and provide seasonal working capital needs in the same quarter resulting from high revenue growth through the nine months ended September 30, 2007.  We anticipate repaying the term loan, from cash generated from operations, before September 28, 2008, the one year anniversary of its inception.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Second Lien Credit Facility has a one year term with the option to renew for five months resulting in an ultimate maturity date of March 1, 2009, the same date on which the revolving bank credit agreement, described above, matures.  There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  If the option to renew for five months is exercised, the Company will be obligated to pay a $62,500 success fee which amount is five twelfths of the success fee paid when the loan was entered into on September 28, 2007.  There are no scheduled principal payments before maturity under the Second Lien Credit Facility.  Borrowings under the Second Lien Credit Facility bear interest at an annual rate equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15%.  Interest on borrowings under the Second Lien Credit Facility which accrued from inception to December 31, 2007 was paid on January 2, 2008.  Interest accruing during the period from January 1, 2008 through June 30, 2008 was, according to the terms of the Second Lien Credit Facility paid on January 1, 2008 when the Company signed an additional note for the value of the interest for that period of $379,000.  The additional note will be repaid in accordance with the terms of the Second Lien Credit Agreement.  In the event of default, all obligations will bear interest at the otherwise applicable rate plus 2.00% per annum until the event of default is cured.

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

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  During the six month period ended June 30, 2008, the Company maintained a fixed charge ratio above 1.0.  For the six months ended June 30, 2008 and 2007, the Company incurred interest expense related to the revolving credit agreement of approximately $135,000 and $310,000, respectively.  The Company also incurred unused revolving credit facility fees of approximately $9,000 and $20,000 during the six months ended June 30, 2008 and 2007, respectively.

Interest on borrowings under the Second Lien Credit Agreement is accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable outstanding on the $5.0 million loan.  For the six months ended June 30, 2008 and 2007, the Company incurred interest expense related to the Second Lien Credit Agreement of approximately $379,000 and $0, respectively.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2008, we recorded interest expense of $135,000 on the revolving credit agreement at a weighted average interest rate of 4.76% and $379,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0%.  Our weighted average interest rate for the six months ended June 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.54%.  At June 30, 2008, the rate of interest being charged on the revolving credit agreement and the Second Lien Credit Agreement was 3.96% and 15.0%, respectively.

For the six months ended June 30, 2008, compared to the same six month period in 2007, the Company had a decrease in cash generated from operating activities of $1.0 million resulting from positive cash flow from operations of $1.6 million in 2008 compared to $2.7 million in 2007.  The $1.0 million decrease for the six months ended June 30, 2008 from the same period ended 2007 was mostly due to the combined result of generating a net profit of $1.9 million compared to a net loss of $749,000 offset by the net effect of all working capital accounts using $2.3 million of cash during the six months ended June 30, 2008 compared with the net effect of all working capital accounts providing $666,000 of cash during the six months ended June 30, 2007.  The net use of cash in 2008 working capital accounts resulted mainly from the payment of fourth quarter seasonal accounts payable in the first six months of 2008 which reduction did not occur until after June 30th in 2007.  Additionally, non cash expenses for depreciation, which are included in net profit, were $2.1 million compared to $2.6 million for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008, net cash used in investing activities was $1.4 million as compared to $2.7 million in the same period in 2007.  The decrease of $1.3 million was due to expenditures made in 2007 relating to the Target facility that did not reoccur in 2008.  Expenditures have been made in the second quarter of 2008 to improve certain facilities’ work flow and to accommodate the addition of a new client.

During the six months ended June 30, 2008, net cash used in financing activities was $948,000 compared to net cash provided from financing activities of $408,000 in the same period of 2007.  The $1.4 million increase in cash used in financing activities is due to additional repayments of the obligations outstanding under the revolving credit facility in 2008 as compared to 2007.

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

Innotrac’s goodwill carrying amount as of June 30, 2008 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earn out payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001.  In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2008.  The valuation supported that the fair value of the reporting unit at January 1, 2008 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist.  The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2008 and December 31, 2007 was approximately $18.7 million and $18.9 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac’s net operating loss carryforward expires between 2022 and 2027 and totaled $49.1 million at December 31, 2007.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $13.1 million and $13.8 million has been recorded as of June 30, 2008 and December 31, 2007, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the six months ended June 30, 2008, an income tax expense of $724,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008.  Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below and more fully in “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report.  The identified material weakness consists of an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2008, we completed our review of our staffing requirements for our financial reporting and disclosure functions.  At June 30, 2008 we have partially filled the identified positions with expected full staffing before the end of September 2008.  Accordingly, the material weakness discussed above has not been corrected resulting in a reasonable possibility that a material misstatement could result in our financial reporting.    As described more fully in “Item 9A – Controls and Procedures – Plan for Remediation of Material Weaknesses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, to address such material weakness, we continue to monitor our disclosure and financial reporting control procedures and are reviewing staffing requirements to remediate the material weakness.

Part II – Other Information

Item 4 – Submission of Matters to a Vote of Security Holders

On June 5, 2008, the Company held its annual meeting of shareholders in Duluth, Georgia.  As of the record date, May 2, 2008, there were 12,585,759 shares of Common Stock issued, outstanding and entitled to vote at the annual meeting.  Represented at the meeting in person or by proxy were 11,923,956 shares representing 94.7% of the total shares of Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect the following director to a three-year term expiring in 2011.  The following table sets forth the number of votes cast “for” reelection and the number of votes “withheld” for the director.

	Number of Votes
	For	Withheld
Bruce V. Benator	11,280,984	642,972

The directors whose terms continued after the meeting are Martin J. Blank, Scott D. Dorfman, Thomas J. Marano and Joel E. Marks.

Item 6 – Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d – 14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: August 14, 2008	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)