Form 10-Q
period 2008-09-30
INNOTRAC CORP
filed 2008-11-14
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from  _____________ to _____________

Commission file number    000-23741

INNOTRAC CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1592285
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6655 Sugarloaf Parkway Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:           (678) 584-4000

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at October 31, 2008

Common Stock $.10 par value per share	12,334,803 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements
The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared in accordance with the Securities and Exchange Commission’s rules for quarterly financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and includes those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.  These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

ASSETS	September 30, 2008	December 31, 2007
	(unaudited)

Current assets:
Cash and cash equivalents	$620	$1,079
Accounts receivable (net of allowance for doubtful accounts of $286 at
September 30, 2008 and $288 at December 31, 2007)	24,844	28,090
Inventories, net	1,209	599
Prepaid expenses and other	1,193	1,100
Total current assets	27,866	30,868

Property and equipment:
Rental equipment	222	286
Computer software and equipment	41,633	40,479
Furniture, fixtures and leasehold improvements	8,976	7,815
	50,831	48,580
Less accumulated depreciation and amortization	(33,925)	(30,878)
	16,906	17,702

Goodwill	25,169	25,169
Other assets, net	1,012	1,192

Total assets	$70,953	$74,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,551	$14,050
Line of credit	9,114	6,168
Term loan	-	5,000
Accrued expenses and other	7,576	5,708
Total current liabilities	24,241	30,926

Noncurrent liabilities:
Other noncurrent liabilities	857	993
Total noncurrent liabilities	857	993

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value,
no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,600,759 issued and 12,334,803 outstanding at September 30, 2008
and 12,585,759 issued and 12,319,803 outstanding at December 31, 2007	1,260	1,259
Additional paid-in capital	66,408	66,251
Accumulated deficit	(21,813)	(24,498)
Total shareholders’ equity	45,855	43,012

Total liabilities and shareholders’ equity	$70,953	$74,931

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)

Service revenues	$25,138	$23,536
Freight revenues	6,863	5,551
Total revenues	32,001	29,087

Cost of service revenues	11,532	10,657
Freight expense	6,757	5,558
Selling, general and administrative expenses	11,419	10,490
Depreciation and amortization	1,106	1,185
Total operating expenses	30,814	27,890
Operating income	1,187	1,197

Other expense:
Interest expense	358	161
Total other expense	358	161
Income before income taxes	829	1,036
Income taxes	-	-

Net income	$829	$1,036

Income per share:

Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Weighted average shares outstanding:

Basic	12,332	12,320

Diluted	12,442	12,320

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)

Service revenues	$74,028	$68,185
Freight revenues	20,213	16,731
Total revenues	94,241	84,916

Cost of service revenues	34,190	31,372
Freight expense	20,022	16,588
Selling, general and administrative expenses	33,081	32,392
Depreciation and amortization	3,178	3,787
Total operating expenses	90,471	84,139
Operating income	3,770	777

Other expense:
Interest expense	1,084	490
Total other expense	1,084	490
Income before income taxes	2,686	287
Income taxes	-	-

Net income	$2,686	$287

Income per share:

Basic	$0.22	$0.02

Diluted	$0.22	$0.02

Weighted average shares outstanding:

Basic	12,324	12,296

Diluted	12,429	12,296

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,686	$287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,178	3,787
Provision for bad debts	-	(16)
Stock compensation expense-stock options	59	88
Stock compensation expense-restricted stock	56	-
Stock issued to settle employee stock bonus	-	111
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	3,246	2,189
(Increase) decrease in inventory	(610)	810
Decrease (increase) in prepaid expenses and other	87	(7)
Decrease in accounts payable	(6,499)	(3,305)
Increase in accrued expenses and other	1,732	281
Net cash provided by operating activities	3,935	4,225

Cash flows from investing activities:
Capital expenditures	(2,382)	(3,836)
Installment payment on previous acquisition of business	-	(800)
Net cash used in investing activities	(2,382)	(4,636)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	2,946	(4,581)
(Repayment of) proceeds from term loan	(5,000)	5,000
Issuance of stock, net	42	-
Loan commitment fees	-	(425)
Net cash used in financing activities	(2,012)	(6)

Net decrease in cash and cash equivalents	(459)	(417)
Cash and cash equivalents, beginning of period	1,079	1,014
Cash and cash equivalents, end of period	$620	$597

Supplemental cash flow disclosures:

Cash paid for interest	$1,012	$505

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2007 and September 30, 2008 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective Application Method.  Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date.  Under the requirements of SFAS No. 123(R) the Company recorded $13,000 and $37,000 in compensation expense for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, the Company recorded $59,000 and $88,000 in 2008 and 2007, respectively.  As of September 30, 2008, approximately $52,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 31 months.  In addition, on April, 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan, which plan was approved by the Board of Directors in 2005 with the restricted shares issued from the shares available under the 2000 Stock Option and Incentive Award Plan.  In accordance with SFAS No. 123(R) the market value of the 265,956 shares was determined at the date of grant to be $750,000 and is being amortized using the straight-line method over the 10 year maximum vesting period defined in the Executive Retention Plan.  During the three and nine   months ended September 30, 2008, the Company recorded $19,000 and $56,000, respectively, in compensation expense related to the issuance of the restricted stock.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	3.69%	4.52%
Expected dividend yield	0%	0%
Expected lives	2.2 Years	2.0 Years
Expected volatility	76.0%	72.5%

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying value of our debt instrument approximates fair value since our debt instrument consists of a revolving credit line which matures within one year of September 30, 2008, and because of its short term nature, the interest rate is equal to the market rate for such instruments of similar duration and credit quality.

We did not have any assets or liabilities measured at fair value on a recurring basis using quoted market prices in active markets (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis. As allowed under FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, as of January 1, 2008, we have elected not to fully adopt SFAS No. 157 and are deferring adoption for certain non-financial assets and liabilities until January 1, 2009.  We are evaluating the effect, if any, of the full adoption of SFAS No. 157 for certain non-financial assets and liabilities.

2.	FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wachovia Bank, which had a maximum borrowing limit of $15.0 million as of September 30, 2008.  As explained in Note 7 Subsequent Events to these condensed financial statements, the Company entered into the Sixth Amendment to the revolving credit facility which among other changes increased the limit of borrowing to a maximum of $18.0 million.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The amount outstanding at September 30, 2008 under the revolving credit facility was $9.1 million.

The revolving bank credit agreement matures in March 2009. Although the maximum borrowing limit was $15.0 million at September 30, 2008, the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $20.2 million at September 30, 2008.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, granted to the bank a security interest in certain personally owned securities.  After application of a factor of 75% of current market value, as required by the second waiver, those securities provided $1.3 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with letters of credit outstanding be subtracted from the total collateral adjusted for certain reserves to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at September 30, 2008 amounted to $21.5 million.  The amount borrowed and outstanding including letters of credit outstanding at September 30, 2008 amounted to $10.4 million.  As a result, the Company had $4.6 million of borrowing availability under the $15.0 million revolving credit line at September 30, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio required the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 1.05 to 1.0 from June through September 2008 and requires a ratio of 1.1 to 1.0 from October 2008 through the maturity of the facility in March 2009.  The Company was in compliance with the terms and conditions of the revolving credit agreement, as amended, as of September 30, 2008.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described as the “Second Lien Credit Agreement” which is subordinated to the bank’s position as senior lender to the Company.  The Second Lien Credit Agreement was entered into with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”). On September 26, 2008 the Company repaid all principal amounts and accumulated interest owed on the Second Lien Credit Agreement.

Interest on borrowings under the revolving credit agreement is payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio is less than 1.00 to 1.00, the interest rate will be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  As explained in Note 7 Subsequent Events to these condensed financial statements, on October 22, 2008, the Company entered into the Sixth Amendment to the revolving credit facility which among other changes increased the interest rate to either the prime rate plus 1.5%, or at the Company’s option, LIBOR plus 2.5%.  While the Second Lien Credit Agreement was outstanding, interest was accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable and outstanding under the Second Lien Credit Agreement.

For the three months ended September 30, 2008, we recorded interest expense of $53,000 on the revolving credit agreement at a weighted average interest rate of 4.08% and $195,000 of interest expense on the Second Lien Credit Agreement at a constant interest rate of 15.0% from July 1, 2008 through repayment on September 26, 2008.  Additionally, upon repayment of the Second Lien Credit Agreement, all deferred loan costs related to the Second Lien Credit Agreement were fully amortized with amortization expense of $88,000 recorded for the period July 1, 2008 to September 26, 2008.  For the three months ended September 30, 2007, we recorded interest expense of $143,000 at a weighted average rate of 8.0% on the revolving credit agreement and recorded interest expense of $6,000 on the Second Lien Credit Agreement for the period of 3 days from its inception of September 28, 2007.  Our weighted average interest rate for the three months ended September 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.56%.  The Company also incurred unused revolving credit facility fees of approximately $5,000 and $11,000 for the three months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, we recorded interest expense of $187,000 on the revolving credit agreement at a weighted average interest rate of 4.51% and $574,000 of interest expense on the Second Lien Credit Agreement at a constant interest rate for the nine months of 15.0%, excluding the amortization of loan costs of $312,000.    For the nine months ended September 30, 2007, we recorded interest expense of $453,000 on the revolving credit agreement at a weighted average interest rate of 7.76% and $6,000 of interest expense on the Second Lien Credit Agreement at a constant interest rate for the nine months of 15.0%.  Our weighted average interest rate for the nine months ended September 30, 2008 and 2007, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.39% and 7.81% respectively.  The Company also incurred unused revolving credit facility fees of approximately $14,000 and $31,000 for the nine months ended September 30, 2008 and 2007, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

Based on current projections, the Company believes that it will be able to comply with the terms and conditions of the revolving credit agreement, as amended.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Diluted earnings per share:
Weighted average shares outstanding	12,332	12,320	12,324	12,296
Employee and director stock options and unvested restricted shares	110	-	105	-
Weighted average shares assuming dilution	12,442	12,320	12,429	12,296

Options outstanding to purchase 936,000 shares of the Company’s common stock for the three months ended September 30, 2008 and 1.0 million shares for nine months ended September 30, 2008 were not included in diluted earnings per share because their effect was anti-dilutive. Options outstanding to purchase 1.9 million shares for the three months ended September 30, 2007 and 1.8 million shares for the nine months ended September 30, 2007 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On April 16, 2007, 265,956 restricted shares were issued, but not vested, under the terms provided in the Executive Retention Plan which plan was approved by the Board of Directors in 2005 with the restricted shares issued from the shares available under the 2000 Stock Option and Incentive Award Plan.  These restricted shares are included in the fully diluted earnings per share calculation.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of September   30, 2008 and December 31, 2007 was approximately $18.7 million and $18.9 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward which expires between 2022 and 2027 and totaled $49.1 million at December 31, 2007.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $12.8 million and $13.8 million has been recorded as of September 30, 2008 and December 31, 2007, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three and nine months ended September 30, 2008, the deferred tax expense of $326,000 and $1.1 million, respectively, was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007.  The Company had a gross deferred tax asset of approximately $18.9 million at December 31, 2007.    Due to taxable earnings generated for the nine months ended September 3, 2008 of $1.2 million, the gross deferred tax asset at September 30, 2008 has been reduced by approximately $275,000 to $18.7 million.  As discussed in Note 6 to the financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN 48 and there are no unrecognized tax benefits and no related FIN 48 tax liabilities at September 30, 2008.  Therefore, the application of FIN 48 had no material impact on the financial statements.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of September 30, 2008, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

Employment Commitment.  In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000.  These funds were accounted for as a reduction in the basis of the assets acquired.  In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis.  This obligation, which became effective June 2002, will continue through June 2009.  In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount.  During the three and nine months ended September 30, 2008 and 2007, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $5,000 and $3,000 for the three months ended September 30, 2008 and 2007, respectively.  The Company incurred a penalty of approximately $9,000 and $10,000 for the nine months ended September 30, 2008 and 2007, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

6.	RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934.  The Company promptly conducted an investigation of the matter.  IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006.  In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante.  The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful.  The Company has not recorded any estimated receivable from this settlement.  Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through December 5, 2008.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  As explained in Note 7 Subsequent Events to these condensed financial statements, the Company and the IPOF receiver have reached a settlement agreement which is subject to final court approval.

Pursuant to the Third Amendment to the Company’s revolving bank credit agreement, Scott Dorfman, the Company’s Chairman, President and CEO has granted Wachovia Bank a security interest in certain personal assets to be treated as additional collateral under the credit agreement until the earlier of (x) April 30, 2008 and (y) the date all deferred payments in connection with the ClientLogic acquisition are paid in full, so long as no default exists and the fixed charge coverage ratio for the most recent period is equal to or greater than 1.05 to 1.00.  As of September 30, 2008, the Company still included the personal assets as collateral.

On September 28, 2007, the Company entered into a Second Lien Credit Agreement in the amount of $5.0 million with Chatham Credit Management III, LLC (“Chatham”).  Scott Dorfman is a private investor in various funds managed by Chatham.  The Loan was subordinated to the revolving credit facility held with Wachovia Bank, N.A.  On September 26, 2008 the Company repaid in full the $5.0 million Second Lien Credit Agreement.

7.	SUBSEQUENT EVENTS

The Merger and the Merger Agreement

On October 5, 2008, Innotrac entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GSI Commerce, Inc., a Delaware corporation (“GSI”), and Bulldog Acquisition Corp., a Georgia corporation and wholly-owned subsidiary of GSI (“Acquisition Sub”).

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

Upon the terms and subject to the conditions of the Merger Agreement, Acquisition Sub will merge with and into Innotrac, with Innotrac continuing as the surviving corporation and a wholly-owned subsidiary of GSI (the “Merger”). The Merger Agreement provides that GSI will acquire Innotrac for $52.0 million, consisting of cash of $22.0 million and shares of GSI common stock valued at $30.0 million. The cash amount and the number of shares to be received are subject to adjustment. At GSI’s option, all or a portion of the stock component may be paid in cash.

The number of shares to be issued as the stock component of the merger consideration will be calculated based on the volume weighted average price of GSI common stock during the twenty trading days ending on (and including) the third trading day prior to the scheduled date of the Innotrac shareholders meeting to approve the Merger. If the average GSI stock price during this period is greater than or equal to $13.03 or less than or equal to $20.85, the value of the stock component is fixed and the number of shares comprising the stock component will equal $30.0 million divided by the average GSI stock price during this period. If the average GSI stock price during this period is greater than $20.85, the number of shares comprising the stock component will be fixed at 1,438,849 and, accordingly, the value of the stock component will be greater than $30.0 million; however, GSI may, at its election, pay all or a portion of the stock component in cash in lieu of issuing stock, and thus reduce the value of this portion of the consideration to no less than $30.0 million.  If the average GSI stock price during this period is less than $13.03, the number of shares comprising the stock component will be fixed at 2,302,379 and, accordingly, the value of the stock component will be less than $30.0 million. If the average GSI stock price during this period is less than $11.12, either party will have the right to terminate the agreement. If this termination right is exercised by Innotrac, GSI may, at its election, avoid termination of the agreement by paying the stock component of the merger consideration in either cash or stock that has a value of $25.6 million.

The Merger is expected to close during the first half of 2009 and is subject to customary and other closing conditions, including (i) approval of the Merger Agreement by the holders of Innotrac common stock, (ii) receipt of certain third party consents, (iii) that there be no material adverse effect on Innotrac’s business between the execution of the Merger Agreement and consummation of the Merger and (iv) court approval by the United States District Court for the Northern District of Ohio (the “Court”) of a Settlement Agreement between Innotrac and the court-appointed receiver for the IPOF Fund (as defined below), as described in further detail below.

Under the Merger Agreement, Innotrac may not solicit or participate in discussions or negotiations with a third party regarding an acquisition of the stock or assets of Innotrac, except that under certain circumstances Innotrac may respond to an unsolicited bona fide proposal for an alternative acquisition that is a Superior Proposal (as defined in the Merger Agreement); provided Innotrac otherwise complies with certain terms of the Merger Agreement.

Innotrac and GSI have agreed to customary representations, warranties and covenants in the Merger agreement, including, among others, covenants by Innotrac (i) to conduct its business in the ordinary course consistent with past practices during the interim period between the execution of the Merger Agreement and consummation of the Merger, (ii) not to engage in certain kinds of transactions during such period without the consent of GSI, (iii) to convene and hold a meeting of the shareholders of Innotrac to consider and vote upon the approval of the Merger, and (iv) that, subject to certain exceptions, the Board of Directors of Innotrac will recommend approval of the Merger by its shareholders.

The Merger Agreement also contains certain termination rights for both GSI and Innotrac. Upon termination of the Merger Agreement under specified circumstances Innotrac will be required to pay GSI a termination fee of $1.6 million and reimburse GSI for up to $1.0 million of its expenses incurred in connection with the Merger.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

The foregoing description of the material terms of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed on a Current Report on Form 8-K.

IPOF Fund Settlement Agreement

Also on October 5, 2008, Innotrac entered into a Settlement Agreement (the “Settlement Agreement”) with Mark E. Dottore, as the Court appointed receiver (the “Receiver”) for all assets of any kind of IPOF L.P., IPOF Fund, IPOF Fund II, L.P., GSI and GSGI (“IPOF Fund”). The Settlement Agreement provides that, upon the terms and subject to the conditions set forth in the Settlement Agreement, the Receiver shall receive IPOF Fund’s share of the Merger consideration, with respect to the shares owned by IPOF Fund, directly from GSI. (IPOF Fund holds 4,321,771 shares, or approximately 35.1%, of Innotrac Common Stock currently outstanding.) The Settlement Agreement also provides that the Receiver will file a motion with the Court requesting that the Court (i) grant conditional and final approval of the Settlement Agreement, (ii) grant conditional and final approval of the sale, pursuant to the Merger Agreement, of the shares of Innotrac Common Stock owned by IPOF Fund, (iii) order the dismissal with prejudice of all claims against Innotrac or any of its affiliates from the actions captioned Sheldon Gordon, et al. v. David Dadante, et al., Case No. 1:05 CV 2726, in the United States District Court for the Northern District of Ohio, Small v. Regalbuto, Case No.1:06 CV 01721, in the United States District Court for the Northern District of Ohio, and Amantea v. Innotrac, et al., Case No. 07 CV 03542, in the United States District Court for the Northern District of Ohio, and (iv) issue a Bar Order pursuant to which all other participants in any litigation involving IPOF Fund are barred from pursuing any claims against Innotrac or any of its affiliates.

In accordance with the terms of the Settlement Agreement, Innotrac will pay to the Receiver the sum of $100,000 for distribution to IPOF Fund, separate from IPOF Fund’s share of the Merger consideration to be received from GSI. Additionally, each of Innotrac and IPOF Fund will fully release the other from all causes of action, suits, complaints, claims, liabilities, obligations, damages and expenses (including attorneys’ fees and costs).

The foregoing description of the material terms of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement Agreement, which has been filed on a Current Report on Form 8-K.

Voting, Cooperation and Indemnification Agreement

Also on October 5, 2008, Scott D. Dorfman, Innotrac’s Chairman, President and Chief Executive Officer (“Mr. Dorfman”), and his wife entered into a Voting, Cooperation and Indemnification Agreement (the “Voting Agreement”) with GSI. The Voting Agreement, upon the terms and subject to the conditions set forth therein, generally imposes on both Mr. Dorfman and his wife certain restrictions and obligations with respect to their ownership of Innotrac Common Stock until the earlier of a valid termination of the Merger Agreement and the date the Merger is deemed effective. Specifically, the Voting Agreement prohibits each of Mr. Dorfman and his wife from transferring any of their respective shares of Innotrac common stock, and requires that both Mr. Dorfman and his wife vote all such shares of Innotrac Common Stock in favor of the Merger and the Merger Agreement and support actions necessary to consummate the Merger. The Voting Agreement also prohibits each of Mr. Dorfman and his wife from soliciting or knowingly facilitating inquiries or proposals relating to alternative business combination transactions.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

Additionally, the Voting Agreement provides that if the Merger Agreement is terminated under certain circumstances, Mr. Dorfman will pay to GSI two-thirds of the amount by which the proceeds payable to Mr. Dorfman in connection with any Acquisition Proposal (as defined in the Merger Agreement) exceeds the merger consideration payable to Mr. Dorfman under the Merger Agreement provided that such Acquisition Proposal is completed or entered into (and subsequently completed) during the one year period after termination.

The Voting Agreement also requires Mr. Dorfman to indemnify GSI and Acquisition Sub, beginning after the effective date of the Merger, from and against all claims, damages or expenses arising out of (i) any breach of a representation or warranty contained in the Voting Agreement or the capitalization representation in the Merger Agreement, (ii) any failure or refusal to satisfy or perform any covenant of the Voting Agreement, and (iii) subject to certain exceptions, matters related to litigation involving the IPOF Fund. Claims for such amounts must be made by GSI within two years of the closing of the Merger. Mr. Dorfman’s indemnification liability is capped at $10.0 million, subject to certain exceptions. In order to secure his indemnification obligations, Mr. Dorfman will cause $4.0 million of his Merger consideration to be placed into an escrow account. The escrow amount may be decreased as releases from IPOF Fund investors are received.

The foregoing description of the material terms of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, which has been filed on a Current Report on Form 8-K.

Sixth Amendment to the Loan and Security Agreement

On October 22, 2008 the Company and the bank entered into the sixth amendment to its revolving bank credit facility entitled “Sixth Amendment Agreement” (the “Sixth Amendment”).  The Sixth Amendment i) allows Innotrac to increase the maximum limit on borrowing from $15.0 million to $18.0 million, under certain circumstances, ii) increases the interest rate charged on borrowings under the revolving credit agreement to either the prime rate plus 150 basis points, or, at Innotrac’s option, LIBOR plus 250 basis points, from either the prime rate, or LIBOR plus 200 basis points, iii) increases the unused line fee from 0.25% to 0.50%, iv) provides for an increase in the Availability Reserve (as defined in the revolving credit agreement) from $2.0 million to $3.0 million prorated in increments of $50,000 per week beginning October 22, 2008, and v) changes Innotrac’s obligation to report its borrowing base under the revolving loan agreement from a weekly cycle to a monthly cycle.

Additionally, the Sixth Amendment amends the Loan Agreement’s restrictions on changes in control of Innotrac to allow for the consummation of the transactions contemplated by the previously announced Merger Agreement.  The provision in the Sixth Amendment that allows consummation of the Merger is conditioned upon i) all amounts owed under the Loan Agreement being paid in full prior to completion of the Merger, and ii) the Merger being consummated on or before March 1, 2009.

The Sixth Amendment also provides that if George M. Hare, the current Chief Financial Officer (“CFO”) of Innotrac, were to cease being the CFO, an Event of Default would occur.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

Also on October 22, 2008, Mr. Dorfman entered into the Second Amendment to the Security Agreement (the “Second Amendment”), between Mr. Dorfman and the Bank, to the Security Agreement dated April 16, 2007 (as previously amended on May 31, 2007).  The Second Amendment provides that the securities pledged by Mr. Dorfman as collateral under the revolving credit facility between the Company and the Bank will be released by the Bank following the full repayment of all amounts owed under the revolving credit facility.

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

Business Mix

	Three Months Ended September 30,		Nine months Ended September 30,
Business Line/Vertical	2008	2007	2008	2007
eCommerce / Direct to Consumer	34.9%	37.6%	35.2%	34.9%
Direct Marketing	34.8	28.9	35.9	30.2
Modems	20.8	19.1	19.2	18.3
Business-to-Business (“B2B”)	5.6	9.8	6.0	11.3
Telecommunications	3.9	4.6	3.7	5.3
	100.0%	100.0%	100.0%	100.0%

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

Telecommunications and Modems.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and caller ID equipment and Digital Subscriber Line Modems (“Modems”) for clients such as AT&T, Inc. and Qwest Communications International, Inc. and their customers.  The consolidation in the telecommunications industry resulted in the acquisition of BellSouth by AT&T in December of 2006.  On November 6, 2007, AT&T notified us that it intended to transition its fulfillment business in-house.  The transition date was initially planned for the fourth quarter of 2008 but is now expected to occur in June 2009.  After that transition is complete, we project that our telecommunications and modems customers may represent less than 5% of our annual revenues.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business-to-Business.  The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including Books Are Fun, Ltd. (a subsidiary of Reader’s Digest), NAPA and The Walt Disney Company.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2008 and 2007.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007

Service revenues	78.6%	80.9%	78.6%	80.3%
Freight revenues	21.4	19.1	21.4	19.7
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	36.0	36.6	36.3	37.0
Cost of freight expense	21.1	19.1	21.2	19.5
Selling, general and administrative expenses	35.7	36.1	35.1	38.1
Depreciation and amortization	3.5	4.1	3.4	4.5
Operating income	3.7	4.1	4.0	0.9
Other expense, net	1.1	0.5	1.1	0.6
Income before income taxes	2.6	3.6	2.9	0.3
Income tax benefit	-	-	-	-
Net income	2.6%	3.6%	2.9%	0.3%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service revenues.  Net service revenues increased 6.8% to $25.1 million for the three months ended September 30, 2008 from $23.5 million for the three months ended September 30, 2007.  This increase was primarily attributable to a $1.5 million increase in our direct marketing vertical resulting from the addition of several new clients and increased volume from existing clients and a $1.1 million increase in revenues from our DSL clients due to improved pricing from existing clients, offset by a $1.1 million decrease in revenues from our B2B vertical due to the loss of a customer.

Freight Revenues. The Company’s freight revenues increased to $6.9 million for the three months ended September 30, 2008 from $5.6 million for the three months ended September 30, 2007.  The increase in freight revenues of $1.3 million is primarily attributable to a $1.2 million increase in our direct marketing vertical resulting from the addition of new clients and increased volume from existing clients.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased 8.2% to $11.5 million for the three months ended September 30, 2008, compared to $10.7 million for the three months ended September 30, 2007.  The cost of service revenue increase was primarily due to the increase in labor costs associated with the increase in service revenues.

Freight Expense.  The Company’s freight expense increased 21.6% to $6.8 million for the three months ended September 30, 2008 compared to $5.6 million for the three months ended September 30, 2007 due to the increase in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended September 30, 2008 increased to $11.4 million, or 35.7% of total revenues, compared to $10.5 million, or 36.1% of total revenues, for the same period in 2007.  The increase in S,G&A expenses was primarily related to transaction costs incurred during the quarter for the Merger Agreement discussed in Note 7-Subsequent Events to the condensed financial statements in Item 1 and increases in administrative salaries, equipment expense and other corporate expenses, offset by a reduction in worker’s compensation expense.  The decrease in S,G&A expenses as a percentage of revenue in 2008 as compared to 2007 was primarily attributable to the overall increase in revenue and our ability to manage our business growth while increasing administrative overhead expense at a lesser rate.

Interest Expense.  Interest expense for the three months ended September 30, 2008 and September 30, 2007 was $358,000 and $161,000, respectively.  The increase was related to the interest and amortization of loan costs for the loans outstanding under the $5.0 million term loan, partially offset by a decrease in the amount outstanding under the revolving credit agreement and a reduction in the weighted average interest rate.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2008 and 2007 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with income for the three months ended September 30, 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended September 30, 2008.  Income taxes associated with the profit for the three months ended September 30, 2007 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenues.  Net service revenues increased 8.6% to $74.0 million for the nine months ended September 30, 2008 from $68.2 million for the nine months ended September 30, 2007.  This increase was primarily attributable to a $5.0 million increase in our direct marketing vertical resulting from the addition of several new clients and increased volume from existing clients, a $2.4  million increase in our eCommerce vertical resulting from increased volume and improved pricing from existing clients, a $2.6  million increase in revenues from our DSL clients due to increased volumes and improved pricing from existing clients, offset by a $3.8  million decrease in revenues from our B2B vertical due to the loss of a customer and a $1.1 million reduction in revenue from our Telecom vertical resulting from decreased volumes.

Freight Revenues. The Company’s freight revenues increased to $20.2 million for the nine months ended September 30, 2008 from $16.7 million for the nine months ended September   30, 2007.  The increase in freight revenues of $3.5 million is primarily attributable to a $3.1 million increase in our direct marketing vertical resulting from the addition of new clients and increased volume from existing clients and a $423,000  increase in revenue from our eCommerce / direct-to-consumer vertical due to increased volume from an existing client.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased to $34.2 million for the nine months ended September 30, 2008, compared to $31.4 million for the nine months ended September 30, 2007.  The cost of service revenue increase was primarily due to the increase in labor costs associated with the increase in service revenues.

Freight Expense.  The Company’s freight expense increased 20.7% to $20.0 million for the nine months ended September 30, 2008 compared to $16.6 million for the nine months ended September 30, 2007 due to the increase in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the nine months ended September 30, 2008 increased slightly to $33.1 million, or 35.1% of total revenues, compared to $32.4  million, or 38.1%  of total revenues, for the same period in 2007.  The increase in S,G&A expenses was primarily related to transaction costs incurred during the quarter for the Merger Agreement discussed in Note 7-Subsequent Events to the condensed financial statements in Item 1 and increases in administrative salaries and other corporate expenses, offset by a reduction in worker’s compensation expense and reduced facility costs.  The decrease in S,G&A expenses as a percentage of revenue in 2008 as compared to 2007 was primarily attributable to the overall increase in revenue and our ability to manage our business growth while increasing administrative overhead expense at a lesser rate.

Interest Expense.  Interest expense for the nine months ended September 30, 2008 and September 30, 2007 was $1.1 million and $490,000, respectively.  The increase was related to the interest and amortization of loan costs for the loans outstanding under the $5.0 million term loan which was not outstanding in the first, second or third quarters of 2007, partially offset by a decrease in the amount outstanding under the revolving credit agreement and a reduction in the weighted average interest rate.

Income Taxes. The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with income for the nine months ended September 30, 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the nine months ended September 30, 2008.  Income taxes associated with the loss for the nine months ended September 30, 2007 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company has a revolving credit facility with Wachovia Bank, which had a maximum borrowing limit of $15.0 million as of September 30, 2008.  As explained in Note 7 Subsequent Events to the condensed financial statements in Item 1, the Company entered into the Sixth Amendment to the revolving credit facility which among other changes increased the limit of borrowing to a maximum of $18.0 million.  The revolving credit facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The $3.0 million increase in the borrowing limit provided for by the Sixth Amendment is projected to be used to support fourth quarter 2008 seasonal working capital needs.

The Company had cash and cash equivalents of approximately $620,000 at September 30, 2008 as   compared to $1.1 million at December 31, 2007.  The reduced amount of cash and cash equivalents at September 30, 2008 as compared to December 31, 2007 is the result of our consolidation of cash accounts under our revolving credit line at September 30, 2008 thereby lowering our loan outstanding and increasing our availability under the credit line.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, the Company increased its borrowings outstanding under its revolving credit facility (discussed below) to $9.1 million at September 30, 2008, as compared to $6.2 million at December 31, 2007.  This increase was made to repay the $5.0 million Second Lien Credit Agreement on September 26, 2008.  The combination of a reduction in Accounts Receivable of $3.2 million during the nine months ended September 30, 2008, which reduction is mostly due to seasonally adjusted levels of Accounts Receivable, and positive cash flow from operations allowed for the repayment of the Second Lien Credit Agreement through borrowings within the borrowing limit of the revolving credit facility.  The Company generated positive cash flow from operations of $3.9 million during the nine months ended September 30, 2008, as compared to $4.2 million in the same period in 2007.

The revolving credit facility matures in March 2009 and, prior to the Sixth Amendment, had a maximum borrowing limit of $15.0 million as of September 30, 2008.  Additionally,  the credit facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $20.2 million at September 30, 2008.  As provided for in the second waiver agreement dated April 16, 2007, our Chairman and Chief Executive Officer, Scott Dorfman, has granted to the bank a security interest in $2.0 million of his personal securities, which after application of a 75% factor results in $1.3 million of additional collateral to support the borrowing limit of $15.0 million under the credit facility.  Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with letters of credit outstanding be subtracted from the total collateral adjusted for certain reserves to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the credit facility at September 30, 2008 amounted to $21.5 million.  The amount borrowed and outstanding including letters of credit outstanding at September 30, 2008 amounted to $10.4 million.  As a result, the Company had $4.6 million of borrowing availability under the $15.0 million revolving credit line at September 30, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under this revolving credit agreement.  The revolving credit agreement contains a restrictive fixed charge coverage ratio.  The provisions of the revolving credit agreement require that the Company maintain a lockbox arrangement with the lender, and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The fixed charge coverage ratio required the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 1.05 to 1.0 from June through September 2008 and requires a ratio of 1.1 to 1.0 from October 2008 through the maturity of the facility in March 2009.  The Company was in compliance with the terms and conditions of the revolving credit agreement, as amended as of September 30, 2008.

On September 28, 2007 the Company and the bank entered into the fifth amendment to its revolving bank credit facility entitled “Fifth Amendment Agreement” (the “Fifth Amendment”) whereby the bank agreed to the Company’s entering into a debt obligation described as the “Second Lien Credit Agreement” which was subordinated to the bank’s position as senior lender to the Company.  The Second Lien Credit Agreement was entered into with Chatham Credit Management III, LLC, as agent for Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and certain other lenders party thereto from time to time, and Chatham Credit Management III, LLC, as administrative agent (Chatham Credit Management III, LLC, Chatham Investment Fund III, LLC, Chatham Investment Fund QP III, LLC, and Chatham Credit Management III, LLC are collectively referred to as “Chatham”).  On September 26, 2008, the Company repaid all amounts borrowed including accrued interest owed under the Second Lien Credit Agreement.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the Sixth Amendment on October 22, 2008, interest on borrowings under the revolving credit agreement was payable monthly at rates equal to the prime rate, or at the Company’s option, LIBOR plus up to 200 basis points; however so long as the fixed charge ratio was less than 1.00 to 1.00, the interest rate would be equal to the prime rate plus 1% or at the Company’s option, LIBOR plus 285 basis points.  During the nine month period ended September 30, 2008, the Company maintained a fixed charge ratio above 1.0 to 1.0.  For the nine months ended September 30, 2008 and 2007, the Company incurred interest expense related to the revolving credit agreement of approximately $187,000 and $453,000, respectively.  The Company also incurred unused revolving credit facility fees of approximately $14,000 and $31,000 during the nine months ended September 30, 2008 and 2007, respectively.

Prior to repayment on September 26, 2008, interest on borrowings under the Second Lien Credit Agreement accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable outstanding on the $5.0 million loan.  For the nine months ended September 30, 2008 and 2007, the Company incurred interest expense related to the Second Lien Credit Agreement of approximately $574,000 and $6,000 respectively.

For the nine months ended September 30, 2008, we recorded interest expense of $187,000 on the revolving credit agreement at a weighted average interest rate of 4.51% and $574,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0%.  Our weighted average interest rate for the nine months ended September 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.39%.  At September 30, 2008, the rate of interest being charged on the revolving credit agreement was 5.43%.

For the nine months ended September 30, 2008, compared to the same nine month period in 2007, the Company generated positive cash flow from operations of $3.9 million and $4.2 million respectively.  The $290,000 decrease for the nine months ended September 30, 2008 from the same period ended 2007 was mostly due to the combined result of generating a net profit of $2.7 million compared to a net profit of $287,000, offset by the net effect of all working capital accounts using $2.0 million of cash during the nine months ended September 30, 2008 compared with the net effect of all working capital accounts using $32,000 of cash during the nine months ended September 30, 2007.  The $2.0 million use of cash in 2008 working capital accounts for the nine months ended September 30, 2008 resulted from  a $6.5 million reduction in accounts payable and a $0.6 million increase in inventory offset by a $3.2 million increase in accounts receivable and $1.7 million increase in accrued liabilities.  The $6.5 million reduction in accounts payable included a $2.2 million liability amount related to the Client Logic acquisition which was settled by reduction of an offsetting equal amount receivable from Client Logic.  The $1.7 million increase in accrued liabilities was mainly due to the timing of payroll expenditures at September 30, 2008 and not higher costs.  Additionally, non cash expenses for depreciation, which are included in net profit, were $3.2 million compared to $3.8 million for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, net cash used in investing activities was $2.4 million as compared to $4.6 million in the same period in 2007.  The decrease of $2.3 million was mainly due to expenditures made in 2007 relating to the Target facility that did not reoccur in 2008.  Expenditures have been made in the second and third quarters of 2008 to improve certain work flow and accommodate increases in volume at certain facilities.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2008, net cash used in financing activities was $2.0 million compared to net cash used in financing activities of $6,000 in the same period of 2007.  The $2.0 million increase in cash used in financing activities is due to the repayment of the term loan offset by additional borrowings under the revolving credit facility in 2008 as compared to 2007.

The Company estimates that its cash and financing needs through the rest of 2008 will be met by cash flows from operations and the revolving bank credit facility.

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

Innotrac’s goodwill carrying amount as of September 30, 2008 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 (including an earn out payment made to the former UDS shareholders in February 2002), and the acquisition of iFulfillment, Inc. in July 2001.  In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2008.  The valuation supported that the fair value of the reporting unit at January 1, 2008 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist.  The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of September 30, 2008 and December 31, 2007 was approximately $18.7 million and $18.9 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac’s net operating loss carryforward expires between 2022 and 2027 and totaled $49.1 million at December 31, 2007.

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $12.8 million and $13.8 million has been recorded as of September 30, 2008 and December 31, 2007, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the nine months ended September 30, 2008, an income tax expense of $1.1 million was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company does not transact any sales in foreign currency.  To the extent that the Company has borrowings outstanding under its revolving credit facility, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, and the Company has no long-term purchases commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008.  Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below and more fully in “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report.  The identified material weakness consists of an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2008, we completed our review of our staffing requirements for our financial reporting and disclosure functions.  At September 30, 2008 we had partially filled, and in October 2008, we completed hiring efforts and had filled the positions identified.  Accordingly, as of September 30, 2008 the material weakness discussed above had not been corrected resulting in a reasonable possibility that a material misstatement could result in our financial reporting.    As described more fully in “Item 9A – Controls and Procedures – Plan for Remediation of Material Weaknesses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, to address such material weakness, we continue to monitor our disclosure and financial reporting control procedures and review of staffing requirements to remediate the material weakness.

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

INNOTRAC CORPORATION
(Registrant)

Date: November 14, 2008	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)