Form 10-K
period 2008-12-31
INNOTRAC CORP
filed 2009-03-30
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☐          No  ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter was $8,733,064 based on the closing sale price of the Common Stock as reported by the Nasdaq Global Market on such date. See Item 12.

          At March 20, 2009, there were 12,334, 804 shares of Common Stock, par value $0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2008.

ii

INNOTRAC CORPORATION
TABLE OF CONTENTS

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

The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Smith & Hawken, Ltd., Porsche Cars North America, Inc., Product Partners and Thane International. We take orders for our retail, eCommerce and direct marketing clients via the internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmissions from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country, and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory is held on a consignment basis, with certain exceptions, and includes items such as clothing, brand name promotional accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys.

The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and caller ID equipment and Digital Subscriber Line Modems (“Modems”) for clients such as AT&T, Inc. and Qwest Communications International, Inc. and their customers. The consolidation in the telecommunications industry has resulted in the concentration of service providers to the industry. As previously reported in our quarterly and annual reports, we were notified that AT&T intended to transition a portion of its fulfillment business in-house. The transition date is currently forecasted to be completed around the end of June 2009. After that transition is complete, we project that our telecommunications and modems customers may represent less than 5% of our annual revenues in 2010.

The Company also provides these services for business-to-business (“B2B”) clients including NAPA and The Walt Disney Company.

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2008 and 2007:

	2008	2007
eCommerce/Direct to Consumer	38.2%	38.3%
Direct Marketing	33.5	29.7
Modems	18.5	16.7
B2B	6.3	10.7
Telecommunications products	3.5	4.6
	100.0%	100.0%

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

Fulfillment Services

Providing effective turnkey fulfillment solutions for our clients’ products is our primary business. Our capabilities in this area are described below:

Fulfillment. We are committed to delivering our clients’ products to their customers on a timely and accurate basis. Our personnel pick, pack, verify and ship product orders and requests for promotional, technical and educational literature, shoes, clothing, electronic equipment, accessories, books, small appliances, home accessories, sporting goods, toys and outdoor furniture for our clients. We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated and conveyorized systems utilizing radio frequency (“RF”) scanning. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients’ customers. We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client’s marketing support program. We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.

Our operating locations have earned ISO 9001:2000 certification as follows; Atlanta in 2002, our first Hebron, Kentucky location in 2003, Pueblo in 2004, Chicago in 2005, Reno in 2006 and our second Hebron, Kentucky location in 2008. We are dedicated to providing quality service to our clients at every step in the fulfillment process. To ensure order accuracy, shipment inspection and system driven validation are performed to prove the contents exactly match the order prior to shipment. In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order. Our 2008 order accuracy rate exceeded 99.9%.

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

Inbound Call Center Services. Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. From time to time they may sell various products for our clients when end consumers call our customer service representatives. To properly handle the call, Innotrac’s automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the interactive voice response (“IVR”) system or an Innotrac customer service representative. If the caller is placing an order, the caller is immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center. If the customer has a question, complaint or needs return information, the IVR system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives who answers the call using our client’s name and is specially trained in the applicable client’s business and products. Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer’s question. A senior representative is available to provide additional assistance for complex or unique customer questions. Customer service representatives are also trained to handle introductory level technical support issues. Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions. The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2008 was supporting approximately 450 representatives. Additionally, the ACD system is integrated with workforce management software designed to enable management to staff and supervise the call center based on call length and call volume. Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to one of our two call centers and eight fulfillment centers’ order management systems where it is processed. Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2009, we had approximately 1,600 full-time employees supported by temporary staff on an as-needed basis. Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees. Currently, we are not a party to any collective bargaining agreements. None of our employees are unionized.

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

Outbound teleservices are regulated by the rules of the FCC and the FTC under the Federal Telephone Consumer Protection Act of 1991, as amended (TCPA), the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, as amended (FTCFAP), respectively, and by various state regulations regarding telephone solicitations. In a July 2003 Report and Order, the FCC amended its rules implementing the TCPA, providing for: (1) restrictions on calls made by automatic dialing and announcing devises; (2) limitations on the use of predictive dialers of outbound calls; (3) institution of a national “do-not-call” registry in conjunction with the FTC; (4) guidelines on maintaining an internal “do-not-call” list and honoring “do-not-call” requests; and (5) requirements for telephone solicitors to transmit Caller ID information. The FTC’s Telemarketing Sales Rule (TSR) was issued pursuant to the FTCFAP to prevent deceptive and abusive telemarketing acts and practices. Recent amendments to the TSR include: (1) subjecting certain inbound calls to additional disclosure requirements; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) application of the TSR to charitable solicitations; (4) institution of a national “do-not-call” registry; and (5) limitations on the use of predictive dialers for outbound calls. We believe that we are in compliance with these federal statutes and the FCC and FTC rules thereunder and the various state regulations, and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

We work closely with our clients, companies we outsource outbound teleservices to and their respective advisors to ensure that we and our clients are in compliance with these regulations. We cannot predict whether the status of the regulation of outbound telephone services or e-commerce will change and what effect, if any, this change would have on us or our industry.

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

Terminated Merger Transaction

On October 5, 2008, Innotrac entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GSI Commerce, Inc., a Delaware corporation (“GSI”), and Bulldog Acquisition Corp., a Georgia corporation and wholly-owned subsidiary of GSI (“Acquisition Sub”). In January 2009, Innotrac and GSI announced that they mutually agreed to terminate their merger agreement based on current prevailing market valuations. Neither party had any financial obligation to the other as a result of the termination. Innotrac had incurred approximately $959,000 of legal, investment banking and accounting expenses on the terminated transaction during the year ended December 31, 2008 which expenses are recorded in selling general and administrative expenses in the statement of operations for the twelve months ended December 31, 2008.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements concern the Company’s operations, performance and financial condition, including, in particular, whether Innotrac will succeed in: generating net income in 2009; finding acceptable candidates to fill open financial and accounting staff positions; closing its Romeoville, Illinois fulfillment center and Reno, Nevada call center without incurring significant shutdown expenses; and growing its existing client base, developing new business and reducing operating costs following the expected loss of a portion of the AT&T business so as to significantly offset the adverse financial impact of that loss; among other things. They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties. Many of these uncertainties are beyond Innotrac’s control. Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them. The Company qualifies as a “smaller reporting company” under Regulatory Relief Release 33-8876 which became effective February 4, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	51	Chairman of the Board, President and Chief
		Executive Officer

Larry C. Hanger	54	Senior Vice President—Client Services

Robert J. Toner	45	Senior Vice President—Logistics

James R. McMurphy	49	Senior Vice President—Information Technology

George M. Hare	53	Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

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

Mr. McMurphy joined Innotrac in April 2003 as currently serves as Senior Vice President—Information Technology and Chief Information Officer and he held the position of Vice President—Information Technology and Chief Information Officer from April 2003 to March 2006. Prior to joining Innotrac, Mr. McMurphy was with Capital One Financial Corporation, a leading credit card issuer and consumer lender, from March 2002 to April 2003, where he served as Chief Information Officer for one of its divisions. Prior to Capital One, from December 1996 through December 2001, he was Chief Information Officer for Pleasant Company, a division of Mattel Toys and makers of American Girl Dolls. In addition, prior to Mattel Toys, he served as a consultant for Price Waterhouse LLP (now PricewaterhouseCoopers LLP).

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

ITEM 1A. RISK FACTORS

We have a large investment in fulfillment and computer technology equipment as well as long term building leases. A severe or prolonged economic downturn affecting our customers’ unit volume sales could negatively impact our operating results.

The overall economy experienced a downturn in the later part of 2008. Innotrac provides sufficient capacity in its fulfillment operations and electronic data processing systems to support growth in our customers’ business and service those customers during seasonal volume increases. The investment in that capacity can result in an underutilization in our invested assets during a significant or prolonged economic downturn. Furthermore, we lease our buildings with lease terms long enough to secure competitive lease rates, but which expose us to the term of the real property leases limiting our flexibility to reduce fixed capacity for periods of economic downturns. We service varied client business lines and industry verticals which provide some level of protection for such downturns. However, a prolonged or significant multi-vertical downturn could adversely affect our future results.

We rely on a small number of large clients. If we lose one or more of our largest clients, or if revenues from our largest clients decline, or if we experience unanticipated costs implementing systems and ramping up our services for new clients, our business could be adversely affected.

Innotrac focuses on developing long-term contractual relationships with large corporations. A relatively small number of our clients account for a significant portion of our revenues. Our ten largest clients accounted for 72.0% of our revenue in 2008. If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits. BellSouth, historically one of our largest clients, was acquired by AT&T in December 2006. On November 6, 2007, AT&T notified us that they intended to transition a portion of their fulfillment business in-house. The transition date was initially planned for the fourth quarter of 2008 but is now expected to occur at the end of the second quarter of 2009. For the twelve months ended December 31, 2008, that AT&T business represented approximately 15% of our total revenue. We believe the growth of our existing client base and newly obtained business combined with reductions in operating costs following the loss of this account will significantly offset the financial impact of this loss. However, such new business may not develop as we project and it is thus possible that the loss of the AT&T business, or the future loss of any other large account, could adversely affect our future results.

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

Our business model requires investment in information systems and logistics equipment designed to service the needs of our clients. In some cases this investment is designed for use in concentrated industry types such as direct response or ecommerce and catalogue distribution.

The overall economy experienced a downturn in the later part of 2008. If that down turn in the overall economy increases significantly or if it is concentrated in either of our customer verticals identified as direct response or ecommerce, we could experience an underutilization of already invested facilities and technology specifically designed to meet the needs of those customer verticals. Although we believe servicing multiple types of industries offers stability to our overall revenue generation and utilization of our total operational infrastructure, a significant downturn affecting either of these two specific customer verticals could adversely affect our operating results and require material new investment to reconfigure certain of our operating systems and logistics operations.

We have identified a material weakness in our internal control over financial reporting, and, as a result, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2008. Although we are attempting to remediate the material weakness, if we are unable to successfully do so, or if additional material weaknesses in our internal control over financial reporting develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

In April 2007, we identified a material weakness in our internal control over financial reporting due to an understaffed financial and accounting function, and current personnel that lack certain technical accounting skills necessary to prepare financial statements that properly reflect our current level and scope of activities. We have undertaken remedial actions related to this material weakness, however our Chief Executive Officer and our Chief Financial (and Principal Accounting) Officer have concluded that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2008, due to the conditions that led to the identification of the material weakness. See Item 9A, “Controls and Procedures” for more information regarding the material weakness.

Under current regulations, our annual report for the year ended December 31, 2009 will also include our independent auditors’ evaluation of management’s assessment and effectiveness of our internal control over financial reporting.

Remedying the currently existing material weakness, as well as any additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such current or future deficiencies will effectively mitigate or remediate such deficiencies. If we fail to timely remedy any current or additional deficiencies, significant deficiencies or material weaknesses that we or our auditors may identify, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we can give no assurance that our independent auditors will agree with management’s assessment of the effectiveness of our internal control over financial reporting at that time.

If we are not able to keep pace with changing technology, our business will be materially adversely affected.

Our success depends significantly upon our ability to:

●	integrate new clients in a timely and cost efficient manner;
●	enhance existing services;
●	develop applications to meet our clients’ needs; and
●	introduce new services and products to respond to technological developments.

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients’ needs and maintain competitiveness. Our Reno system which provides service to several of our clients is completely customized and therefore not supported by third party providers. We are heavily reliant on a small number of developers. If these developers leave, it could materially adversely affect our business. We provide details about our technology in “Business - Technology” in Item 1.

Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.

As of December 31, 2008, Innotrac officers and directors owned approximately 46.8% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and its affiliates held approximately 34.3%. These ownership positions have resulted in a lack of liquidity in our common stock. Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 34.3% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least June 5, 2009. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares. Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously. This concern is ameliorated to some degree by the continuing prohibition by the Federal Court on sales of our shares by financial institutions that hold the shares in margin accounts. The Federal Court has extended this prohibition on several occasions, most recently to June 5, 2009, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock. If the Federal Court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

Noncompliance with any of the covenants under our revolving credit agreement would allow our lender to declare any outstanding amounts to be immediately due and payable.

Our revolving line of credit agreement contains financial, change of ownership control and other restrictive covenants. Noncompliance with any of the covenants would allow the lender to declare any outstanding borrowed amounts to be immediately due and payable. From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender. We were in compliance with the fixed charge coverage ratio covenant and other reporting requirements of the debt agreements as of December 31, 2008. Failure to comply with the covenants in the future could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing needed to repay the existing debt.

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

If unfavorable federal or state legislation or regulations affecting the technology we use or the products we fulfill and provide customer support for are adopted, our business, financial condition and results of operations could be materially adversely affected. See “Business — Government Regulation” in Item 1 for further information about government regulation of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Currently, the Company leases all of its facilities. Our headquarters and fulfillment facilities are located in 250,000 square feet of leased space in Duluth, Georgia. Our corporate offices occupy 50,000 square feet of this facility and the remaining 200,000 square feet are used as fulfillment space. The lease for our Duluth facility commenced in October 1998 and has a term of 10 years. In September 2008, we signed an amendment to the lease agreement to extend the lease term through October 2009, with the option to extend the lease term for one month periods, up to a total of four months. We have determined that we will be vacating the location in late 2009 and will relocate to separate office and fulfillment facilities which will be smaller to more efficiently meet our business needs in the southeastern United States.

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options. In June 2004, we exercised the first renewal option to extend the lease for five years with an expiration date of September 30, 2009. The facility provides approximately 87,000 square feet of floor space. Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space. This call center supports 370 workstations of which we utilized over 300 during seasonal activity in November and December 2008. It currently operates from 5:00 am MT to 11:00 pm MT seven days per week. The remaining 42,000 square feet are used for fulfillment services.

We operate a facility in Reno, Nevada that consists of over 260,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and a call center that can support 200 workstations. On August 22, 2007, we executed a lease extension for this facility with an expiration date of September 30, 2010. On February 13, 2009, we announced that we would be discontinuing the call center activity in the Reno facility and consolidating it into the Pueblo, Colorado facility. This consolidation was possible due to a change in our customer base which reduced the amount of call center services provided by the Company during both seasonal peak and non peak periods. We do not expect any significant impairment in the carrying value of our property and equipment or shutdown expenses to result from the closure of the Reno call center operations.

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

In April 2002, we entered into a lease for a facility in Hebron, Kentucky for an initial term of five years with two renewal options; the first for one year and the second for three years. The facility provides approximately 396,000 square feet of fulfillment and warehouse space. In September 2006, we amended the lease agreement to extend the term for three years with an expiration date of July 31, 2010. This facility is materially occupied by inventory for our client, Smith & Hawken.

In September 2002, we entered into a lease for a facility in Romeoville, Illinois for an initial term of five years and two months with two five-year renewal options. In June 2005 we exercised an option to lease an additional 51,254 square feet for a total of approximately 255,561 square feet of fulfillment and warehouse space. In November 2007, we entered into a 2 year extension which expires November 30, 2009. This facility has been largely dedicated to two specific customers who will discontinue using the Company’s fulfillment and call center services before September 30, 2009. We have therefore determined to vacate the facility at the end of the lease term. The assets installed in the facility will be transferred to other fulfillment locations of the Company. We do not expect any significant shutdown expenses to result from the closure of the Romeoville fulfillment center operations.

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

In 2006 and 2007, certain investors in the IPOF Fund asserted claims against the Company and/or certain of its officers and directors in separate litigation actions. These actions are captioned Small, et al. v. Regalbuto, et al., which asserts claims against the Company, and Amantea, et al. v. Innotrac, Inc., et al. (the court docket in the Amantea action misidentifies the Company as “Innotrac, Inc.”), which asserts claims against the Company and certain current and former officers and directors of the Company, both in the United States District Court for the Northern District of Ohio. The matters have been stayed by that court. The Company believes the claims are without merit.

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

	High	Low
2008
First Quarter	$4.11	$2.71
Second Quarter	$4.25	$2.72
Third Quarter	$4.35	$2.42
Fourth Quarter	$4.29	$1.53
Fiscal Year Ended December 31, 2008	$4.35	$1.53
2007
First Quarter	$2.70	$1.92
Second Quarter	$3.52	$2.15
Third Quarter	$2.80	$1.34
Fourth Quarter	$4.33	$2.05
Fiscal Year Ended December 31, 2007	$4.33	$1.34

The approximate number of holders of record of Common Stock as of March 18, 2009 was 62. The approximate number of beneficial holders of our Common Stock as of that date was approximately 825.

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

EQUITY COMPENSATION PLANS

The following table sets forth aggregate information as of December 31, 2008 about all Innotrac compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance. The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Shareholders	1,241,033	$4.58	626,594
Equity Compensation Plans Not
Approved by Shareholders	N/A	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in recent years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

Overview

Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and two call centers in seven cities spanning all time zones across the continental United States. We intend to consolidate our Reno, Nevada call center into our Pueblo, Colorado call center facility and close our Romeoville, Illinois fulfillment facility during 2009. We will still have fulfillment, customer support and information technology support operations in our Reno facility. These two decisions resulted from the opportunity to improve our facility utilization in the rest of our service infrastructure following the loss of two customers who had heavy seasonal activity.

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical. Today, the Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years. We expect revenue from telecommunications and modems to be less than 10% after 2009.

Key Economic Factors

During 2008 we were focused on improving our operating efficiencies following the 47.9% growth in revenue achieved in 2007 while continuing to add customers which we believe will have a long term relationship with the Company. Total revenue increased $9.6 million to $131.4 million from $121.8 million for the year ended December 31, 2008 and 2007 respectively. Of that revenue increase, $1.7 million or 17.7% resulted from new customers and $7.9 million or 82.3% from revenues generated from customers existing at December 31, 2007. Our gross margin on revenues increased by 0.3% to 41.2% from 40.9% for the years ended December 31, 2008 and 2007 respectively.

The Company recorded a net profit of $3.3 million during the year ended December 31, 2008 compared to a $712,000 net profit for the year ended December 31, 2007. The $2.6 million improvement in net operating results was mainly due to increased volumes and improved pricing from existing clients and the addition of new clients, including the benefit of providing a full year of services to two direct marketing clients that were added in the fourth quarter of 2007, combined with the ability to manage our business growth while increasing administrative overhead expense at a lesser rate. $959,000 of non recurring expenses resulting directly from the previously announced plan of merger with GSI Commerce, which was terminated in January 2009, were included in operating expenses during the year ended December 31, 2008.

The downturn in the overall economy in the later part of 2008 is expected to continue into 2009. We believe our mix of multiple customer industries provides some protection from the impact of that downturn. However, we are closely monitoring the economic trends and business experience of our customers to allow us the earliest opportunity to adjust the variable labor and other non-fixed costs of our operations as needed to partially offset any continued or more significant downturn. As discussed in Item 1A “Risk Factors” of this Annual Report on Form 10K our results can be negatively affected depending on the severity or concentration by industry of the economic downturn we are experiencing.

Business Mix

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2008 and 2007:

Business Line/Vertical	2008	2007
eCommerce/Direct to Consumer	38.2%	38.3%
Direct Marketing	33.5	29.7
Modems	18.5	16.7
B2B	6.3	10.7
Telecommunications products	3.5	4.6
	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing. The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Smith & Hawken, Ltd., Microsoft, Inc., Product Partners and Thane International. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes. The percentage of our revenues attributable to our eCommerce, direct-to-consumer and direct marketing clients increased during 2008 as compared to 2007 primarily due to increased volumes from these clients and the continued decline in our telecommunications and modems business which is described under the telecommunications and modems business section immediately below. We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will continue to increase during 2009 as we continue to see growth in our customers from this group of clients to be higher than our other client categories.

Telecommunications and Modems. The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry. The consolidation in that industry over the last several years has resulted in a heavy concentration of volume in a few companies and accordingly concentration of the service providers to the telecommunication industry. As previously reported in our quarterly and annual reports, we were notified that AT&T intended to transition a portion of its fulfillment business in-house. The transition is currently forecasted to be completed at the end of the second quarter of 2009. After that transition is complete, we project that our telecommunications and modems customers may represent less than 10% of our annual revenues.

Business-to-Business. The Company provides a variety of services for business-to-business (“B2B”) clients including NAPA and The Walt Disney Company. The decrease of 4.4% of total revenues from 10.7% in 2007 to 6.3% in 2008 resulted from the fourth quarter 2007 loss of a client which was included in the customers obtained with the October 2006 acquisition of the Client Logic reverse logistics business.

Results of Operations

The following table sets forth summary operating data, expressed as a percentage of revenues, for the years ended December 31, 2008 and 2007. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Financial Statements and notes thereto.
	Year Ended December 31,
	2008	2007
Service revenues	79.5%	79.8%
Freight revenues	20.5	20.2
Total revenues	100.0	100.0
Cost of service revenues	38.7	39.2
Freight expense	20.1	19.9
Selling, general and administrative	34.4	35.6
Depreciation and amortization	3.3	4.1
Operating income	3.5	1.2
Other expense	1.0	0.6
Income before taxes	2.5	0.6
Income tax (provision) benefit	—	—
Net income	2.5%	0.6%

Service revenues. The Company’s service revenues increased 7.5% to $104.5 million for the year ended December 31, 2008 from $97.2 million for the year ended December 31, 2007. The increase in service revenues is primarily attributable to:
(i)	a $5.2 million increase in our direct marketing vertical resulting from the addition of several new clients and increased volumes from existing clients,
(ii)	a $3.9 million increase in our eCommerce vertical resulting from the addition of a new client and increased volumes and improved pricing from existing clients,
(iii)	a $4.6 million decrease in revenues from our B2B vertical due to the loss of a client, and
(iv)	a $2.8 million increase in revenues from our telecom and modem clients due to increased volumes and pricing.

Freight Revenues. The Company’s freight revenues increased 9.4% to $26.9 million for the year ended December 31, 2008 from $24.6 million for the year ended December 31, 2007. The increase in freight revenues is primarily attributable to $2.7 million increase in our direct marketing vertical due to increased volumes offset by a $447,000 decrease in our eCommerce vertical resulting from the transition of Company owned freight accounts to client owned freight accounts.

Cost of Service Revenues. The Company’s cost of service revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and packaging material costs, increased 6.4% to $50.8 million for the year ended December 31, 2008 compared to $47.7 million for the year ended December 31, 2007. Cost of service revenues as a percent of service revenues decreased to 38.7% from 39.2% for the years ended December 31, 2008 and 2007, respectively. The $3.1 million increase in cost of service revenues was primarily due to an increase in labor costs related to the increases in service revenue.

Freight Expense. The Company’s freight expense increased 8.9% to $26.5 million for the year ended December 31, 2008 compared to $24.3 million for the year ended December 31, 2007 due to the increase in freight revenue generated in our direct marketing vertical.

Selling, General and Administrative Expenses. S,G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, increased 4.5% to $45.3 million or 34.4% of revenues for the year ended December 31, 2008 compared to $43.3 million or 35.6% of revenues for the year ended December 31, 2007. The increase in expenses in 2008 as compared to 2007 was primarily attributable to $959,000 of non recurring expenses resulting directly from the previously announced (terminated on January 27, 2009) plan of merger with GSI Commerce that were included in SG&A expenses in 2008. The decrease in S,G&A expense as a percentage of revenues was primarily due to the ability to manage our business growth while increasing administrative overhead expense at a lesser rate.

Income Taxes. The Company’s effective tax rate for the years ended 2008 and 2007 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. The existence of a net operating loss carryforward at December 31, 2008 means that income taxes associated with any potential taxable earnings for the year ended December 31, 2009 will be offset by a corresponding decrease of this valuation allowance, resulting in an expected effective tax rate of 0% for the year ended December 31, 2009 as well.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility with Wachovia Bank, NA (the Credit Facility).

Additionally, from September 28, 2007 through its repayment on September 26, 2008, the Company had a $5.0 million second lien loan outstanding to a credit management company. The $5.0 million second lien loan outstanding was entered into when we determined that completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007 compared to $82.3 million in 2006. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

The Company had cash and cash equivalents of approximately $1.1 million at December 31, 2008 and 2007. Additionally, during 2008, the Company increased its borrowings under its Credit Facility to $10.1 million at December 31, 2008 compared to $6.2 million at December 31, 2007. The primary use of borrowings under the credit facility is to fund recurring working capital needs resulting from our normal monthly billing and expenditure cycles, capital expenditures and our seasonal fourth quarter working capital needs. Additionally, as noted above, we repaid a $5.0 million second lien loan on September 26, 2008 with a combination of advances on the Credit Facility and accumulated operating cash flow. The Company generated $3.5 million of cash from operating activities in the year ended December 31, 2008 compared to generating $3.9 million of cash from operating activities for the year ended December 31, 2007. The Company anticipates positive cash flows from operations in 2009.

The Credit Facility was scheduled to mature on March 1, 2009, but was extended for 30 days, and was renewed on March 27, 2009 with a maturity date of June 30, 2012. The Credit Facility had a maximum borrowing limit of $18.0 million at December 31, 2008 and $15.0 million at December 31, 2007. The Credit Facility, as renewed on March 27, 2009 now has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The maximum borrowing limit of the Credit Facility was temporarily increased in October 2008 through its renewal on March 27, 2009 by $3.0 million to fund projected seasonal working capital needs during the 2008 holiday season. We currently project that the $15.0 million maximum borrowing limit defined under the Credit Facility as renewed on March 27, 2009 will be sufficient to support 2009 seasonal working capital needs.

Although total advances under the Credit Facility cannot exceed the maximum borrowing limit of $18.0 million at December 31, 2008, the Credit Facility limits borrowings at any time to a specified percentage of eligible accounts receivable and inventory, which totaled $20.9 million at December 31, 2008. As provided for in the second waiver agreement dated April 16, 2007, the bank had been granted a security interest in $2.0 million of the personal securities of our Chairman and Chief Executive Officer, Scott Dorfman, which after application of a 75% factor against current market value of the securities, resulted in up to $1.5 million of additional collateral to support the maximum borrowing limit of the Credit Facility. This security interest in Mr. Dorfman’s personal securities was removed from the terms of the Credit Facility when it was renewed on March 27, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit. The total collateral under the Credit Facility at December 31, 2008 amounted to $21.9 million. The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at December 31, 2008 amounted to $11.3 million. As a result, the Company had $6.7 million of borrowing availability under the revolving credit line at December 31, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under the Credit Facility. The Credit Facility contains a restrictive fixed charge coverage ratio. The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated. The fixed charge coverage ratio required the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 0.9 to 1.0 from December 2007 through March 2008, 1.0 to 1.0 for the months of April and May 2008, 1.05 to 1.0 from June through September 2008 and 1.10 to 1.0 from October 2008 through the maturity of the facility in March 2009. The Company was in compliance with all terms of the Credit Facility at December 31, 2008. The Credit Facility as renewed on March 27, 2009, also includes a restrictive twelve month trailing fixed coverage ratio covenant. The material terms of the renewed Credit Facility are described in Note 13, Subsequent Events.

In accordance with the Sixth Amendment to the Credit Facility signed on October 22, 2008, interest on borrowings under the Credit Facility is payable monthly at rates equal to the prime rate plus 1.5% or at the Company’s option, LIBOR plus 2.5%. The Credit Facility also provided for higher interest rates if the fixed charge ratio fell below 1.0 to 1.0, however that event did not occur during 2008. While the $5.0 million second lien loan was outstanding, interest was accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable and outstanding under the second lien loan. For the year ended December 31, 2008, we paid interest expense of $274,000 on the Credit Facility at a weighted average interest rate of 5.03% and $574,000 of interest expense at a constant rate of 15% on the second lien loan for the period January 1, 2008 through its payoff on September 26, 2008. Our weighted average interest rate in 2008, including amounts borrowed under both the Credit Facility and the second lien loan, was 7.96%. During the year ended December 31, 2007 the Company incurred interest expense related to the Credit Facility of approximately $543,000 resulting in a weighted average interest rate of 7.99% and $201,000 of interest at a constant rate of 15% on the second lien loan from its inception on September 28, 2007 through December 31, 2007. At December 31, 2008, the rate of interest being charged on the Credit Facility was 2.94%. The Company also incurred unused revolving Credit Facility fees of approximately $23,000 and $39,000 for the years ended December 31, 2008 and 2007 respectively.

On March 27, 2009, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”). The 2009 Credit Agreement amends and restates in its entirety the previously effective Third Amended and Restated Loan and Security Agreement between the Company and the Bank, dated as of March 28, 2006 and amended from time to time thereafter, and sets forth the new terms of the revolving credit facility thereunder (as amended by the 2009 Credit Agreement, the “Credit Facility”).

Pursuant to the 2009 Credit Agreement, the term of the Credit Facility has been extended through June 30, 2012. The Credit Facility has a maximum borrowing limit of $15.0 million (including the issuance of letters of credit up to $2.0 million in face value), but limits borrowings to a specified percentage of eligible accounts receivable and inventory. The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank's previously granted security interest in certain personal assets of Scott Dorfman, the Company's Chairman, President and CEO, which were treated as additional collateral under the 2006 Credit Agreement.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates ranging from either the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or, at the Company’s option, the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement). The Company will pay a specified fee on undrawn amounts under the Credit Facility. After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind, which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, change in ownership control covenants, a subjective material adverse change covenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio, maximum annual Capital Expenditures, and minimum Excess Availability (as such terms are defined in the 2009 Credit Agreement). The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days. The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

The 2009 Credit Agreement includes such events of default (and, as appropriate, grace periods) and representations and warranties as are usual and customary for financings of this kind.

The Company has paid a customary closing fee upon the closing of the 2009 Credit Agreement, would pay a specified fee upon any early termination of the Credit Facility, and will also pay other fees customary for transactions of this type.

A copy of the 2009 Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.30 and is incorporated herein by reference. The foregoing description of the 2009 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

During the year ended December 31, 2008, the Company generated $3.5 million in cash flow from operating activities compared to generating $3.9 million cash from operating activities in the year ended December 31, 2007. The relatively unchanged cash provided from operating activities was generated from materially different components in 2008 compared to 2007. In 2008 $3.3 million of net income, $4.3 million of depreciation and amortization, and a reduction of $2.3 million in accounts receivable were offset by a $4.8 million reduction in accounts payable and $1.6 million net use of cash in all other working capital and non cash operating expenses. In 2007 $712,000 of net income, $4.8 million of depreciation and amortization and $3.5 million of cash provided by non cash operating expenses and all other working capital, except the change in accounts receivable, were offset by a $5.2 million increase in accounts receivable.

During the year ended December 31, 2008, net cash used in investing activities was $2.4 million compared to $6.1 million in 2007. The $2.4 million in 2008 resulted from $2.5 million of capital expenditures, incurred for replacement of equipment and selected improvement in facilities with growing customer activity offset by $130,000 of cash provided by a net change in long term assets and liabilities. The $6.1 million in 2007 resulted from $3.7 million of capital investment to complete the facility opened in 2006 to service Target.com, $1.0 million of replacement capital expenditures, $800,000 paid under the terms of the ClientLogic acquisition agreement of October 2006 and a net change of $476,000 in long term liabilities and assets mainly resulting from $460,000 of payments owed under the 2006 ClientLogic acquisition agreement becoming classified as current liabilities.

During the year ended December 31, 2008, the net cash used in financing activities was $1.1 million compared to $2.3 million provided by financing activities in 2007. In 2008, $5.0 million of cash used to repay the second lien loan was partially offset by net increased borrowing under the Credit Facility of $3.9 million. In 2007, $5.0 million of cash was provided by the second lien loan partially offset by a net repayment of $2.4 million of borrowings under the Credit Facility.

The Company estimates that its cash and financing needs through 2009 will be met by cash flows from operations and its Credit Facility. The Company generated positive cash flows from operations in 2008 and anticipates doing so again in 2009.

The Company’s primary long-term contractual commitments consist of operating leases. As of December 31, 2008, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, as of December 31, 2008, the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Note 5 to the Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$21,563	$11,318	$10,245	$—	$—
Line of Credit (1)	$10,055	$10,055	$—	$—	$—

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

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of December 31, 2008 and 2007 was $25.2 million. This asset relates to the goodwill associated with the Company’s acquisition of Universal Distribution Services (“UDS”) in December 2000 and the acquisition of iFulfillment, Inc. in July 2001. In accordance with SFAS No. 142 the Company performs a valuation review of the Company’s goodwill each year. The Company recognizes only one reporting unit in its valuation analysis. The results of that valuation, as performed as of January 1, 2009, supported that the fair value of the reporting unit at January 1, 2009 exceeds the net book value of the net assets, including goodwill, and thus no impairment currently exists. The Company will perform this impairment test annually as of January 1 or sooner if circumstances dictate.

The valuation analysis includes the use of discounted cash flow methodology and assessment of the fair value of the Company’s assets. Our discounted cash flow calculation is based on a five year projection with terminal value applied to the cash flow of the fifth year. We believe the five year discounted cash flow methodology utilizing a terminal value is the most meaningful valuation method because projection beyond five years is very subjective. We use a discount rate of 18% based on our weighted average cost of capital. Our cash flow projections include a consistent growth factor of 5% in the 3rd, 4th and 5th years of the forecast and to the terminal value. We believe this growth factor is representative of the opportunity provided by our strategy of servicing multiple business verticals and the level of customer penetration available to our nationwide infrastructure.

We could record impairment charges in the future if there are changes in market conditions, expected future operating results or governmental regulations that prevent us from achieving the forecasted results included in the valuation analysis. The following table shows the net carrying value of the Goodwill as of December 31, 2008 and illustrates the hypothetical impairment charge related to changes to our discounted cash flows (i.e., fair value) from any combination of adjustments to key assumptions included in our impairment test performed at January 1, 2009.

Percent Hypothetical Reduction in Fair Value of Reporting Unit and Related Impairment Charge (in millions)

	5%	10%	15%	20%

Net Carrying Value of Goodwill $ 25.2	$(1.1)	$(4.0)	$(6.9)	$(9.8)

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of December 31, 2008 is $18.7 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years prior to 2007, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Although the Company expects to generate taxable earnings in 2009, the net losses incurred in 2006 and prior years result in an inability to recognize the value of any deferred tax asset resulting from the prior years’ losses. Therefore, a valuation allowance of approximately $12.4 million and $13.8 million has been recorded as of December 31, 2008 and 2007, respectively against net deferred tax assets. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance in that future year. For the year ended December 31, 2008, the deferred income tax expense of $1.4 million was offset by a corresponding decrease of the deferred tax asset valuation allowance. When and if the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

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

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the effect that applying SFAS No. 157 may have on our periodic goodwill impairment tests.

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

In December 2007, the FASB issued SFAS No. 141(R) which revised SFAS No. 141 “Business Combinations”. This revised standard will be effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and the rules for capitalization of costs of acquisition. Since SFAS No. 141(R) will apply to acquisitions occurring in the future, the Company does not expect there to be any impact on the reported financial statements of the Company when it is adopted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its credit facility the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Innotrac Corporation
Atlanta, Georgia

We have audited the accompanying balance sheets of Innotrac Corporation (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 30, 2009

INNOTRAC CORPORATION
BALANCE SHEETS
(dollars in 000’s)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,056	$1,079
Accounts receivable, net of allowance of $271 (2008) and $288 (2007)	25,793	28,090
Inventories, net	1,855	599
Prepaid expenses and other	1,262	1,100
Total current assets	29,966	30,868

Property and equipment:
Rental equipment	207	286
Computers, machinery and equipment	41,388	40,479
Furniture, fixtures and leasehold improvements	9,061	7,815
	50,656	48,580
Less accumulated depreciation and amortization	(34,814)	(30,878)
	15,842	17,702

Goodwill	25,169	25,169
Other assets, net	822	1,192
Total assets	$71,799	$74,931

	December 31,
	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,259	$14,050
Line of credit	10,055	6,168
Term loan	—	5,000
Accrued salaries	2,111	1,195
Accrued expenses and other	3,142	4,513
Total current liabilities	24,567	30,926

Noncurrent liabilities:
Deferred compensation	547	849
Other noncurrent liabilities	206	144
Total noncurrent liabilities	753	993

Commitments and contingencies (see Note 5)	—	—

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,600,759 issued, 12,334,804 outstanding (2008) and 12,585,759 shares issued, 12,319,804 outstanding (2007)	1,260	1,259
Additional paid-in capital	66,439	66,251
Accumulated deficit	(21,220)	(24,498)
Total shareholders’ equity	46,479	43,012
Total liabilities and shareholders’ equity	$71,799	$74,931

The accompanying notes are an integral part of these balance sheets.

INNOTRAC CORPORATION
STATEMENTS OF OPERATIONS
(dollars in 000’s, except per share data)

	Year Ended December 31,
	2008	2007

Service revenues	$104,487	$97,215
Freight revenues	26,913	24,601
Total revenues	131,400	121,816

Cost of service revenues	50,797	47,723
Freight expense	26,458	24,299
Selling, general and administrative	45,293	43,342
Depreciation and amortization	4,343	4,846
Total operating expenses	126,891	120,210
Operating income	4,509	1,606
Other expense:
Interest expense	1,231	894
Total other expense	1,231	894

Income before income taxes	3,278	712
Income tax (provision) benefit	—	—
Net income	$3,278	$712

Earnings per share:
Basic	$0.27	$0.06
Diluted	$0.26	$0.06

Weighted average shares outstanding:
Basic	12,327	12,301
Diluted	12,401	12,301

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and number of shares in 000’s)

				Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Common Stock
	Shares	Amount			Total

Balance at December 31, 2006	12,281	$1,228	$66,016	$(25,210)	$42,034
Issuance of common stock from stock bonus	39	4	107	—	111
Restricted stock grant, net	266	27	26	—	53
Stock option grants	—	—	102	—	102
Net Income	—	—	—	712	712

Balance at December 31, 2007	12,586	$1,259	$66,251	$(24,498)	$43,012
Issuance of common stock from exercise of stock options	15	1	41	—	42
Restricted stock compensation expense	—	—	75	—	75
Stock option compensation expense	—	—	72	—	72
Net Income	—	—	—	3,278	3,278

Balance at December 31, 2008	12,601	$1,260	$66,439	$(21,220)	$46,479

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in 000’s)

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$3,278	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,343	4,846
Provision for bad debts	8	43
Loss on disposal of fixed assets	47	16
Stock issued to settle employee stock bonus	—	111
Stock compensation expense-stock options	72	102
Stock compensation expense-restricted stock	75	53
Changes in working capital, net of effect of businesses acquired:
Decrease (increase) in accounts receivable, gross	2,289	(5,194)
(Increase) decrease in inventories	(1,256)	1,130
(Increase) decrease in prepaid expenses and other assets	(101)	294
(Decrease) increase in accounts payable	(4,791)	1,070
(Decrease) increase in accrued expenses, accrued salaries and other	(455)	727
Net cash provided by operating activities	3,509	3,910

Cash flows from investing activities:
Capital expenditures	(2,530)	(4,827)
Installment payment on previous acquisition of business	—	(800)
Net change in noncurrent assets and liabilities	130	(476)
Net cash used in investing activities	(2,400)	(6,103)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	3,887	(2,418)
(Repayment of) proceeds from term loan	(5,000)	5,000
Issuance of stock, net	42	—
Loan fees paid	(61)	(324)
Net cash (used in) provided by financing activities	(1,132)	2,258
Net (decrease) increase in cash and cash equivalents	(23)	65

Cash and cash equivalents, beginning of period	1,079	1,014

Cash and cash equivalents, end of period	$1,056	$1,079

Supplemental cash flow disclosures:
Cash paid for interest	$1,103	$598
Accrued purchase price associated with additional payments to seller	$—	$(658)
Restricted stock grant	$—	$750

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

Concentration of Revenues. The following table sets forth the percentage of total revenues derived from each of the Company’s largest clients for the years ended December 31, 2008 and 2007. Except for the major clients noted in the following table, no other single customer provided more than 10% of revenues during these years.

		2008	2007

BellSouth/AT&T	– DSL equipment	13.2%	10.3%
	– Telecom equipment	1.7	1.9

Target.com		14.3	13.9

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying value of the Company’s revolving credit facility and Second Lien Credit Agreement approximate fair value given that interest rates under the facility are based on prevailing market rates. The book value of the Company’s accounts receivable and accounts payable approximate fair value. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

Relative to SFAS No. 157, the Financial Accounting Standards Board  (“FASB”) issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effect that applying SFAS No. 157 may have on our periodic goodwill impairment tests.

Inventories. Inventories, consisting primarily of telephones and DSL modem equipment are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Substantially all inventory at December 31, 2008 and 2007 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment. Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Rental equipment	3 years
Computers and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease. Depreciation expense for the years ended December 31, 2008 and 2007 were $4.3 million and $4.8 million, respectively. Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles. Goodwill represents the cost of acquired enterprises in excess of the fair market value of the net tangible and identifiable intangible assets acquired. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to impairment only approach. The Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for impairment as of January 1, 2009 in accordance with SFAS No. 142, no impairment was determined to exist at that time. Innotrac’s goodwill carrying amount as of December 31, 2008 was $25.2 million.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment would be measured based on a projected cash flow model. If the projected undiscounted cash flows for the asset are not in excess of the carrying value of the related asset, the impairment would be determined based upon the excess of the carrying value of the asset over the projected discounted cash flows for the asset.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been recorded against deferred tax assets at December 31, 2008 and 2007 (see Note 6).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and upon completion of the shipping process. The shipping is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier. Innotrac’s call center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues have been recorded net of the cost of the goods for all fee-for-service clients. As required by the consensus reached in EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of Pocket Expenses Incurred,” the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue. For two clients we purchase their product from our client’s vendor under agreements that require our clients to buy the product back from us at original cost when we ship the product to our client’s end consumer or after a period of time if the product has not been shipped from our fulfillment centers. The value of these products is repaid to us at the same amount as we paid for them and no service fees are generated on the products. We net the value of the purchase against the reimbursement from our customer with a resulting zero value in our reported revenue and costs of revenue.

Cost of Revenues. The primary components of cost of revenues include labor costs, telephone minute fees, and packaging material costs. Costs related to facilities, equipment, account services and information technology are included in selling, general and administrative expense along with other operating costs. As a result of the Company’s policy to include facility, account services and information technology costs in selling, general and administrative expense, our gross margins may not be comparable to other fulfillment companies.

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is performed on or after the required effective date. The adoption of SFAS No. 123(R) resulted in recording $72,000 and $102,000 in compensation expense for the years ended December 31, 2008 and 2007 respectively. As of December 31, 2008, approximately $39,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 25 months.

During the year ended December 31, 2008 no option grants were made and 15,000 previously issued options were exercised. During the year ended December 31, 2007 125,000 option grants were made and no options were exercised. The Company recorded $72,000 and $102,000 of compensation expense related to stock options in the years ended December 31, 2008 and 2007 respectively. In addition, on April, 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan, which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting. In accordance with SFAS No. 123(R) the market value of the 265,956 restricted shares was determined at the date of grant to be $750,000 and is being amortized using the straight-lined method over the 10 year maximum vesting period defined in the Executive Retention Plan. The Company recorded $75,000 and $53,000 in compensation expense related to the restricted stock for the years ended December 31, 2008 and 2007 respectively.

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

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effect that applying SFAS No. 157 may have on our periodic goodwill impairment tests.

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

In December 2007, the FASB issued SFAS No. 141(R) which revised SFAS No. 141 “Business Combinations”. This revised standard will be effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and the rules for capitalization of costs of acquisition. Since SFAS No. 141(R) will apply to acquisitions occurring in the future, the Company does not expect there to be any impact on the reported financial statements of the Company when it is adopted.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable were composed of the following at December 31, 2008 and 2007 (in 000’s):

	2008	2007

Billed receivables	$25,040	$27,148
Unbilled receivables	1,024	1,230
	26,064	28,378
Less: Allowance for doubtful accounts	(271)	(288)
	$25,793	$28,090

Changes in the allowance for doubtful accounts were composed of the following during the twelve months ended December 31, 2008 and 2007 (in 000’s):

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)

Allowance for doubtful accounts Year ended December 31,
2008	$288	$8	$—	$(25)	$271
2007	$257	$43	$—	$(12)	$288

4.	FINANCING OBLIGATIONS

The Company has a revolving credit facility (the Credit Facility) with Wachovia Bank, NA, which had a maximum borrowing limit of $18.0 million at December 31, 2008 and $15.0 million at December 31, 2007. The Credit Facility was scheduled to mature on March 1, 2009, but was extended for 30 days, and was renewed on March 27, 2009. The renewed Credit Facility has a maximum borrowing limit of $15.0 million and a maturity date of June 30, 2012. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The maximum borrowing limit of the Credit Facility was temporarily increased in October 2008 through its renewal on March 27, 2009 by $3.0 million to fund projected seasonal working capital needs during the 2008 holiday season.

At December 31, 2007, the Company also had a $5.0 million second lien loan outstanding to a credit management company. The $5.0 million second lien loan outstanding was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

Although total advances under the Credit Facility can not exceed the maximum borrowing limit of $18.0 million at December 31, 2008, the Credit Facility limits borrowings at any time to a specified percentage of eligible accounts receivable and inventory, which totaled $20.9 million at December 31, 2008. As provided for in the second waiver agreement dated April 16, 2007, the bank had granted a security interest in $2.0 million of the personal securities of our Chairman and Chief Executive Officer, Scott Dorfman, which after application of a 75% factor against current market value of the securities, resulted in up to $1.5 million of additional collateral to support the maximum borrowing limit of the Credit Facility. This security interest in Mr. Dorfman’s personal securities was removed from the terms of the Credit Facility when it was renewed on March 27, 2009. Additionally, the terms of the credit facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit. The total collateral under the Credit Facility at December 31, 2008 amounted to $21.9 million. The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at December 31, 2008 amounted to $11.3 million. As a result, the Company had $6.7 million of borrowing availability under the revolving credit line at December 31, 2008.

The Company has granted a security interest in all of its assets to the lender as collateral under the Credit Facility. The Credit Facility contains a restrictive fixed charge coverage ratio. The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated. The fixed charge coverage ratio required the Company to maintain a minimum twelve month trailing fixed charge coverage ratio of 0.9 to 1.0 from December 2007 through March 2008, 1.0 to 1.0 for the months of April and May 2008, 1.05 to 1.0 from June through September 2008 and 1.10 to 1.0 from October 2008 through the maturity of the facility in March 2009. The Company was in compliance with all terms of the Credit Facility at December 31, 2008. The Credit Facility as renewed on March 27, 2009, also includes a restrictive twelve month trailing fixed coverage ratio covenant. The material terms of the renewed Credit Facility are described in Note 13, Subsequent Events.

In accordance with the Sixth Amendment to the Credit Facility signed on October 22, 2008, interest on borrowings under the Credit Facility is payable monthly at rates equal to the prime rate plus 1.5% or at the Company’s option, LIBOR plus 2.5%. The Credit Facility also provided for higher interest rates if the fixed charge ratio fell below 1.0 to 1.0, however that event did not occur during 2008. While the $5.0 million second lien loan was outstanding, interest was accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable and outstanding under the second lien loan.

For the year ended December 31, 2008, the Company paid interest expense of $274,000 on the Credit Facility at a weighted average interest rate of 5.03% and $574,000 of interest expense at a constant rate of 15% on the second lien loan for the period January 1, 2008 through its payoff on September 26, 2008. Our weighted average interest rate in 2008, including amounts borrowed under both the Credit Facility and the second lien loan, was 7.96%. During the year ended December 31, 2007 the Company incurred interest expense related to the Credit Facility of approximately $543,000 resulting in a weighted average interest rate of 7.99% and $201,000 of interest at a constant rate of 15% on the second lien loan from its inception on September 28, 2007 through December 31, 2007. At December 31, 2008, the rate of interest being charged on the Credit Facility was 2.94%. The Company also incurred unused revolving Credit Facility fees of approximately $23,000 and $39,000 for the years ended December 31, 2008 and 2007 respectively.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases. Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2008 are as follows (in 000’s):

Operating Leases
2009	$11,318
2010	7,639
2011	2,606
2012	—
2013	—
Thereafter	—
Total minimum lease payments	$21,563

Rent expense under all operating leases totaled approximately $12.5 million and $12.8 million during the years ended December 31, 2008 and 2007, respectively.

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During 2008 and 2007, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $9,000 and $10,000, respectively.

6.	INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2008 and 2007 are as follows (in 000’s):

	2008	2007

Current tax expense	$—	$—
Deferred tax expense	1,436	197
Change in valuation allowance	(1,436)	(197)
Income tax benefit (provision)	$—	$—

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in 000’s):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$18,101	$18,633
Allowance for doubtful accounts	101	108
Reserves	330	52
Other	200	135
Gross deferred tax assets	18,732	18,928
Less valuation allowance	(12,398)	(13,834)
Gross deferred tax assets net of valuation allowance	6,334	5,094

Deferred tax liabilities:
Goodwill	(4,334)	(3,646)
Depreciation	(2,000)	(1,448)
Gross deferred tax liabilities	(6,334)	(5,094)
Net deferred taxes	$—	$—

Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of December 31, 2008 is approximately $18.7 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has tax net operating loss carryforwards of $48.3 million at December 31, 2008 that expire between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $12.4 million and $13.8 million has been recorded as of December 31, 2008 and 2007, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance. For the year ended December 31, 2008, the deferred income tax expense of $1.4 million was offset by a corresponding decrease of the deferred tax asset valuation allowance. When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax expense	$1,057	$248
Expired state tax credits	236	—
State income taxes, net of federal effect	88	19
Permanent book-tax differences	55	60
Valuation allowance for deferred tax assets	(1,436)	(327)
Income tax provision (benefit)	$—	$—

7.	EARNINGS PER SHARE

The following table shows the shares used in computing diluted earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share”, (in 000’s):

	2008	2007
Diluted earnings per share:
Weighted average shares outstanding	12,327	12,301

Restricted Stock	73	—

Employee and director stock options	1	—
Weighted average shares assuming dilution	12,401	12,301

Options and warrants outstanding to purchase shares of the Company’s common stock aggregating 1.2 million and 1.5 million were not included in the computation of diluted EPS for the years ended December 31, 2008 and 2007, respectively, because their effect was anti-dilutive. This includes a warrant with registration rights issued to Thane International in December 2000 to purchase 150,000 shares of Innotrac common stock at the exercise price of $6.50, which is fully vested and expires December 8, 2010. The 265,956 restricted shares which were issued on April 16, 2007, but not vested, under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting, are presented at the weighted average shares outstanding in 2008 of 73,000. In 2007 the 265,956 restricted shares were anti-dilutive.

8.	ACQUISITIONS

On October 31, 2006, the Company acquired the fulfillment and reverse logistics business of ClientLogic, located in Columbus, Ohio, for $3.2 million which included estimated payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, totaling $1.4 million. The $1.8 million fixed payment was payable in two installments, $1.0 million was paid at closing and the remaining $800,000 was paid on April 19, 2007. The acquisition was funded from the Company’s revolving credit facility, reducing the availability under the credit facility. The acquisition added several large clients consistent with our existing business lines and complementary to our core competencies. In calculating the total consideration given for the acquisition, the Company included an estimate of the required additional payments equal to ten percent of net revenues of the acquired business for a twelve month period beginning on April 1, 2007, as these payments were considered assured beyond a reasonable doubt at the time of the acquisition. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of the business of ClientLogic have been included since the date of the acquisition in the Company’s results of operations. The Company has accounted for this transaction in accordance with the provisions of SFAS No. 141, “Business Combinations”. The fair value of the tangible assets acquired was $2.7 million and the Company allocated $502,000 of the purchase price to the intangible asset of customer contracts at acquisition. The tangible assets are being depreciated over their expected useful life and the customer contracts were amortized based on an estimated life of five years on a straight line basis. During the years ended December 31, 2007 and 2008, the actual revenue generated by the acquired accounts was less than originally projected. The difference between actual amounts and estimated amounts has been accounted for as a change in purchase price and allocated first to the value of intangible assets recorded and then to the fair value of tangible assets acquired for the initial period of twelve months following the acquisition. Since the estimated payments were recorded as a liability at closing, reductions in the asset values assigned at acquisition date have been offset by a reduction in the recorded liability. The last contractual payments related to net revenues were paid during the three months ended March 31, 2008.

9.	SHAREHOLDERS’ EQUITY

The Shareholder Rights Plan approved by the Company’s Board of Directors in December of 1997 expired on January 1, 2008 and the Company has no intention to implement any comparable shareholder rights plan at this time.

10.	EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older. Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations. Innotrac’s current policy is to provide matching employer contributions equal to 5% of contributions for less than four years of service and 10% of contributions for over four years of service. Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2008 and 2007 were approximately $40,000 and $41,000, respectively.

The Company has an executive deferred compensation plan, a Rabbi Trust, for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service. However, this match was suspended during 2008 and 2007. The Company invests these contributions in employee-directed marketable equity securities which are recorded at quoted market prices on the accompanying balance sheet (in other assets) and aggregated $546,614 and $849,387 at December 31, 2008 and 2007, respectively. The monies invested in the plan and held by the Rabbi Trust are subject to general creditors of the Company in the event of a Company bankruptcy filing.

11.	STOCK BASED COMPENSATION

The Company has adopted two stock option plans: the 1997 and 2000 Stock Option and Incentive Award Plans (“The Plans”). The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company. Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants. The 1997 Stock Option Plan and 2000 Stock Option Plan, as amended, provide for the issuance of options to purchase up to an aggregate of 800,000 shares and 2,800,000 shares of common stock, respectively. In November 2007, the 1997 Stock Option Plan expired. At December 31, 2008, there were 626,594 shares available to be issued under The Plans.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2008 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2008	Weighted Average Exercise Price
$1.77 - $3.54	300	4.5	$3.20	221	$3.37
$3.54 - $5.31	777	4.7	4.52	766	4.52
$5.31 - $7.07	—	—	—	—	—
$7.07 - $8.84	—	—	—	—	—
$8.84 - $10.61	—	—	—	—	—
$10.61 - $12.38	—	—	—	—	—
$12.38 - $14.15	—	—	—	—	—
$14.15 - $15.92	—	—	—	—	—
$15.92 - $17.68	14.3		17.25	14	17.25
	1,091	4.6	$4.31	1,001	$4.44

A summary of activity in the Company’s two stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2006	1,418	$5.10
Granted	125	2.76
Exercised	—	—
Forfeited	(400)	6.27
Outstanding at December 31, 2007	1,143	4.43
Granted	—	—
Exercised	(15)	2.82
Forfeited	(37)	8.64
Outstanding at December 31, 2008	1,091	$4.31

Options exercisable at December 31, 2008 and 2007 were 1,001,000 and 1,027,000 respectively, with a weighted average price of $4.44 and $4.59 respectively. On April 16, 2007, May 14, 2007 and June 8, 2007, the Compensation Committee approved a bonus in the form of stock options for 90,000, 15,000 and 20,000 respectively, for a total of 125,000 shares, at the closing price of our stock on the respective grant dates to seven managers and our four outside Directors. The Company uses the Black-Sholes pricing model to value stock options at issuance date. The volatility and risk free interest rate used for these options was 74.0% and 4.1% respectively. These 125,000 options vest 50% on the second, 25% on the third and 25% on the fourth anniversary and expire on the tenth anniversary of their issue dates. The table below presents the market price and the fair value per option issued for the 125,000 options.

Issuance Date	Options Issued	Closing Stock Price	Fair Value per Option
April 16, 2007	90,000	$2.82	$1.14
May 14, 2007	15,000	$2.41	$0.98
June 8, 2007	20,000	$2.74	$1.11

On April 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting. Additionally, on April, 16, 2007, the Compensation Committee approved a bonus in the form of a grant of $165,000 or 58,509 shares at the April 16, 2007 closing price for our stock to four executives of the Company. The shares vested immediately upon issuance. To remit income taxes on the bonus, 19,000 of the 58,509 shares were not issued and the cash value of those shares at date of grant, or $54,000 was withheld for income taxes. The remaining value of the bonus, or 39,193 shares and $111,000 is presented as a non cash expense in cash flows from operations in the Statement of Cash Flows for the year ended December 31, 2007.

12.	RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft. This allocation is determined annually based on actual business usage. The Company paid approximately $175,000 during 2008. For the year ended December 31, 2007, the Company paid $197,000.

The Company paid approximately $39,000 and $30,000 during 2008 and 2007 respectively, in fees to an accounting firm for tax and consulting services. One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $209,000 and $215,000 during 2008 and 2007 respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials. The broker is owned by the brother of the Company’s Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2008 beneficially owned approximately 4.3 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank. The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions. Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board. The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 34.3% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through June 5, 2009. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

13.	SUBSEQUENT EVENTS

On January 29, 2009, Innotrac and GSI announced that they mutually agreed to terminate the Agreement and Plan of Merger (the “Merger Agreement”) between Innotrac, GSI Commerce, Inc., a Delaware corporation (“GSI”), and Bulldog Acquisition Corp., a Georgia corporation and wholly-owned subsidiary of GSI (“Acquisition Sub”) based on current prevailing market valuations. Neither party had any financial obligation to the other as a result of the termination. Innotrac had incurred approximately $959,000 of legal, investment banking and accounting expenses directly related to the Merger Agreement during the year ended December 31, 2008 which expenses are recorded in selling general and administrative expenses in the statement of operations for the twelve months ended December 31, 2008.

On March 27, 2009, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”). The 2009 Credit Agreement amends and restates in its entirety the previously effective Third Amended and Restated Loan and Security Agreement between the Company and the Bank, dated as of March 28, 2006 and amended from time to time thereafter, and sets forth the new terms of the revolving credit facility thereunder (as amended by the 2009 Credit Agreement, the “Credit Facility”).

Pursuant to the 2009 Credit Agreement, the term of the Credit Facility has been extended through June 30, 2012. The Credit Facility has a maximum borrowing limit of $15.0 million (including the issuance of letters of credit up to $2.0 million in face value), but limits borrowings to a specified percentage of eligible accounts receivable and inventory. The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank's previously granted security interest in certain personal assets of Scott Dorfman, the Company's Chairman, President and CEO, which were treated as additional collateral under the 2006 Credit Agreement.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates ranging from either the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or, at the Company’s option, the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement). The Company will pay a specified fee on undrawn amounts under the Credit Facility. After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, change in ownership control covenants, a subjective material adverse change convenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio, maximum annual Capital Expenditures, and minimum Excess Availability (as such terms are defined in the 2009 Credit Agreement). The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days. The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated.

The 2009 Credit Agreement includes such events of default (and, as appropriate, grace periods) and representations and warranties as are usual and customary for financings of this kind.

The Company has paid a customary closing fee upon the closing of the 2009 Credit Agreement, would pay a specified fee upon any early termination of the Credit Facility, and will also pay other fees customary for transactions of this type.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth

2008 Quarters:
Revenues, net	$32,712	$29,527	$32,001	$37,160
Operating income	1,235	1,348	1,187	739
Net income	862	995	829	592
Net income per share-basic	0.07	0.08	0.07	0.05
Net income per share-diluted	$0.07	$0.08	$0.07	$0.05

2007 Quarters:
Revenues, net	$27,775	$28,054	$29,087	$36,900
Operating loss	(624)	209	1,199	822
Net loss	(793)	45	1,035	425
Net loss per share-basic	(0.06)	0.00	0.08	0.03
Net loss per share-diluted	$(0.06)	$0.00	$0.08	$0.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness. Although staff was added during 2008, turnover in previously existing staff and the potential of a merger transaction, which was terminated in January 2009, caused the Company to defer hiring of sufficient permanent staff during 2008 to fully remediate the material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

Plan for Remediation of Material Weaknesses

In response to the identified material weakness, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process. These ongoing efforts have included (i) using external consultants to review our control procedures and assist in developing on-going test plans to assure compliance and enhancement as needed to existing controls, (ii) identifying two positions in the accounting and analysis processes which are expected to be filled in the second quarter of 2009 to provide additional staffing. These efforts are a continuation of the remediation efforts that were undertaken in 2007 and 2008 which are described below.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report. Under the current temporary rules of the SEC, management’s report will be subject to attestation by our independent registered public accounting firm in the 2009 Annual Report.

Changes in Internal Control over Financial Reporting

In second quarter of 2008, the Company hired an additional financial and accounting staff member. This added position resulted in improved timeliness of financial reporting and analysis during interim periods. In late September 2008, the Company identified an acceptable candidate to become a permanent additional staff accountant to remediate and correct identified deficiencies and the material weakness in its internal control and procedures. In October 2008, the Company announced a planned merger with GSI Commerce, Inc, which merger was eventually terminated on January 27, 2009. Permanent staffing positions were not filled during the period that the merger was pending. Also, during the period that the merger was pending, another accounting staff position became vacant, again resulting in a two person deficiency in the financial and accounting function. It is planned to fill these positions in the second quarter of 2009.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 contained under the headings “Board Matters,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading “Compensation of Executive Officers and Directors” included in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

The information required by this Item 13 contained under the headings “Board Matters” and “Related Person Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007
Statements of Shareholders’ Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007

	2.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated December 8, 2000, by and among the Registrant, UDS, Patrick West, Daniel Reeves and The Estate of John R. West (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the commission on March 28, 2002)

2.2
Agreement and Plan of Merger, dated October 5, 2008, between Innotrac Corporation, GSI Commerce, Inc. and Bulldog Acquisition Corp. (incorporated by reference to exhibit 2.1 to the Form 8-K filed by GSI Commerce, Inc. (SEC File No. 000-16611) with the Securities and Exchange Commission on October 6, 2008). (The schedules and certain exhibits to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. Innotrac agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.)

2.2	(a)
Termination Agreement dated as of January 28, 2009, by and among GSI Commerce, Inc., Bulldog Acquisition Corp. and Innotrac Corp. (incorporated by reference to exhibit 10.1 to the Form 8-K filed by GSI Commerce, Inc. (SEC File No. 000-16611) with the Securities and Exchange Commission on January 29, 2009).

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
Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective May 31, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 000-23741) filed with the Commission on August 13, 2002)

(f)
Letter Modification/Waiver to Amended and Restated Loan and Security Agreement, as amended, effective November 13, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 000-23741) filed with the Commission on November 19, 2002)

(g)
Letter Modification to Amended and Restated Loan and Security Agreement, dated February 18, 2003, as amended, effective January 1, 2003 (incorporated by reference to Exhibit 10.4(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(h)
Second Amended and Restated Loan and Security Agreement by and between the Registrant and SouthTrust Bank, N.A., dated April 3, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23741), filed with the Commission on May 14, 2003)

(i)
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
Loan Documents Modification Agreement between the Registrant and SouthTrust Bank, dated May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 000-23741), filed with the Commission on May 14, 2004)

(m)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated May 20, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23741), filed with the Commission on August 12, 2005)

(n)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated August 19, 2005 (incorporated by reference to Exhibit 10.4(n) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 000-23741), filed with the Commission on November 14, 2005)

(o)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated October 24, 2005 (incorporated by reference to Exhibit 10.4(o) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 000-23741), filed with the Commission on November 14, 2005)

(p)
Loan Documents Modification Agreement between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated November 7, 2005 (incorporated by reference to Exhibit 10.4(p) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 000-23741), filed with the Commission on November 14, 2005)

(q)
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
First Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated July 24, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Commission File No. 000-23741), filed with the Commission on August 14, 2006)

(x)
Waiver and Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated November 14, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23741), filed with the Commission on November 14, 2006)

(y)
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
Fourth Amendment Agreement to the Third Amended and Restated Loan and Security Agreement by and between the Registrant and Wachovia Bank, National Association, Successor by merger to SouthTrust Bank, dated June 29, 2007 (incorporated by reference to Exhibit 10.4(z) to the Registrant’s Form 8-K (Commission File No. 000-23741), filed with the Commission on July 3, 2007)

(aa)
Fifth Amendment to Loan and Security Agreement with Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4(aa) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23741), filed with the Commission on November 14, 2007)

10.4	(bb)
Sixth Amendment to the Loan and Security Agreement between Innotrac and Wachovia Bank, National Association, dated October 22, 2008 (incorporated by reference to exhibit 10.4 (bb) to the Form 8-K (Commission File No. 000-23741) filed with the Securities and Exchange Commission on October 27, 2008)

10.4	(cc)
Seventh Amendment to the Loan and Security Agreement between Innotrac and Wachovia Bank, National Association, dated March 1, 2009 (incorporated by reference to exhibit 10.4 (cc) to the Form 8-K (Commission File No. 000-23741) filed with the Securities and Exchange Commission on March 5, 2008)

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
Lease, dated April 23, 2002, by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 000-23741) filed with the Commission on November 19, 2002)

(b)
First Amendment to Lease Agreement dated October 15, 2002 by and between ProLogis Development Services Incorporated and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(c)
Second Amendment to Lease Agreement dated March 5, 2003 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23741), filed with the Commission on August 12, 2005)

(d)
Third Amendment to Lease Agreement dated September 21, 2006 by and between ProLogis-Macquarie Kentucky I LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23741), filed with the Commission on November 14, 2006)

10.17	(a)
Lease, dated September 17, 2002, by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-23741), filed with the Commission on March 31, 2003)

(b)
First Amendment to Lease Agreement dated April 4, 2003 by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (Commission File No. 000-23741), filed with the Commission on May 14, 2003)

(c)
Second Amendment to Lease Agreement dated June 23, 2005 by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23741), filed with the Commission on August 12, 2005)

10.19	(a)
Agreement dated August 14, 2003 by and between IPOF Fund, LP, an Ohio limited partnership (“IPOF”), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 (Commission File No. 000-23741), filed with the Commission on August 20, 2003)

(b)
First Amendment dated November 24, 2003 to the Agreement by and between IPOF Fund, LP, an Ohio limited partnership (“IPOF”), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-23741), filed with the Commission on November 24, 2003)

10.20	(a)
Lease, dated August 16, 2004, by and between Centerpoint 800 LLC and the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No. 000-23741), filed with the Commission on November 12, 2004)

(b)
First Amendment to Lease Agreement, dated May 1, 2004, by and between Centerpoint 800 LLC and the Registrant (incorporated by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(c)
Second Amendment to Lease Agreement, dated August 15, 2006, by and between Centerpoint 800 LLC, Centerpoint 1000, LLC and the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23741), filed with the Commission on November 14, 2006)

10.21
Fourth Lease Extension and Modification Agreement dated July 8, 2005 by and between Teachers Insurance and Annuity Association of America, for the Benefit of its Separate Real Estate Account and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Commission File No. 000-23741), filed with the Commission on August 12, 2005)

10.22
Lease dated December 28, 2005 by and between Duke Realty Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-23741), filed with the Commission on March 31, 2006)

(a)
First Amendment to Lease Agreement, dated October 19, 2006, by and between Duke Realty Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-23741), filed with the Commission on November 14, 2006)

10.23	+
Employment Agreement dated April 16, 2007, by and between Scott D. Dorfman and the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.24	+
Employment Agreement dated April 16, 2007, by and between Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.25	+
Employment Agreement dated April 16, 2007, by and between Robert J. Toner, Jr. and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.26	+
Employment Agreement dated April 16, 2007, by and between James McMurphy and the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.27	+
Innotrac Corporation Officer Retention Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.28	+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.29	(a)
Second Lien Term Loan and Security Agreement with Chatham Credit Management III, LLC as Agent for Chatham Investment Fund III, LLC and Chatham Investment Fund QP III, LLC (incorporated by reference to Exhibit 10.29(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23741), filed with the Commission on November 14, 2007)

10.29	(b)
Limited Guaranty Agreement between Scott Dorfman and Chatham Credit Management III, LLC. (incorporated by reference to Exhibit 10.29(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23741), filed with the Commission on November 14, 2007)

10.29	(c)
Guarantor Pledge Agreement between Scott Dorfman and Chatham Credit Management III, LLC. (incorporated by reference to Exhibit 10.29(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 000-23741), filed with the Commission on November 14, 2007)

10.30	*	Fourth Amended and Restated Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated March 27, 2009

23.1	*	Consent of BDO Seidman, LLP

24.1	*	Power of Attorney (included on signature page)

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	*	Certification of principal financial officer Pursuant to 18 U.S.C.ss.1350

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2009.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 2009.

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