Form 10-Q
period 2009-03-31
INNOTRAC CORP
filed 2009-05-15
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from  ________ to _______

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 8, 2009

Common Stock $.10 par value per share	12,334,804 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,101	$1,056
Accounts receivable (net of allowance for doubtful accounts of $224 at March 31, 2009 and $271 at December 31, 2008)	21,271	25,793
Inventories, net	1,215	1,855
Prepaid expenses and other	1,448	1,262
Total current assets	25,035	29,966

Property and equipment:
Rental equipment	194	207
Computer software and equipment	41,648	41,388
Furniture, fixtures and leasehold improvements	9,068	9,061
	50,910	50,656
Less accumulated depreciation and amortization	(36,009)	(34,814)
	14,901	15,842

Goodwill	25,169	25,169
Other assets, net	863	822

Total assets	$65,968	$71,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,590	$9,259
Line of credit	5,143	10,055
Accrued salaries	2,910	2,111
Accrued expenses and other	3,182	3,142
Total current liabilities	16,825	24,567

Noncurrent liabilities:
Deferred compensation	491	547
Other noncurrent liabilities	211	206
Total noncurrent liabilities	702	753

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,600,759 issued and 12,334,804 shares outstanding	1,260	1,260
Additional paid-in capital	66,469	66,439
Accumulated deficit	(19,288)	(21,220)
Total shareholders’ equity	48,441	46,479

Total liabilities and shareholders’ equity	$65,968	$71,799

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Service revenues	$24,656	$25,471
Freight revenues	4,119	7,242
Total revenues	28,775	32,713

Cost of service revenues	10,660	12,099
Freight expense	4,058	7,249
Selling, general and administrative expenses	10,810	11,079
Depreciation and amortization	1,208	1,051
Total operating expenses	26,736	31,478
Operating income	2,039	1,235

Other expense:
Interest expense	106	373
Total other expense	106	373
Income before income taxes	1,933	862
Income taxes	—	—

Net income	$1,933	$862

Income per share:

Basic	$0.15	$0.07

Diluted	$0.15	$0.07

Weighted average shares outstanding:

Basic	12,601	12,586

Diluted	12,601	12,605

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,933	$862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,208	1,051
Provision for bad debts	(41)	22
Stock compensation expense-stock options	11	21
Stock compensation expense-restricted stock	19	19
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	4,563	3,257
Decrease (increase) in inventory	640	(474)
Increase in prepaid expenses and other	(160)	(493)
Decrease in accounts payable	(3,669)	(3,362)
Increase (decrease) in accrued expenses and other	839	(707)
Net cash provided by operating activities	5,343	196

Cash flows from investing activities:
Capital expenditures	(268)	(120)
Net change in noncurrent assets and liabilities	(3)	28
Net cash used in investing activities	(271)	(92)

Cash flows used in financing activities:
Net repayments under line of credit	(4,912)	(1,132)
Loan commitment fees	(115)	—
Net cash used in financing activities	(5,027)	(1,132)

Net increase (decrease) in cash and cash equivalents	45	(1,028)
Cash and cash equivalents, beginning of period	1,056	1,079
Cash and cash equivalents, end of period	$1,101	$51

Supplemental cash flow disclosures:

Cash paid for interest	$73	$307

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. Certain of the Company’s more significant accounting policies are as follows:

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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2008 and March 31, 2009 (see Note 4).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of call center services integrated with our fulfillment operations. Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. The shipping process is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier. Innotrac’s call center service revenue is recognized according to written pricing agreements based on the number of calls, minutes or hourly rates when those calls and time rated services occur. All other revenues are recognized as services are rendered.

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the prospective application method. Under this method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. Under the requirements of SFAS No. 123(R) the Company recorded $11,000 and $21,000 in compensation expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, approximately $28,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 25 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	2.82%	3.51%
Expected dividend yield	0%	0%
Expected lives	2.2 Years	2.0 Years
Expected volatility	80.6%	75.3%

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. There was no impact on the Company’s financial statements upon adoption.

The Company determined the fair values of certain financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

The carrying value of our debt instrument approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of March 31, 2009, and because of its short term nature. The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

We did not have any assets or liabilities measured at fair value on a recurring basis using quoted market prices in active markets (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period. Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	As of March 31, 2009 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Goodwill	$—	$—	$25,169	$25,169

Total	$—	$—	$25,169	$25,169

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), the Company tests goodwill annually for impairment. The annual impairment test is based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the asset. Upon completion of its analysis for impairment as of January 1, 2009, no impairment was determined to exist at that time.

2.	FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wachovia Bank, (the Credit Facility) which has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”) setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012. The amount outstanding on March 31, 2009 under the Credit Facility was $5.1 million.

The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank’s previously granted security interest in certain personal assets of Scott Dorfman, the Company’s Chairman, President and CEO, which were treated as additional collateral under the 2006 Credit Agreement.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement). The Company will pay a specified fee on undrawn amounts under the Credit Facility. After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio of 1.35 to 1.00, maximum annual Capital Expenditures, and minimum Excess Availability (as each of these terms is defined in the 2009 Credit Agreement). The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days. The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated. Therefore, the Company’s line of credit is classified as a current liability.

Although the maximum borrowing limit was $15.0 million at March 31, 2009, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $16.4 million at March 31, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at March 31, 2009 amounted to $16.4 million. The amount borrowed and outstanding and the value of reserves and letters of credit outstanding at March 31, 2009 totaled $8.2 million. As a result, the Company had $8.2 million of borrowing availability under the Credit Facility at March 31, 2009.

During the three months ended March 31, 2008, the Company also had a $5.0 million second lien loan outstanding to a credit management company. The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

For the three months ended March 31, 2009, we recorded interest expense of $55,000 on the Credit Facility at a weighted average interest rate of 2.96%. The rate of interest being charged on the Credit Facility at March 31, 2009 was 3.75%. For the three months ended March 31, 2008, we recorded interest expense of $77,000 on the Credit Facility at a weighted average interest rate of 5.42% and $190,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0% for the period. Our weighted average interest rate for the three months ended March 31, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 9.9%. The Company also incurred unused Credit Facility fees of approximately $12,000 and $5,000 for the three months ended March 31, 2009 and 2008 respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended March 31,
	2009	2008
Diluted earnings per share:
Weighted average shares outstanding (including 265,956 participating securities at both March 31, 2009 and March 31, 2008)	12,601	12,586
Employee and director stock options and unvested restricted shares	—	19
Weighted average shares assuming dilution	12,601	12,605

Options outstanding to purchase 1.2 million shares of the Company’s common stock for the three months ended March 31, 2009 and 1.2 million shares for the three months ended March 31, 2008 were not included in the computation of diluted EPS because their effect was anti-dilutive. On January 1, 2009 we adopted FSP EITF No. 03-6-1, which requires us to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included the 265,956 restricted shares issued on April 16, 2007 in our calculation of basic and diluted EPS for current and prior periods. These shares, which are not vested, were issued under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of March 31, 2009 and December 31, 2008 was approximately $17.9 million and $18.7 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with tax losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $11.5 million and $12.4 million has been recorded as of March 31, 2009 and December 31, 2008, respectively. Income taxes associated with future taxable earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three months ended March 31, 2009, the deferred tax expense of $849,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN No. 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.7 million at December 31, 2008, which did not change significantly during the three months ended March 31, 2009. As discussed in Note 6 to the financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN No. 48 and there are no unrecognized tax benefits and no related FIN No. 48 tax liabilities at March 31, 2009.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of March 31, 2009, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation, which became effective June 2002, will continue through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three months ended March 31, 2009, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $3,000. During the three months ended March 31, 2008, the Company met the minimum employee requirements of 359 full-time employees.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

6.	RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934. The Company promptly conducted an investigation of the matter. IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006. In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante. The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful. The Company has not recorded any estimated receivable from this settlement. Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund L.P. and Mr. Dadante in margin accounts from selling any of these shares through June 5, 2009. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, L.P. and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts; reliance on the telecommunications and direct marketing industries and the effect on the Company of the downturns, consolidation and changes in those industries in recent years; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in “Item 1A – Risk Factors” in our Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our core service offerings include the following:

Fulfillment Services:
●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management; and
●	returns management.

Customer Support Services:
●	inbound call center services
●	technical support and order status
●	returns and refunds processing
●	call centers integrated into fulfillment platform

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	cross-sell/up-sell services
●	collaborative chat; and
●	intuitive e-mail response.

The Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years.

Business Mix - Revenues

	Three Months Ended March 31,
Business Line/Vertical	2009	2008
eCommerce/Direct-to-Consumer	35.3%	34.5%
Direct Marketing	31.8	36.9
Modems	22.5	18.4
Business-to-Business (“B2B”)	6.5	6.9
Telecommunications products	3.9	3.3
	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing. The Company provides a variety of fulfillment and customer support services for a significant number of eCommerce, retail and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Smith & Hawken, Ltd., Microsoft, Inc., Product Partners and Thane International. We take orders for our retail, eCommerce and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, eCommerce and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes. We anticipate that the percentage of our total revenues attributable to our retail and eCommerce clients will increase during the remainder of 2009 due to the projected growth rates of our clients’ business in the retail and eCommerce vertical being greater than other verticals’ projected rates of growth.

Telecommunications and Modems. The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and Digital Subscriber Line Modems (“Modems”) for clients such as AT&T, Inc. and Qwest Communications International, Inc. and their customers. The consolidation in the telecommunications industry resulted in the acquisition of BellSouth by AT&T in December of 2006. On November 6, 2007, AT&T notified us that it intended to transition a portion of its fulfillment business in-house. The transition date is currently projected to be the end of the second quarter 2009. After that transition has occurred, our telecommunications and modems verticals may represent less than 10% of revenues for periods after June 30, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business-to-Business. The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including NAPA and The Walt Disney Company. We have not concentrated efforts to grow our client base in this area, and due to the combination of the recent loss of a client and current economic conditions, we expect this vertical of our business to become a smaller percentage of our total revenues throughout the rest of 2009.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2009 and 2008. The data has been prepared on the same basis as the annual financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended March 31,
	2009	2008

Service revenues	85.7%	77.9%
Freight revenues	14.3	22.1
Total Revenues	100.0%	100.0%

Cost of service revenues	37.0	37.0
Freight expense	14.1	22.2
Selling, general and administrative expenses	37.6	33.9
Depreciation and amortization	4.2	3.2
Operating income	7.1	3.7
Other expense, net	0.4	1.1
Income before income taxes	6.7	2.6
Income tax benefit	—	—
Net income	6.7%	2.6%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Service Revenues. Net service revenues decreased 3.2% to $24.7 million for the three months ended March 31, 2009 from $25.5 million for the three months ended March 31, 2008. This decrease was primarily attributable to a $551,000 decrease in revenues from our B2B vertical due to reduced volumes and the loss of a client, a $474,000 decrease in our eCommerce vertical resulting from reduced volumes from existing clients offset by the addition of a new client, and a $245,000 reduction in revenue from our direct marketing vertical due to an overall reduction in volumes from those clients, offset by a $443,000 increase in revenue from our DSL clients due to project work.

Freight Revenues. The Company’s freight revenues decreased 43.1% to $4.1 million for the three months ended March 31, 2009 from $7.2 million for the three months ended March 31, 2008. The $3.1 million decrease in freight revenues is primarily attributable to the transition of Company owned freight accounts to client owned freight accounts. This transition to client owned accounts has no material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Service Revenues. Cost of service revenues decreased 11.9% to $10.7 million for the three months ended March 31, 2009, compared to $12.1 million for the three months ended March 31, 2008. The cost of revenue decrease was primarily due to the decrease in labor costs associated with the decrease in service revenues. Cost of service revenues as a percent of service revenues decreased to 43.2% from 47.5% mainly from the combined effect of increased employee rosters allowed by decreasing the use of higher cost temporary labor services and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes and fulfillment equipment installed during 2008.

Freight Expense. The Company’s freight expense decreased 44.0% to $4.1 million for the three months ended March 31, 2009 compared to $7.2 million for the three months ended March 31, 2008 due to the decrease in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended March 31, 2009 decreased slightly to $10.8 million, or 37.6% of total revenues, compared to $11.1 million, or 33.9% of total revenues, for the same period in 2008. The increase in S,G&A expenses as a percentage of revenue in 2009 as compared to 2008 was primarily attributable to the overall decrease in revenue, primarily freight revenue. SG&A expenses as a percentage of service revenue remained relatively flat at 43.6% for the three months ended March 31, 2009 compared to 43.8% for the three months ended March 31, 2008

Interest Expense. Interest expense for the three months ended March 31, 2009 and 2008 was $106,000 and $373,000, respectively. The decrease was related to the September 26, 2008 repayment of the $5.0 million term loan which was outstanding in the first quarter of 2008, partially offset by interest resulting from an increase in the amount outstanding under the Credit Facility.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with income for the three months ended March 31, 2009 and 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2009 and 2008 respectively.

Liquidity and Capital Resources

The Company has a revolving credit facility with Wachovia Bank, (the Credit Facility) which has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”) setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012. The amount outstanding on March 31, 2009 under the Credit Facility was $5.1 million.

The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank’s previously granted security interest in certain personal assets of Scott Dorfman, the Company’s Chairman, President and CEO, which were treated as additional collateral under the 2006 Credit Agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement). The Company will pay a specified fee on undrawn amounts under the Credit Facility. After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio of 1.35 to 1.00, maximum annual Capital Expenditures, and minimum Excess Availability (as each of these terms is defined in the 2009 Credit Agreement). The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days. The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $16.4 million at March 31, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at March 31, 2009 amounted to $16.4 million. The amount borrowed and outstanding and the value of reserves and letters of credit outstanding at March 31, 2009 totaled $8.2 million. As a result, the Company had $8.2 million of borrowing availability under the Credit Facility at March 31, 2009.

During the three months ended March 31, 2008, the Company also had a $5.0 million second lien loan outstanding to a credit management company. The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

For the three months ended March 31, 2009, we recorded interest expense of $55,000 on the Credit Facility at a weighted average interest rate of 2.96%. The rate of interest being charged on the Credit Facility at March 31, 2009 was 3.75%. For the three months ended March 31, 2008, we recorded interest expense of $77,000 on the Credit Facility at a weighted average interest rate of 5.42% and $190,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0% for the period. Our weighted average interest rate for the three months ended March 31, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 9.9%. The Company also incurred unused Credit Facility fees of approximately $12,000 and $5,000 for the three months ended March 31, 2009 and 2008 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2009, compared to the same three month period in 2008, the Company had an improvement in cash generated from operating activities of $5.1 million resulting from positive cash flow from operations of $5.3 million in 2009 compared to $196,000 positive cash flow from operations in 2008. The $5.1 million improvement for the three months ended March 31, 2009 from the same period ended 2008 was mostly due to the combined result of generating a net profit of $1.9 million compared to a net profit of $862,000 and the net effect of all working capital accounts providing $2.2 million of cash during the three months ended March 31, 2009 compared with the net effect of all working capital accounts using $1.8 million of cash during the three months ended March 31, 2008. The changes in working capital accounts for the three months ended March 31, 2009 and 2008 resulted mainly from the combined effect of seasonal reductions in accounts receivable of $4.6 million in 2009 compared to $3.3 million in 2008 and a reduction in inventory in 2009 of $640,000 compared to an increase in inventory in 2008 of $474,000. Additionally, non cash expenses for depreciation, which are included in net income, were $1.2 million compared to $1.1 million for the three months ended March 31, 2009 and 2008 respectively.

During the three months ended March 31, 2009, net cash used in investing activities was $271,000 as compared to $92,000 in the same period in 2008. The expenditures in both years were made at various facilities with no specific concentration at any location.

During the three months ended March 31, 2009, net cash used in financing activities was $5.0 million compared to $1.1 million in the same period of 2008. The $3.9 million increase in cash used in financing activities is due to additional repayments of the obligations outstanding under the revolving credit facility in 2009 as compared to 2008. Additionally, the Company incurred $115,000 of loan commitment fees in March 2009 as a result of the renewal of the Credit Facility with Wachovia Bank.

The Company estimates that its cash and financing needs through the rest of 2009 will be met by cash flows from operations and availability under its Credit Facility.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to the condensed financial statements in this Form 10-Q and Note 2 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of March 31, 2009 was $25.2 million. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2009. The valuation supported that the fair value of the reporting unit at January 1, 2009 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of March 31, 2009 and December 31, 2008 was approximately $17.9 million and $18.7 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $11.5 million and $12.4 million has been recorded as of March 31, 2009 and December 31, 2008, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three months ended March 31, 2009, an income tax expense of $849,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2007, the FASB issued SFAS No. 141(R) which revised SFAS No. 141 “Business Combinations”. This revised standard became effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and the rules for capitalization of costs of acquisition. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” which amended Accounting Research Bulletin No. 51. This standard became effective for fiscal years beginning after December 15, 2008 and applies to reporting requirements for minority interest ownership. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In June 2008, relative to SFAS No. 128, “Earnings per Share”, the FASB issued FASB Staff Positions (“FSP”) Emerging Issues Task Force (“EITF”)  No. 03-6-1, which requires all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be included in the number of shares outstanding in basic and diluted EPS calculations. FSP EITF No. 03-6-1 became effective on January 1, 2009. As a result, our 265,956 restricted shares which are unvested but carry a non-forfeitable right to cash dividends have been included in our earnings per share calculations for all comparable periods presented in our financial statements. The dollar amount of earnings for all periods was not affected by this new reporting standard.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial. Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency. To the extent that the Company has borrowings outstanding under its Credit Facility and its second lien term loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility. All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and the Company has no long-term purchase commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below and more fully in “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report. The identified material weakness consists of an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Changes in Internal Control Over Financial Reporting

In March, 2009, we extended offers of employment to two staff accountants which were accepted in the first week of April 2009. These two positions had been identified as the understaffing weakness described above. During the second quarter of 2009, we expect to determine what additional changes are needed to determine a final plan to remediate the understaffing material weakness. As described more fully in “Item 9A – Controls and Procedures – Plan for Remediation of Material Weaknesses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we continue to monitor our disclosure and financial reporting control procedures and will continue to review changes in our staffing requirements to remediate the material weakness.

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

INNOTRAC CORPORATION
(Registrant)

Date: May 15, 2009	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)