Form 10-Q
period 2009-06-30
INNOTRAC CORP
filed 2009-08-14
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from __ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 7, 2009

Common Stock $.10 par value per share	12,334,804 Shares

INNOTRAC CORPORATION

INDEX

Part I – Financial Information

Item 1 – Financial Statements
The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,690	$1,056
Accounts receivable (net of allowance for doubtful accounts of $248 at June 30, 2009 and $271 at December 31, 2008)	16,284	25,793
Inventories, net	1,114	1,855
Prepaid expenses and other	1,356	1,262
Total current assets	20,984	29,966

Property and equipment:
Rental equipment	185	207
Computer software and equipment	42,662	41,388
Furniture, fixtures and leasehold improvements	9,071	9,061
	51,918	50,656
Less accumulated depreciation and amortization	(37,108)	(34,814)
	14,810	15,842

Goodwill	25,169	25,169
Other assets, net	981	822

Total assets	$61,944	$71,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,203	$9,259
Line of credit	—	10,055
Accrued salaries	1,512	2,111
Accrued expenses and other	3,631	3,142
Total current liabilities	10,346	24,567

Noncurrent liabilities:
Equipment lease payable	503	—
Deferred compensation	571	547
Other noncurrent liabilities	227	206
Total noncurrent liabilities	1,301	753

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,600,759 shares issued and 12,334,804 shares outstanding	1,260	1,260
Additional paid-in capital	66,482	66,439
Accumulated deficit	(17,445)	(21,220)
Total shareholders’ equity	50,297	46,479

Total liabilities and shareholders’ equity	$61,944	$71,799

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Service revenues	$24,052	$23,418
Freight revenues	3,540	6,109
Total revenues	27,592	29,527

Cost of service revenues	10,327	10,559
Freight expense	3,488	6,016
Selling, general and administrative expenses	10,768	10,583
Depreciation and amortization	1,108	1,021
Total operating expenses	25,691	28,179
Operating income	1,901	1,348

Other expense:
Interest expense	59	353
Total other expense	59	353
Income before income taxes	1,842	995
Income taxes	—	—

Net income	$1,842	$995

Income per share:

Basic	$0.15	$0.08

Diluted	$0.15	$0.08

Weighted average shares outstanding:

Basic	12,601	12,586

Diluted	12,601	12,602

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009 and 2008
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Service revenues	$48,708	$48,888
Freight revenues	7,659	13,351
Total revenues	56,367	62,239

Cost of service revenues	20,987	22,657
Freight expense	7,545	13,265
Selling, general and administrative expenses	21,578	21,662
Depreciation and amortization	2,317	2,072
Total operating expenses	52,427	59,656
Operating income	3,940	2,583

Other expense:
Interest expense	165	726
Total other expense	165	726
Income before income taxes	3,775	1,857
Income taxes	—	—

Net income	$3,775	$1,857

Income per share:

Basic	$0.30	$0.15

Diluted	$0.30	$0.15

Weighted average shares outstanding:

Basic	12,601	12,586

Diluted	12,601	12,594

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,775	$1,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317	2,072
Provision for bad debts	39	(50)
Stock compensation expense-stock options	6	46
Stock compensation expense-restricted stock	37	37
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	8,930	6,798
Decrease (increase) in inventory	741	(223)
Increase in prepaid expenses and other	(59)	(504)
Decrease in accounts payable	(4,055)	(7,756)
Decrease in accrued expenses and other	(349)	(710)
Net cash provided by operating activities	11,382	1,567

Cash flows from investing activities:
Capital expenditures	(674)	(1,412)
Net change in noncurrent assets and liabilities	2	57
Net cash used in investing activities	(672)	(1,355)

Cash flows used in financing activities:
Net repayments under line of credit	(10,055)	(948)
Proceeds from Financing Lease	130	—
Loan commitment fees	(151)	—
Net cash used in financing activities	(10,076)	(948)

Net increase (decrease) in cash and cash equivalents	634	(736)
Cash and cash equivalents, beginning of period	1,056	1,079
Cash and cash equivalents, end of period	$1,690	$343

Supplemental cash flow disclosures:

Cash paid for interest	$129	$381
Non-cash investing and financing activities:
Capital lease for computer equipment	$628	$—

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2008 and June 30, 2009 (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the prospective application method. Under this method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. Under the requirements of SFAS No. 123(R) the Company recorded ($5,000) and $25,000 in compensation expense on stock options for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, the Company recorded $6,000 and $46,000 in 2009 and 2008, respectively. As of June 30, 2009, approximately $19,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 22 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	June 30, 2009	June 30, 2008
Risk-free interest rate	3.7%	4.1%
Expected dividend yield	0%	0%
Expected lives	2.2 Years	2.3 Years
Expected volatility	83.3%	75.9%

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

The carrying value of our debt instrument approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of June 30, 2009, and because of its short term nature. The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

We did not have any assets or liabilities measured at fair value on a recurring basis using quoted market prices in active markets (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period. Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	As of June 30, 2009 Fair Value Measurements Using (in 000’s)
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

Subsequent Events. Effective June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and the disclosures an entity should make regarding events which occur after the balance sheet date.

For the purposes of accounting and disclosure requirements, the Company evaluated subsequent events through August 14, 2009, the issuance date of the condensed financial statements, and noted there were no significant events that occurred subsequent to the balance sheet date but prior to issuance that would have a material impact on the condensed financial statements.

2.	FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) which has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012. There was no outstanding balance on June 30, 2009 under the Credit Facility.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank’s previously granted security interest in certain personal assets of Scott Dorfman, the Company’s Chairman, President and CEO, which were treated as additional collateral under the prior credit agreement.

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

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio of 1.35 to 1.00, maximum annual Capital Expenditures, and minimum Excess Availability (as each of these terms is defined in the 2009 Credit Agreement). The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days. The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated. Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $13.5 million at June 30, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at June 30, 2009 amounted to $13.5 million. At June 30, 2009, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $3.1 million. As a result, the Company had $10.4 million of borrowing availability under the Credit Facility at June 30, 2009.

On May 29, 2009, the Company entered into a $758,000 three year financing agreement for the purchase of computer equipment. The lease was recorded as a capital lease at June 30, 2009 with the first installment under the lease due in July 2009.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

During the three and six months ended June 30, 2008, the Company also had a $5.0 million second lien loan outstanding to a finance company (the “Second Lien Credit Agreement”). The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

For the three months ended June 30, 2009, we recorded interest expense of $36,000 on the Credit Facility at a weighted average interest rate of 3.62%. The rate of interest being charged on the Credit Facility at June 30, 2009 was 3.56%. For the three months ended June 30, 2008, we recorded interest expense of $57,000 on the Credit Facility at a weighted average interest rate of 4.05% and $190,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0% for the period. Our weighted average interest rate for the three months ended June 30, 2009 and 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 3.66% and 9.16% respectively. The Company also incurred unused Credit Facility fees of approximately $11,000 and $4,000 for the three months ended June 30, 2009 and 2008, respectively. Additionally, the Company reported $12,000 and $104,000 of amortized loan costs as interest expense during the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, we recorded interest expense of $91,000 on the revolving credit agreement at a weighted average interest rate of 3.18%. For the six months ended June 30, 2008, we recorded interest expense of $135,000 at a weighted average rate of 4.76% on the revolving credit agreement and $379,000 on the Second Lien Credit Agreement at a constant rate of 15% for the period. Our weighted average interest rate for the six months ended June 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.54%. The Company also incurred unused revolving credit facility fees of approximately $23,000 and $9,000 for the six months ended June 30, 2009 and 2008, respectively. Additionally, the Company reported $50,000 and $208,000 of amortized loan coasts as interest expense during the three months ended June 30, 2009 and 2008, respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Diluted earnings per share:
Weighted average shares outstanding	12,601	12,586	12,601	12,586

Employee and director stock options	—	16	—	8
Weighted average shares assuming dilution	12,601	12,602	12,601	12,594

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

Options outstanding to purchase 1.2 million shares of the Company’s common stock for both the three and six months ended June 30, 2009 and 945,000 shares for the three months ended June 30, 2008 and 1.0 million shares for the six months ended June 30, 2008 were not included in the computation of diluted EPS because their effect was anti-dilutive. On January 1, 2009 the Company adopted FSP EITF No. 03-6-1, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included the 265,956 restricted shares issued on April 16, 2007 in our calculation of basic and diluted EPS for current and prior periods. These shares, which are not vested, were issued under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of June 30, 2009 and December 31, 2008 was approximately $17.2 million and $18.7 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with tax losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $10.8 million and $12.4 million has been recorded as of June 30, 2009 and December 31, 2008, respectively. Income taxes associated with future taxable earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the three and six months ended June 30, 2009, deferred tax expense of $730,000 and $1.6 million, respectively, was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN No. 48 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.7 million at December 31, 2008, which is estimated to have been reduced by $1.5 million to $17.2 million due to taxable earnings recorded during the six months ended June 30, 2009. As discussed in Note 6 to the financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of FIN No. 48 and there are no unrecognized tax benefits and no related FIN No. 48 tax liabilities at June 30, 2009.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of June 30, 2009, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment. In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an employment commitment agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000. These funds were accounted for as a reduction in the basis of the assets acquired. In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis. This obligation became effective June 2002 and continued through June 2009. In the event that the number of full-time employees fails to meet the minimum requirement, the Company will incur a quarterly penalty of $96.30 for each employee less than the minimum required amount. During the three months ended June 30, 2009 and 2008, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, incurring a penalty of approximately $1,000 and $4,000 respectively. The Company incurred a penalty of approximately $4,000 in each of the six months ended June 30, 2009 and 2008.

6.	RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934. The Company promptly conducted an investigation of the matter. IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006. In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante. The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful. The Company has not recorded any estimated receivable from this settlement. Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund L.P. and Mr. Dadante in margin accounts from selling any of these shares through September 4, 2009. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, L.P. and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

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

Overview

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and currently operates eight fulfillment centers and a call center in six cities spanning all time zones across the continental United States.

During the three months ended June 30, 2009, we completed the transfer of the DSL Fast Access portion of fulfillment services we provide AT&T to AT&T’s in-house fulfillment house. We also completed the shut down and consolidation of our Reno, Nevada call center operation into our existing call center in Pueblo, Colorado. Additionally during the second quarter, we decided to close one of our less automated facilities in Romeoville, Illinois, the lease for which expires in November 30, 2009. The Romeoville facility was primarily used to provide services to two departing customers whose sales volumes were seasonally concentrated in the fourth quarter. At June 30, 2009, we recorded a $579,000 reserve for future costs related to the closing of the Romeoville facility and employee severance resulting from these events.

On July 5, 2009, the parent company of Smith and Hawken, Ltd. announced its decision to liquidate the operations of Smith and Hawken resulting in the Company ceasing to provide services to Smith and Hawken by a projected date of the end of 2009. One of our two facilities in Hebron, Kentucky was nearly exclusively used to provide fulfillment services for Smith and Hawken and as a result, unless we identify new clients to be serviced in that facility, we will close the facility in July 2010 at the end of its current lease term. Based on our current expectations regarding the terms of the liquidation plans and wind down of our services for Smith and Hawken, we do not currently expect the shut down costs of our operations and the facility, net of recoverable costs from the client, to be material. As Smith and Hawken’s wind down plans become more developed, we expect to be better able to assess whether any reserve for future costs related to this event is needed.

The combined effect of the loss of the DSL fast access portion of AT&T fulfillment, the loss of the clients serviced from the Romeoville, Illinois facility and the expected loss of Smith and Hawken as a customer at the end of 2009 is projected to result in a significant reduction in our revenue and operating profit in 2010 unless we identify new business services to replace these lost clients. The combined revenue generated from the AT&T DSL fast access account, the Romeoville, Illinois customers and Smith and Hawken represented approximately $27.1 million or 25.9% of our total service revenue of $104.5 million for the year ended December 2008. The loss of the Romeoville clients business and partial loss of our AT&T business will cause a significant reduction in revenues and operating profit during the second half of 2009. This projected reduction in future revenue compared to our recently reported revenue will be evaluated on an ongoing basis to determine if any impairment in the carrying value of our equipment or goodwill is appropriate. In reaction to these events, we have already consolidated the call center operations and identified reductions in facility and general and administrative expenses which will result from closing the Romeoville and Smith and Hawken facilities to partially offset the reduced profit contribution in future periods. Additionally, we have increased our marketing staffing and will increase our business development efforts going forward in an effort to replace these lost accounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Mix – Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line/Vertical	2009	2008	2009	2008
eCommerce / Direct to Consumer	41.2%	36.3%	38.2%	35.4%
Direct Marketing	27.9	35.8	29.9	36.4
Modems	19.0	18.6	20.8	18.4
Business-to-Business (“B2B”)	7.1	5.5	6.8	6.2
Telecommunications	4.8	3.8	4.3	3.6
	100.0%	100.0%	100.0%	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

eCommerce/Direct-to-Consumer and Direct Marketing. The Company provides a variety of fulfillment and customer support services for a significant number of eCommerce, retail and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Smith & Hawken, Ltd., Microsoft, Inc., Product Partners and Thane International. We take orders for our retail, eCommerce and direct marketing clients via the Internet, through customer service representatives at our Pueblo call center or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, eCommerce and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes.

Telecommunications and Modems. The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and Digital Subscriber Line Modems (“Modems”) for clients such as AT&T, Inc. and Qwest Communications International, Inc. and their customers. The consolidation in the telecommunications industry resulted in the acquisition of BellSouth by AT&T in December of 2006. On November 6, 2007, AT&T notified us that it intended to transition a portion of its fulfillment business in-house. That transition occurred at the end of the second quarter 2009. As a result, our telecommunications and modems verticals are projected to represent less than 10% of revenues for periods after June 30, 2009.

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

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2009 and 2008. The data has been prepared on the same basis as the annual financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service revenues	87.2%	79.3%	86.4%	78.5%
Freight revenues	12.8	20.7	13.6	21.5
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	37.4	35.8	37.2	36.4
Cost of freight expense	12.7	20.4	13.4	21.3
Selling, general and administrative expenses	39.0	35.8	38.3	34.8
Depreciation and amortization	4.0	3.4	4.1	3.3
Operating income (loss)	6.9	4.6	7.0	4.2
Other expense, net	(0.2)	(1.2)	(0.3)	(1.2)
Income (loss) before income taxes	6.7	3.4	6.7	3.0
Income tax benefit	—	—	—	—
Net income (loss)	6.7%	3.4%	6.7%	3.0%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Service Revenues. Net service revenues increased 2.7% to $24.1 million for the three months ended June 30, 2009 from $23.4 million for the three months ended June 30, 2008. This increase was primarily attributable to a $1.2 million increase in revenues from our eCommerce vertical due to increased volumes from existing clients, a $195,000 increase in revenue from our Telecom vertical offset by a $559,000 decrease in revenue from our direct marketing vertical and a $177,000 reduction in revenue from our DSL clients due to reduced volumes resulting from the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment as previously discussed.

Freight Revenues. The Company’s freight revenues decreased 42.1% to $3.5 million for the three months ended June 30, 2009 from $6.1 million for the three months ended June 30, 2008. The $2.6 million decrease in freight revenues is primarily attributable to the transition of Company owned freight accounts to client owned freight accounts. This transition to client owned accounts has no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues. Cost of service revenues decreased 2.2% to $10.3 million for the three months ended June 30, 2009, compared to $10.6 million for the three months ended June 30, 2008. The cost of service revenue decrease was primarily due to the decrease in labor costs associated with the combined effect of increased employee rosters resulting from decreasing the use of higher cost temporary labor services and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes and fulfillment equipment installed during 2008. As a result of these operating improvements, cost of service revenues as a percent of service revenues decreased by 2.2% to 42.9% from 45.1% for the three months ended June 30, 2009 and 2008 respectively.

Freight Expense. The Company’s freight expense decreased 42.0% to $3.5 million for the three months ended June 30, 2009 compared to $6.0 million for the three months ended June 30, 2008 due to the decrease in freight revenue for the reason listed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended June 30, 2009 increased slightly to $10.8 million, or 39.0% of total revenues, compared to $10.6 million, or 35.8% of total revenues, for the same period in 2008. The increase in S,G&A expenses as a percentage of revenue in 2009 as compared to 2008 was primarily attributable to the decrease in freight revenue. SG&A expenses as a percentage of service revenue remained relatively flat at 44.8% for the three months ended June 30, 2009 compared to 45.2% for the three months ended June 30, 2008. During the three months ended June 30, 2009, a $579,000 combined reserve was recorded for the costs associated with the Romeoville facility that will be closed at the termination of the Romeoville lease in November 2009 and employee severance costs associated with the transition of a portion of the AT&T fulfillment business to in-house fulfillment. Offsetting this increase in SG&A expenses were reductions in sales commission expense of $193,000 related to client accounts no longer eligible for sales commission, a $197,000 reduction in facility management and equipment maintenance costs resulting from adjusting these costs to changes in client volumes and $121,000 of cost savings in travel and information technology costs.

Interest Expense. Interest expense for the three months ended June 30, 2009 and 2008 was $59,000 and $353,000, respectively. The decrease was related to the September 26, 2008 repayment of the $5.0 million term loan which was outstanding in the second quarter of 2008 and a reduction in draws against the Credit Facility in 2009.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with income for the three months ended June 30, 2009 and 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended June 30, 2009 and 2008 respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Service revenues. Net service revenues decreased slightly 0.4% to $48.7 million for the six months ended June 30, 2009 from $48.9 million for the six months ended June 30, 2008. This decrease was primarily attributable to a $804,000 decrease in our direct marketing vertical resulting from decreased volume from existing clients and the loss of a client, a $586,000 decrease in our B2B vertical due to the loss of a client, offset by a $719,000 increase in our eCommerce vertical resulting from increased volume from existing clients, a $266,000 increase in revenues from our DSL clients due to increased volumes from existing clients offset slightly by the transition of a portion of the AT&T fulfillment business to in-house during the last half of June 2009, and by a $218,000 increase in revenues from our telecom vertical resulting from increased volumes.

Freight Revenues. The Company’s freight revenues decreased 42.6% to $7.7 million for the six months ended June 30, 2009 from $13.4 million for the six months ended June 30, 2008. The decrease in freight revenues of $5.7 million is primarily attributable to the transition of Company owned freight accounts to client owned freight accounts. This transition to client owned accounts has no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of service revenues. Cost of service revenues decreased 7.4% to $21.0 million for the six months ended June 30, 2009, compared to $22.7 million for the six months ended June 30, 2008. The cost of service revenue decrease was primarily due to the decrease in labor costs associated with the combined effect of increased employee rosters resulting from decreasing the use of higher cost temporary labor services and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes and fulfillment equipment installed during 2008. As a result of these operating improvements, the cost of service revenues as a percent of service revenues decreased by 3.2% to 43.1% from 46.3% for the three months ended June 30, 2009 and 2008 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freight Expense. The Company’s freight expense decreased 43.1% to $7.5 million for the six months ended June 30, 2009 compared to $13.3 million for the six months ended June 30, 2008 due to the decrease in freight revenue for the reason listed above.

Selling, General and Administrative Expenses. S,G&A expenses for the six months ended June 30, 2009 decreased slightly to $21.6 million, or 38.3% of total revenues, compared to $21.7 million, or 34.8% of total revenues, for the same period in 2008. The increase in S,G&A expenses as a percentage of revenue in 2009 as compared to 2008 was primarily attributable to the decrease in freight revenue. SG&A expenses as a percentage of service revenue remained unchanged at 44.3% for both the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009, a $579,000 reserve was recorded for the costs associated with the Romeoville facility that will be closed at the termination of the Romeoville lease in November 2009 and employee severance costs associated with the transition of a portion of the AT&T fulfillment business to in-house fulfillment. Offsetting this increase in SG&A expenses is a $268,000 reduction in facility management and equipment maintenance costs resulting from adjusting these costs to changes in client volume, reduced sales commission expense of $198,000 related to client accounts no longer eligible for sales commission and cost savings of $153,000 in travel and information technology costs.

Interest Expense. Interest expense for the six months ended June 30, 2009 and June 30, 2008 was $165,000 and $726,000, respectively. The decrease was related to the interest and amortization of loan costs for the loans outstanding under the $5.0 million term loan which was outstanding in the second quarter of 2008 before being repaid on September 26, 2008 and a reduction in draws against the Credit Facility in 2009.

Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was 0%. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with income for the six months ended June 30, 2009 and 2008 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the six months ended June 30, 2009 and 2008 respectively.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) which has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012. There was no outstanding balance on June 30, 2009 under the Credit Facility.

The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank’s previously granted security interest in certain personal assets of Scott Dorfman, the Company’s Chairman, President and CEO, which were treated as additional collateral under the 2006 prior credit agreement.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio of 1.35 to 1.00, maximum annual Capital Expenditures, and minimum Excess Availability (as each of these terms is defined in the 2009 Credit Agreement). The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days. The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated. Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $13.5 million at June 30, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at June 30, 2009 amounted to $13.5 million. At June 30, 2009, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $3.1 million. As a result, the Company had $10.4 million of borrowing availability under the Credit Facility at June 30, 2009.

During the three months ended June 30, 2008, the Company also had a $5.0 million second lien loan outstanding to a finance company (the “Second Lien Credit Agreement”). The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

For the three months ended June 30, 2009, we recorded interest expense of $36,000 on the Credit Facility at a weighted average interest rate of 3.62%. The rate of interest being charged on the Credit Facility at June 30, 2009 was 3.56%. For the three months ended June 30, 2008, we recorded interest expense of $57,000 on the Credit Facility at a weighted average interest rate of 4.05% and $190,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0 % for the period. Our weighted average interest rate for the three months ended June 30, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 9.16%. The Company also incurred unused Credit Facility fees of approximately $11,000 and $4,000 for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, we recorded interest expense of $91,000 on the Credit Facility at a weighted average interest rate of 3.18%. For the six months ended June 30, 2008, we recorded interest expense of $135,000 on the Credit Facility at a weighted average interest rate of 4.76% and $379,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0%. Our weighted average interest rate for the six months ended June 30, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 9.54%. At June 30, 2009, the rate of interest being charged on the Credit Facility was 3.56%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2009, compared to the same six month period in 2008, the Company had an improvement of $9.8 million in cash generated from operations to $11.4 million in 2009 from $1.6 million in 2008. The $9.8 million improvement for the six months ended June 30, 2009 from the same period ended 2008 was mostly due to the combined result of generating a net profit of $3.8 million in 2009 compared to a net profit of $1.9 million in 2008 and the net effect of all working capital accounts providing $5.2 million of cash during the six months ended June 30, 2009 compared with the net effect of all working capital accounts using $2.4 million of cash during the six months ended June 30, 2008. The changes in working capital accounts for the six months ended June 30, 2009 and 2008 resulted mainly from the combined effect of reductions in accounts payable of $4.1 million in 2009 compared to $7.8 million in 2008 primarily due to reduced freight vendor payables resulting from the transition of Company owned freight accounts to client owned freight accounts, reductions in accounts receivable of $8.9 million in 2009 compared to $6.7 million in 2008 due to improved collection efforts and a reduction in inventory in 2009 of $741,000 compared to an increase in inventory in 2008 of $223,000. Additionally, non cash expenses for depreciation, which are included in net income, were $2.3 million compared to $2.1 million for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, net cash used in investing activities was $672,000 as compared to $1.4 million in the same period in 2008. The expenditures in both years were made at various facilities with no specific concentration at any location.

During the six months ended June 30, 2009, net cash used in financing activities was $10.1 million compared to $948,000 in the same period of 2008. The $9.1 million increase in cash used in financing activities is due to additional repayments of the obligations outstanding under the Credit Facility in 2009 as compared to 2008. Additionally, the Company incurred $151,000 of loan commitment fees during the six months ended June 30, 2009 as a result of the renewal of the Credit Facility with Wachovia Bank and received $130,000 in proceeds from capital lease financing of computer equipment.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of June 30, 2009 was $25.2 million. In accordance with SFAS No. 142, the Company performed a goodwill valuation in the first quarter of 2009. The valuation supported that the fair value of the reporting unit at January 1, 2009 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances indicate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of June 30, 2009 and December 31, 2008 was approximately $17.2 million and $18.7 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $10.8 million and $12.4 million has been recorded as of June 30, 2009 and December 31, 2008, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the six months ended June 30, 2009, an income tax expense of $1.6 million was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and the disclosures an entity should make regarding events which occur after the balance sheet date. The Company immediately adopted FASB No. 165 which became effective for all interim or annual financial periods ending after June 15, 2009.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below and more fully in “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report. The identified material weakness consists of an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Changes in Internal Control Over Financial Reporting

In April of 2009, the Company hired two staff accountants which resulted in the filling of all positions that had been identified as the understaffing weakness identified above. As described more fully in “Item 9A – Controls and Procedures – Plan for Remediation of Material Weaknesses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we continue to monitor our disclosure and financial reporting control procedures and, during the third quarter of 2009, expect to determine what additional changes are needed to those procedures or if any additional staffing changes are required to remediate the material weakness.

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

INNOTRAC CORPORATION
(Registrant)

Date: August 14, 2009	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)