Form 10-Q
period 2009-09-30
INNOTRAC CORP
filed 2009-11-16
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from  ____ to ___

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

Outstanding at November 6, 2009

Common Stock $.10 par value per share	12,334,804 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

ASSETS	September 30, 2009	December 31, 2008
	(unaudited)

Current assets:
Cash and cash equivalents	$965	$1,056
Accounts receivable (net of allowance for doubtful accounts of $234 at September 30, 2009 and $271 at December 31, 2008)	15,038	25,793
Inventories, net	2,545	1,855
Prepaid expenses and other	1,228	1,262
Total current assets	19,776	29,966

Property and equipment:
Rental equipment	185	207
Computer software and equipment	42,352	41,388
Furniture, fixtures and leasehold improvements	9,080	9,061
	51,617	50,656
Less accumulated depreciation and amortization	(37,726)	(34,814)
	13,891	15,842

Goodwill	25,169	25,169
Other assets, net	1,053	822

Total assets	$59,889	$71,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,564	$9,259
Line of credit	—	10,055
Accrued salaries	1,304	2,111
Accrued expenses and other	2,298	3,142
Total current liabilities	8,166	24,567

Noncurrent liabilities:
Equipment lease payable	434	—
Deferred compensation	652	547
Other noncurrent liabilities	228	206
Deferred income taxes - noncurrent	167	—
Total noncurrent liabilities	1,481	753

Commitments and contingencies (see Note 5)	—	—

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	—	—
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,600,759 shares issued and 12,334,804 shares outstanding	1,260	1,260
Additional paid-in capital	66,505	66,439
Accumulated deficit	(17,523)	(21,220)
Total shareholders’ equity	50,242	46,479

Total liabilities and shareholders’ equity	$59,889	$71,799

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009 and 2008
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Service revenues	$19,402	$25,138
Freight revenues	2,856	6,863
Total revenues	22,258	32,001

Cost of service revenues	8,625	11,532
Freight expense	2,856	6,757
Selling, general and administrative expenses	9,564	11,419
Depreciation and amortization	1,082	1,106
Total operating expenses	22,127	30,814
Operating income	131	1,187

Other expense:
Interest expense	42	358
Total other expense	42	358
Income before income taxes	89	829
Income taxes	167	—

Net (loss) income	$(78)	$829

(Loss) income per share:

Basic	$(0.01)	$0.07

Diluted	$(0.01)	$0.07

Weighted average shares outstanding:

Basic	12,601	12,598

Diluted	12,601	12,620

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009 and 2008
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Service revenues	$68,109	$74,028
Freight revenues	10,515	20,213
Total revenues	78,624	94,241

Cost of service revenues	29,612	34,190
Freight expense	10,401	20,022
Selling, general and administrative expenses	31,142	33,081
Depreciation and amortization	3,398	3,178
Total operating expenses	74,553	90,471
Operating income	4,071	3,770

Other expense:
Interest expense	207	1,084
Total other expense	207	1,084
Income before income taxes	3,864	2,686
Income taxes	167	—

Net income	$3,697	$2,686

Income per share:

Basic	$0.29	$0.21

Diluted	$0.29	$0.21

Weighted average shares outstanding:

Basic	12,601	12,590

Diluted	12,601	12,612

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$3,697	$2,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,398	3,178
Loss on disposal of fixed assets	9	—
Provision for bad debts	41	—
Stock compensation expense-stock options	10	59
Stock compensation expense-restricted stock	56	56
Deferred income taxes	167	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	10,714	3,246
Increase in inventory	(690)	(610)
Decrease (increase) in prepaid expenses and other	69	(101)
Decrease in accounts payable	(4,695)	(6,499)
(Decrease) increase in accrued expenses and other	(1,890)	1,868
Net cash provided by operating activities	10,886	3,883

Cash flows from investing activities:
Capital expenditures	(845)	(2,381)
Net change in noncurrent assets and liabilities	12	51
Net cash used in investing activities	(833)	(2,330)

Cash flows used in financing activities:
Net (repayments) borrowings under line of credit	(10,055)	2,946
Repayment of proceeds from term loan	—	(5,000)
Issuance of stock, net	—	42
Capital lease funding	62	—
Loan commitment fees	(151)	—
Net cash used in financing activities	(10,144)	(2,012)

Net decrease in cash and cash equivalents	(91)	(459)
Cash and cash equivalents, beginning of period	1,056	1,079
Cash and cash equivalents, end of period	$965	$620

Supplemental cash flow disclosures:

Cash paid for interest	$165	$1,012
Non-cash investing and financing activities:
Capital lease obligation for computer equipment purchased	$560	$—

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
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

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2008 and September 30, 2009. For the three months ended September 30, 2009 a deferred tax liability and tax expense of approximately $167,000 associated with the amortization of goodwill was recorded (see Note 4).

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

Stock-Based Compensation Plans. In December 2004, the FASB issued an update to ASC topic No. 718 revising the required accounting for stock-based compensation. ASC topic No. 718 as revised requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted this update to ASC topic No. 718 effective January 1, 2006 using the prospective application method. Under this update, ASC topic No. 718 applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. Under the requirements of the update to ASC topic No. 718 the Company recorded $4,000 and $13,000 in compensation expense on stock options for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, the Company recorded $10,000 and $59,000 in 2009 and 2008, respectively. As of September 30, 2009, approximately $15,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 19 months.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended
	September 30, 2009	September 30, 2008
Risk-free interest rate	3.4%	3.7%
Expected dividend yield	0%	0%
Expected lives	2.2 Years	2.2 Years
Expected volatility	83.8%	76.0%

Fair Value Measurements. Effective January 1, 2008, the Company adopted ASC topic No. 820 for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted ASC topic No. 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis. ASC topic No. 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. There was no impact on the Company’s financial statements upon adoption.

The Company determined the fair values of certain financial instruments based on the fair value hierarchy established in ASC topic No. 820. ASC topic No. 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying value of our debt instrument approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of September 30, 2009, and because of its short term nature. The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

We did not have any assets or liabilities measured at fair value on a recurring basis using quoted market prices in active markets (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period.

In accordance with the provisions of ASC topic No. 350, the Company tests goodwill annually for impairment. The annual impairment test is based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the asset. Upon completion of its analysis for impairment as of January 1, 2009, no impairment was determined to exist at that time.

Subsequent Events. Effective June 30, 2009, the Company adopted ASC topic No. 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC topic No. 855 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and the disclosures an entity should make regarding events which occur after the balance sheet date.

For the purposes of accounting and disclosure requirements, the Company evaluated subsequent events through November 16, 2009, the issuance date of the condensed financial statements, and noted there were no significant events that occurred subsequent to the balance sheet date but prior to issuance that would have a material impact on the condensed financial statements.

2.	FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) which has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012. There was no outstanding balance on September 30, 2009 under the Credit Facility.

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
September 30, 2009 and 2008
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

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $12.6 million at September 30, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at September 30, 2009 amounted to $12.6 million. At September 30, 2009, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $3.1 million. As a result, the Company had $9.5 million of borrowing availability under the Credit Facility at September 30, 2009.

On May 29, 2009, the Company entered into a $758,000 three year financing agreement for the purchase of computer equipment. The lease was recorded as a capital lease at June 30, 2009 with the first installment under the lease due in July 2009.

During the three and nine months ended September 30, 2008, the Company also had a $5.0 million second lien loan outstanding to a finance company (the “Second Lien Credit Agreement”). The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

For the three months ended September 30, 2009, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.64%. The rate of interest being charged on the Credit Facility at September 30, 2009 was 3.50%. For the three months ended September 30, 2008, we recorded interest expense of $53,000 on the Credit Facility at a weighted average interest rate of 4.08% and $195,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0% from July 1, 2008 to September 26, 2008. Our weighted average interest rate for the three months ended September 30, 2009 and 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 3.64% and 9.56% respectively. The Company also incurred unused Credit Facility fees of approximately $18,000 and $5,000 for the three months ended September 30, 2009 and 2008, respectively. Additionally, the Company reported $12,000 and $104,000 of amortized loan costs as interest expense during the three months ended September 30, 2009 and 2008, respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

For the nine months ended September 30, 2009, we recorded interest expense of $92,000 on the revolving credit agreement at a weighted average interest rate of 3.17%. For the nine months ended September 30, 2008, we recorded interest expense of $187,000 at a weighted average rate of 4.51% on the revolving credit agreement and $574,000 on the Second Lien Credit Agreement at a constant rate of 15% for the period. Our weighted average interest rate for the nine months ended September 30, 2008, including amounts borrowed under both the revolving credit agreement and the Second Lien Credit Agreement, was 9.39%. The Company also incurred unused revolving credit facility fees of approximately $41,000 and $14,000 for the nine months ended September 30, 2009 and 2008, respectively. Additionally, the Company reported $62,000 and $312,000 of amortized loan coasts as interest expense during the nine months ended September 30, 2009 and 2008, respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Diluted earnings per share:
Weighted average shares outstanding	12,601	12,598	12,601	12,590

Employee and director stock options	—	22	—	22
Weighted average shares assuming dilution	12,601	12,620	12,601	12,612

Options outstanding to purchase 1.2 million shares of the Company’s common stock for both the three and nine months ended September 30, 2009 and 936,000 shares for the three months ended September 30, 2008 and 1.0 million shares for the nine months ended September 30, 2008 were not included in the computation of diluted EPS because their effect was anti-dilutive. On January 1, 2009 the Company adopted an update to ASC topic No. 260 , which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included the 265,956 restricted shares issued on April 16, 2007 in our calculation of basic and diluted EPS for current and prior periods. These shares, which are not vested, were issued under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of September 30, 2009 and December 31, 2008 was approximately $17.3 million and $18.7 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with tax losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $10.9 million and $12.4 million has been recorded as of September 30, 2009 and December 31, 2008, respectively, after taking into account the gross deferred tax asset noted above and prior goodwill amortization and other items giving rise to a gross deferred tax liability. The result after the valuation allowance is a deferred tax liability and expense of $167,000 associated with the amortization of goodwill for the quarter ended September 30, 2009. Income taxes associated with future taxable earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance, but it is expected that future goodwill amortization will result in additional tax expense for the deferred tax liability resulting thereon. For the three months ended September 30, 2009, a deferred tax benefit of $44,000 was offset by a corresponding increase of the deferred tax asset valuation allowance. For the nine months ended September 30, 2009, a deferred tax expense of $1.5 million, was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued an update to ASC topic No. 740, which clarifies the accounting for uncertainty in tax positions. This update to ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted this update to ASC topic No. 740 effective January 1, 2007. The Company has a gross deferred tax asset of approximately $18.7 million at December 31, 2008, which is estimated to have been reduced by $1.4 million to $17.3 million due to taxable earnings recorded during the nine months ended September 30, 2009. As discussed in Note 6 to the financial statements in the 2008 Form 10-K, the Company had a valuation allowance against the full amount of its deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at September 30, 2009.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of September 30, 2009, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

6.	RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934. The Company promptly conducted an investigation of the matter. IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 4, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006. In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante. The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful. The Company has not recorded any estimated receivable from this settlement. Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund L.P. and Mr. Dadante in margin accounts from selling any of these shares through December 4, 2009. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, L.P. and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

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

During the three months ended September 30, 2009, we completed the shutdown of one of our less automated facilities in Romeoville, Illinois. We recorded a charge in the quarter ended June 30, 2009 which included the cost of that facility’s lease payments and carrying cost through the November 30, 2009 lease term on that building.

On July 5, 2009, the parent company of Smith and Hawken, Ltd. announced its decision to liquidate the operations of Smith and Hawken resulting in the Company ceasing to provide services to Smith and Hawken by a projected date of the end of 2009. One of our two facilities in Hebron, Kentucky is nearly exclusively used to provide fulfillment services for Smith and Hawken. By October 30th, we had substantially stopped providing fulfillment services to Smith and Hawken. We are evaluating existing and new customer opportunities to use that facility. Based on our current expectations regarding the terms of Smith and Hawken’s liquidation plans and wind down of our services for Smith and Hawken, we do not currently project the shut down costs of our operations and the facility, net of recoverable costs from the client, to be material. At September 30, 2009, we had approximately $286,000 of undepreciated long lived assets in the facility which, if opportunities to restart operations are not formalized or the equipment is not moved to another facility, these long lived assets will be reviewed for possible impairment. As new business opportunities to be serviced from that facility are evaluated, we expect to be better able to assess whether any reserve for impairment of long lived asset or future costs related to this event is needed.

As presented in our prior quarterly report on Form 10-Q for the quarter ended June 30, 2009, the combined effect of the second quarter 2009 loss of the DSL fast access portion of AT&T fulfillment and the loss of the clients serviced from the Romeoville, Illinois facility and the loss of Smith and Hawken discussed immediately above is projected to result in a significant reduction in our revenue and operating profit in 2010 unless we identify new business services to replace these lost clients. The combined revenue generated from the AT&T DSL fast access account, the Romeoville, Illinois customers and Smith and Hawken represented approximately $27.1 million or 25.9% of our total service revenue of $104.5 million for the year ended December 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, we disclosed in our prior quarterly report on Form 10-Q for the quarter ended June 30, 2009, that the loss of the Romeoville clients business and partial loss of our AT&T business was expected to and, as reflected in this quarterly report on Form 10-Q for the quarter ended September 30, 2009, has caused a significant reduction in revenues and operating profit during the second half of 2009. In reaction to these events, we have already consolidated the call center operations and identified reductions in facility and general and administrative expenses which have partially offset the reduced profit contribution in future periods. Additionally, we have increased our marketing staffing and expect to increase our business development efforts going forward in an effort to replace these lost accounts. As we continue to review our prospects for new business, we will evaluate on an ongoing basis the carrying value of our long lived assets and goodwill for any possible impairment.

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

Our core service offerings include the following:

Fulfillment Services:
●	sophisticated warehouse management technology 
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management 
●	channel development 
●	zone skipping for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management; and
●	returns management.

Customer Support Services:
●	inbound call center services
●	technical support and order status
●	returns and refunds processing
●	call centers integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat; and
●	intuitive e-mail response.

The Company is primarily focused on five diverse lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Mix – Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line/Vertical	2009	2008	2009	2008
eCommerce / Direct to Consumer	47.3%	34.9%	40.7%	35.2%
Direct Marketing	30.1	34.8	30.0	35.9
Modems	12.3	20.8	18.4	19.2
Telecommunications	7.2	3.9	5.2	3.7
Business-to-Business (“B2B”)	3.1	5.6	5.7	6.0
	100.0%	100.0%	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing. The Company provides a variety of fulfillment and customer support services for a significant number of eCommerce, retail and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Microsoft, Inc., Product Partners and Thane International. We take orders for our retail, eCommerce and direct marketing clients via the Internet, through customer service representatives at our Pueblo call center or through direct electronic transmission from our clients. The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received. Inventory for our retail, eCommerce and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys. Our revenues are sensitive to the number of orders and customer service calls received. Our client contracts do not guarantee volumes.

Telecommunications and Modems. The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry. In spite of a significant contraction and consolidation in this industry in the past several years, the Company continues to provide customer support services and fulfillment of consumer telephones and Digital Subscriber Line Modems (“Modems”) for clients such as AT&T, Inc. and Qwest Communications International, Inc. and their customers. The consolidation in the telecommunications industry resulted in the acquisition of BellSouth by AT&T in December of 2006. On November 6, 2007, AT&T notified us that it intended to transition a portion of its fulfillment business in-house. That transition occurred at the end of the second quarter 2009. As a result, without new business in this vertical, our telecommunications and modems verticals are projected to represent a reduced percentage of our total revenues in the future.

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

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2009 and 2008. The data has been prepared on the same basis as the annual financial statements. In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service revenues	87.2%	78.6%	86.6%	78.6%
Freight revenues	12.8	21.4	13.4	21.4
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	38.7	36.0	37.7	36.3
Cost of freight expense	12.8	21.1	13.2	21.2
Selling, general and administrative expenses	43.0	35.7	39.6	35.1
Depreciation and amortization	4.9	3.5	4.3	3.4
Operating income	0.6	3.7	5.2	4.0
Other expense, net	(0.2)	(1.1)	(0.3)	(1.1)
Income before income taxes	0.4	2.6	4.9	2.9
Income taxes	(0.8)	—	(0.2)	—
Net (loss) income	(0.4)%	2.6%	4.7%	2.9%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Service Revenues. Net service revenues decreased 22.8% to $19.4 million for the three months ended September 30, 2009 from $25.1 million for the three months ended September 30, 2008. This decrease was attributable to a $3.7 million decrease in revenue from our DSL-Modem clients due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment as previously discussed, a $1.1 million decrease in revenue from our direct marketing clients resulting from reduced volumes, a $1.0 million reduction in revenue from our B2B clients due to both the loss of clients that were being fulfilled from our Romeoville, Illinois facility and reduced volumes from existing clients and a $206,000 decrease in revenue from our eCommerce vertical resulting from a reduction in volumes. These decreases were offset by a $336,000 increase in revenue from our telecom vertical due to an increase in volumes.

Freight Revenues. The Company’s freight revenues decreased 58.4% to $2.9 million for the three months ended September 30, 2009 from $6.9 million for the three months ended September 30, 2008. The $4.0 million decrease in freight revenues is primarily attributable to a combination of the transition of Company owned freight accounts to client owned freight accounts and the reduction in volumes from our direct marketing clients. Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues. Cost of service revenues decreased 25.2% to $8.6 million for the three months ended September 30, 2009, compared to $11.5 million for the three months ended September 30, 2008. The cost of service revenue decrease was primarily due to the reduction in service revenues explained above combined with a decrease in labor costs associated with the combined effect of a decreased use of higher cost temporary labor services and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes. Cost of service revenues as a percent of service revenues decreased slightly by 1.4% to 44.5% from 45.9% for the three months ended September 30, 2009 and 2008 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freight Expense. The Company’s freight expense decreased 57.7% to $2.9 million for the three months ended September 30, 2009 compared to $6.9 million for the three months ended September 30, 2008 due to the decrease in freight revenue for the reasons discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the three months ended September 30, 2009 decreased to $9.6 million, or 43.0% of total revenues, compared to $11.4 million, or 35.7% of total revenues, for the same period in 2008. The increase in S,G&A expenses as a percentage of revenue in 2009 as compared to 2008 was primarily attributable to the decrease in revenues explained above. S,G&A expenses as a percentage of service revenue increased by 3.9% to 49.3% for the three months ended September 30, 2009 compared to 45.4% for the three months ended September 30, 2008. The decrease in S,G&A expenses primarily resulted from a $465,000 reduction in facility and equipment maintenance costs resulting from adjusting these costs to changes in client volumes combined with the offset of third quarter 2009 expenses totaling $295,000 related to the closing of the Romeoville facility against the reserve recorded at June 30, 2009, a $308,000 decrease in fulfillment and account management costs resulting from reductions in salaries due to the loss of clients discussed above, onetime legal costs of $296,000 incurred in 2008 related to a terminated merger agreement and a $215,000 reduction in worker’s compensation insurance expense due to the adjustment of experience rates.

Interest Expense. Interest expense for the three months ended September 30, 2009 and 2008 was $42,000 and $358,000, respectively. The decrease was related to the September 26, 2008 repayment of the $5.0 million term loan which was outstanding in the third quarter of 2008 and a reduction in draws against the Credit Facility in 2009.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2009 and 2008 was 188% and 0% respectively. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with income for the three months ended September 30, 2009 and 2008 were offset by a corresponding decrease of the valuation allowance and tax expense of $167,000 for the three months ended September 30, 2009 related to the difference between financial and tax reporting of goodwill amortization was recorded, resulting in an effective tax rate of 188% and 0% for the three months ended September 30, 2009 and 2008 respectively.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Service revenues. Net service revenues decreased 8.0% to $68.1 million for the nine months ended September 30, 2009 from $74.0 million for the nine months ended September 30, 2008. This decrease was attributable to a $3.5 million decrease in revenue from our DSL-Modem clients primarily due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment as previously discussed, a $1.9 million decrease in revenue from our direct marketing clients resulting from decreased volume from existing clients and the loss of a client and a $1.6 million reduction in revenue from our B2B clients due to the loss of clients that were being fulfilled from our Romeoville, Illinois facility. These decreases were offset by a $513,000 increase in revenue from our eCommerce vertical resulting from increased volume from existing clients and a $554,000 increase in revenues from our telecom vertical resulting from an increase in volumes.

Freight Revenues. The Company’s freight revenues decreased 48.0% to $10.5 million for the nine months ended September 30, 2009 from $20.2 million for the nine months ended September 30, 2008. The decrease in freight revenues of $9.7 million is primarily attributable to a combination of the transition of Company owned freight accounts to client owned freight accounts and the reduction in volumes from our direct marketing clients. Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues decreased 13.4% to $29.6 million for the nine months ended September 30, 2009, compared to $34.2 million for the nine months ended September 30, 2008. The cost of service revenue decrease was due to a decrease in labor costs resulting from both reduced use of temporary labor services and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes and fulfillment equipment installed during 2008 and the reduction in third quarter service revenues explained above. As a result of the improvement in labor costs, the cost of service revenues as a percent of service revenues decreased by 2.7% to 43.5% from 46.2% for the nine months ended September 30, 2009 and 2008 respectively.

Freight Expense. The Company’s freight expense decreased 48.1% to $10.4 million for the nine months ended September 30, 2009 compared to $20.0 million for the nine months ended September 30, 2008 due to the decrease in freight revenue for the reason discussed above.

Selling, General and Administrative Expenses. S,G&A expenses for the nine months ended September 30, 2009 decreased to $31.1 million, or 39.6% of total revenues, compared to $33.1 million, or 35.1% of total revenues, for the same period in 2008. The increase in S,G&A expenses as a percentage of revenue in 2009 as compared to 2008 was primarily attributable to the decrease in freight revenue. S,G&A expenses as a percentage of service revenue increased slightly by 1.0% to 45.7% for the nine months ended September 30, 2009 compared to 44.7% for the nine months ended September 30, 2008. In June 2009, a $579,000 reserve was recorded for the costs associated with the Romeoville facility that will be closed at the termination of the Romeoville lease in November 2009 and employee severance costs associated with the transition of a portion of the AT&T fulfillment business to in-house fulfillment. Romeoville facility costs of approximately $295,000 incurred in the third quarter 2009 were offset against the reserve. The $2.0 million reduction in S,G&A expenses mainly resulted from a $759,000 reduction in facility management, equipment maintenance and account management costs made to respond to reductions in revenue discussed above, onetime legal costs of $406,000 incurred in 2008 related to a terminated merger agreement, reduced sales commission expense of $235,000 related to client accounts no longer eligible for sales commission and $197,000 in reduced travel costs.

Interest Expense. Interest expense for the nine months ended September 30, 2009 and September 30, 2008 was $207,000 and $1.1 million, respectively. The decrease was related to the interest and amortization of loan costs for the loans outstanding under the $5.0 million term loan which was outstanding during the nine months ended September 30, 2008 before being repaid on September 26, 2008 and a reduction in draws against the Credit Facility in 2009.

Income Taxes. The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was 4.3% and 0% respectively. At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years. Income taxes associated with income for the nine months ended September 30, 2009 and 2008 were offset by a corresponding decrease of the valuation allowance and tax expense of $167,000 related to the difference between financial and tax reporting of goodwill amortization was recorded resulting in an effective tax rate of 4.3% and 0% for the nine months ended September 30, 2009 and 2008 respectively.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) which has a maximum borrowing limit of $15.0 million. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012. There was no outstanding balance on September 30, 2009 under the Credit Facility.

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

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $12.6 million at September 30, 2009. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at September 30, 2009 amounted to $12.6 million. At September 30, 2009, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $3.1 million. As a result, the Company had $9.5 million of borrowing availability under the Credit Facility at September 30, 2009.

During the three months ended September 30, 2008, the Company also had a $5.0 million second lien loan outstanding to a finance company (the “Second Lien Credit Agreement”). The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding. The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007. The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2009, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.64%. The rate of interest being charged on the Credit Facility at September 30, 2009 was 3.50%. For the three months ended September 30, 2008, we recorded interest expense of $53,000 on the Credit Facility at a weighted average interest rate of 4.08% and $195,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0 % for the period. Our weighted average interest rate for the three months ended September 30, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 9.56%. The Company also incurred unused Credit Facility fees of approximately $18,000 and $5,000 for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, we recorded interest expense of $92,000 on the Credit Facility at a weighted average interest rate of 3.17%. For the nine months ended September 30, 2008, we recorded interest expense of $187,000 on the Credit Facility at a weighted average interest rate of 4.51% and $574,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0%. Our weighted average interest rate for the nine months ended September 30, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 9.39%. At September 30, 2009, the rate of interest being charged on the Credit Facility was 3.50%.

For the nine months ended September 30, 2009, compared to the same nine month period in 2008, the Company had an improvement of $7.0 million in cash generated from operations to $10.9 million in 2009 from $3.9 million in 2008. The $7.0 million improvement for the nine months ended September 30, 2009 from the same period ended 2008 was mostly due to the combined result of generating a net profit of $3.7 million in 2009 compared to a net profit of $2.7 million in 2008 and the net effect of all working capital accounts providing $3.5 million of cash during the nine months ended September 30, 2009 compared with the net effect of all working capital accounts using $2.1 million of cash during the nine months ended September 30, 2008. The changes in working capital accounts for the nine months ended September 30, 2009 and 2008 resulted mainly from the combined effect of reductions in accounts receivable of $10.7 million in 2009 compared to $3.2 million in 2008 due to both improved collection efforts and lower revenues and reductions in accounts payable of $4.7 million in 2009 compared to $6.5 million in 2008 primarily due to reduced freight vendor payables impacted by reduced freight revenues and offset by a $1.9 decrease in accrued expenses in 2009 compared to a $1.9 increase in accrued expenses in 2008 resulting from a $920,000 decrease in accrued labor costs in 2009 compared to a $681,000 increase in accrued labor costs in 2008 and a $587,000 decrease in accrued freight expense in 2008 compared to a $1.1 million increase in accrued freight expense in 2008. Additionally, non cash expenses for depreciation, which are included in net income, were $3.4 million compared to $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, net cash used in investing activities was $833,000 as compared to $2.3 million in the same period in 2008. The expenditures in 2009 have been made in various facilities to improve operating efficiency or replace equipment as needed.

During the nine months ended September 30, 2009, net cash used in financing activities was $10.1 million compared to $2.0 million in the same period of 2008. The $8.1 million increase in cash used in financing activities is due to $10.1 million of repayments of the obligations outstanding under the Credit Facility in 2009 as compared to 2008 financing activities which included $2.9 million of borrowings under the Credit Facility net of repayment of the $5.0 million term loan in September of 2008.

The Company estimates that its cash and financing needs through the next twelve months will be met by cash flows from operations and availability under its Credit Facility.

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

Goodwill and Other Acquired Intangibles. The Company accounts for goodwill and other intangible assets in accordance with ASC topic No. 350. Under ASC topic No. 350, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Innotrac’s goodwill carrying amount as of September 30, 2009 was $25.2 million. In accordance with ASC topic No. 350, the Company performed a goodwill valuation in the first quarter of 2009. The valuation supported that the fair value of the reporting unit at January 1, 2009 exceeded the carrying amount of the net assets, including goodwill, and thus no impairment was determined to exist. The Company performs this impairment test annually as of January 1 or sooner if circumstances dictate.

Accounting for Income Taxes. Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of September 30, 2009 and December 31, 2008 was approximately $17.3 million and $18.7 million, respectively. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006. Innotrac has a net operating loss carryforward of $48.3 million at December 31, 2008 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $10.9 million and $12.4 million has been recorded as of September 30, 2009 and December 31, 2008, respectively. Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance. For the nine months ended September 30, 2009, an deferred tax expense of $1.5 million was offset by a corresponding decrease of the deferred tax asset valuation allowance. When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC topic No. 820 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC topic No. 820 was effective for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis for fiscal years beginning after November 15, 2007, with earlier application encouraged. There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

ASC topic No 820 does not apply to leasing transactions. Subsequent to the original issuance of ASC topic No. 820, the FASB identified the effective date of the application of ASC topic No. 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis to fiscal years beginning after November 15, 2008. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In February 2007, the FASB issued ASC topic No. 825. This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. ASC topic No. 825 includes provisions that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

In December 2007, the FASB issued change to ASC topic No. 805. This revised standard became effective for fiscal years beginning after December 15, 2008 and changes the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and the rules for capitalization of costs of acquisition. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In December 2007, the FASB issued ASC topic No. 810. This standard became effective for fiscal years beginning after December 15, 2008 and applies to reporting requirements for minority interest ownership. There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In June 2008, the FASB issued an update to ASC topic No. 260 which requires all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be included in the number of shares outstanding in basic and diluted EPS calculations. ASC topic No. 260, as it relates to unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, became effective on January 1, 2009. As a result, our 265,956 restricted shares which are unvested but carry a non-forfeitable right to cash dividends have been included in our earnings per share calculations for all comparable periods presented in our financial statements. The dollar amount of earnings for all periods was not affected by this new reporting standard.

In May 2009, the FASB issued ASC topic No. 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC topic No. 855 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and the disclosures an entity should make regarding events which occur after the balance sheet date. The Company immediately adopted ASC topic No. 855 which became effective for all interim or annual financial periods ending after June 15, 2009.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below and more fully in “Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report. The identified material weakness consists of an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Changes in Internal Control Over Financial Reporting

In April of 2009, the Company hired two staff accountants which resulted in the filling of all positions that had been identified as the understaffing weakness identified above. As described more fully in “Item 9A – Controls and Procedures – Plan for Remediation of Material Weaknesses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we continue to monitor our disclosure and financial reporting control procedures. During the third quarter of 2009 and continuing in the 4th quarter of 2009, we are testing and monitoring our internal financial and reporting controls to determine what additional changes are needed to those procedures or if any additional staffing changes are required to remediate the material weakness.

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

INNOTRAC CORPORATION
(Registrant)

Date: November 16, 2009	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)