Form 10-K
period 2009-12-31
INNOTRAC CORP
filed 2010-03-31
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-23741

INNOTRAC CORPORATION
(Exact name of Registrant as specified in its charter)

Georgia	58-1592285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6465 East Johns Crossing, Johns Creek, Georgia 30097
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
Yes    ☒             No    ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☐             No   ☐

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

Yes    ☐             No    ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter was $4,366,543 based on the closing sale price of the Common Stock as reported by the Nasdaq Global Market on such date.  See Item 12.

At March 22, 2010, there were 12,334,804 shares of Common Stock, par value $0.10 per share, outstanding, not including 265,956 restricted shares, which are issued but not outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2009.

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

Innotrac’s core competencies include:

●	Fulfillment Services:

●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management
●	returns management

●	Customer Support Services:

●	inbound call center services
●	technical support and order status
●	returns and refunds processing
●	call center integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat
●	intuitive e-mail response

The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Porsche Cars North America, Inc., Product Partners and Thane International.  We take orders for our retail, eCommerce and direct marketing clients via the internet, through customer service representatives at our Pueblo, Colorado call center or through direct electronic transmissions from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country, and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received.  Inventory is held on a consignment basis, with certain exceptions, and includes items such as clothing, brand name promotional accessories, books, outdoor furniture, electronics, small appliances, home accessories, sporting goods and toys.

The following table sets forth the percentage of service revenues generated by the Company’s various customer business verticals during 2009 and 2008.  The service offerings for a particular client changed in 2009 from 2008 resulting in that client’s revenue to move from the Direct Marketing vertical to the eCommerce/Direct to Consumer vertical.  As a result, 5% of 2008 revenues from the Direct Marketing vertical were reallocated to the eCommerce/Direct to Consumer vertical:

	2009	2008
eCommerce/Direct to Consumer	47.5%	43.2%
Direct Marketing	25.3	28.5
Modems and Telecommunications products	22.2	22.0
B2B	5.0	6.3
	100.0%	100.0%

The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in the telecommunications industry has precipitated a concentration of service providers to the industry.  Due to this consolidation, and as previously disclosed in our 2009 quarterly reports, AT&T decided to use an in-house fulfillment provider for distribution of Digital Subscriber Line Modems (“Modems”) which resulted in the Company discontinuing those services for AT&T in June of 2009.  Following the loss of the AT&T Modems business, revenues generated from our traditional service fees to the total Modems and Telecommunications product category is expected to fall to approximately 15% of total service revenues in 2010.  We continue to review opportunities to provide services to the Telecommunications industry and expect to begin a new product offering in the second quarter of 2010 under a licensing agreement with AT&T to sell land line telephones to end consumers.  If that program begins as projected, our 2010 total reported revenues will include sales of product as well as fees for services.

The Company also provides these services for business-to-business (“B2B”) clients including NAPA, The Walt Disney Company, and Spanx.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Columbus, Ohio and two facilities in Hebron, Kentucky, we offer a national footprint to our customers.  We are committed to deeper penetration within our existing business lines and continued diversification of our client base.  Our long-term goal is to have our business mix spread across a higher number of clients in diverse industries to provide stability during difficult economic periods and avoid the risks associated with high individual account concentration. We will continue to seek new clients and may open additional facilities as needed to service our customers’ business needs.

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

Our operating locations have earned ISO 9001:2000 certification as follows: Atlanta in 2002, our first Hebron, Kentucky location in 2003, Pueblo in 2004, Chicago in 2005, Reno in 2006, our second Hebron, Kentucky location in 2008, and our Columbus location in 2009. In October of 2009, we moved our Atlanta fulfillment facility to a different suburb of Atlanta and project that the new facility will be certified in late 2010.  We are dedicated to providing quality service to our clients at every step in the fulfillment process.  To ensure order accuracy, shipment inspection and system driven validation are performed to verify the contents exactly match the order prior to shipment.  In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order.  Our 2009 order accuracy rate exceeded 99.8%.

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

Product Consignment and Warehousing.  For substantially all of our clients, we warehouse products on a consignment basis and fulfill orders on behalf of our customers for a fee.   In certain cases we may purchase and own inventory, but on a significantly reduced risk basis as a result of client guarantees and contractual indemnifications.  If we begin the new product offering of selling land line telephones during 2010 as described above, we would begin to have normal inventory obsolescence and distributor related product risk.

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

We utilize three primary warehouse management systems depending on our business line and our locations.  We utilize PKMS warehouse management systems, Optum, and an internally-developed customized order management system (“OMS”) for clients at our various facilities.  PKMS is an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping.  PKMS provides efficiencies in inventory management, outbound distribution and task management. Optum warehouse management system is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers.  OMS is fully integrated with a customized warehouse management solution and includes front-end customer relationship management capabilities, which we believe is suitable for direct marketing clients.

We believe that our use of different systems for different types of clients and products allows us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions.  The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2009 was supporting a capacity of approximately 450 representatives.  Additionally, the ACD system is integrated with workforce management software designed to enable management to staff and supervise the call center based on call length and call volume.  Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to our seven fulfillment centers’ order management systems where it is processed.  Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2010, we had approximately 1,200 full-time employees supported by temporary staff on an as-needed basis.  Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.  Currently, we are not a party to any collective bargaining agreements.  None of our employees are unionized.

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

Outbound teleservices are regulated by the rules of the FCC and the FTC under the Federal Telephone Consumer Protection Act of 1991, as amended (TCPA), the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, as amended (FTCFAP), respectively, and by various state regulations regarding telephone solicitations.  In a July 2003 Report and Order, the FCC amended its rules implementing the TCPA, providing for:  (1) restrictions on calls made by automatic dialing and announcing devises; (2) limitations on the use of predictive dialers of outbound calls; (3) institution of a national “do-not-call” registry in conjunction with the FTC; (4) guidelines on maintaining an internal “do-not-call” list and honoring “do-not-call” requests; and (5) requirements for telephone solicitors to transmit Caller ID information.  The FTC’s Telemarketing Sales Rule (TSR) was issued pursuant to the FTCFAP to prevent deceptive and abusive telemarketing acts and practices.  Recent amendments to the TSR include:  (1) subjecting certain inbound calls to additional disclosure requirements; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) application of the TSR to charitable solicitations; (4) institution of a national “do-not-call” registry; and (5) limitations on the use of predictive dialers for outbound calls.  We believe that we are in compliance with these federal statutes and the FCC and FTC rules there-under and the various state regulations and that we would operate in compliance with those rules and regulations if we were to engage in outbound teleservice operations in the future.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements concern the Company’s operations, performance and financial condition, including, in particular, whether Innotrac will succeed in growing its existing client base, developing new business and reducing operating costs following the loss of several customer accounts during the latter part of 2009 so as to significantly offset the adverse financial impact of that loss, among other things.  They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties.  Many of these uncertainties are beyond Innotrac’s control.  Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A “Risk Factors.”  Those are representative of factors that could affect the outcome of the forward-looking statements.  These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.  The Company qualifies as a “smaller reporting company” under Regulatory Relief Release 33-8876 which became effective February 4, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	52	Chairman of the Board, President and Chief Executive Officer

Larry C. Hanger	55	Senior Vice President—Client Services

Robert J. Toner	46	Senior Vice President—Chief Operating Officer

James R. McMurphy	50	Senior Vice President—Information Technology

George M. Hare	54	Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

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

Mr. Toner joined Innotrac in June 2001 and currently serves as Senior Vice President—Chief Operating Officer. He held the position of Senior Vice President—Logistics from June 2001until February 2010.  Prior to joining Innotrac, Mr. Toner developed 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Subsequent to McMaster-Carr, Mr. Toner was the General Manager for East Coast Operations for Webvan Group Inc., an Internet retailer.

Mr. McMurphy joined Innotrac in April 2003 and currently serves as Senior Vice President—Information Technology and Chief Information Officer and he held the position of Vice President—Information Technology and Chief Information Officer from April 2003 to March 2006.  Prior to joining Innotrac, Mr. McMurphy was with Capital One Financial Corporation, a leading credit card issuer and consumer lender,  from March 2002 to April 2003, where he served as Chief Information Officer for one of its divisions.  Prior to Capital One, from December 1996 through December 2001, he was Chief Information Officer for Pleasant Company, a division of Mattel Toys and makers of American Girl Dolls.  In addition, prior to Mattel Toys, he served as a consultant for Price Waterhouse LLP (now PricewaterhouseCoopers LLP).

Mr. Hare joined Innotrac in May 2007 and currently serves as Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary.  Prior to joining the Company, Mr. Hare served from December 2005 to February 2007 as Chief Financial Officer of Devcon International, Corp. (“Devcon”), a $100 million annual revenue, publicly-traded security monitoring and construction company.  Prior to joining Devcon, Mr. Hare was Senior Vice President and Chief Financial Officer of CareCentric, Inc. (“CareCentric”), a publicly-traded company listed on NASDAQ until September of 2003, after which date CareCentric ceased to be publicly-traded.  Prior to joining CareCentric in April 2002, Mr. Hare was a Partner with Tatum CFO Partners, LLP (“Tatum”).  Prior to Tatum, he was a Vice President of ADT Security Systems, Inc., where he held various executive positions, including Managing Director responsible for ADT’s Australia New Zealand operations, which employed 1,800 employees at 30 locations.  He has previously held the position of Corporate Director – Financial Planning Analysis for Campbell Soup Company, a NYSE company.

ITEM 1A.  RISK FACTORS

We have a large investment in fulfillment and computer technology equipment as well as long term building leases.  A severe or prolonged economic downturn affecting our customers’ unit volume sales could negatively impact our operating results.

The overall economy experienced a downturn in the later part of 2008, which continued throughout 2009.  Economic forecasts have not resulted in a consensus of when the downturn will subside or if it will during 2010.  Innotrac provides sufficient capacity in its fulfillment operations and electronic data processing systems to support growth in our customers’ business and service those customers during seasonal volume increases.  The investment in that capacity can result in an underutilization in our invested assets during a significant or prolonged economic downturn.  Furthermore, we lease our buildings with lease terms long enough to secure competitive lease rates, but which expose us to the term of the real property leases limiting our flexibility to reduce fixed capacity for periods of economic downturns.  We service varied client business lines and industry verticals which provide some level of protection for such downturns.  However, a prolonged or significant multi-vertical downturn could adversely affect our future results.  The current economic situation is affecting all of our customers’ business verticals resulting in same quarter 2009 volumes to be below 2008 quarterly volumes for most of our clients.  Our ability to achieve improved operating results will be partially effected by the length of continued severity of the current economic downturn.

We rely on a small number of large clients.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, or if we experience unanticipated costs implementing systems and ramping up our services for new clients, our business could be adversely affected.

Innotrac focuses on developing long-term contractual relationships with large corporations.  A relatively small number of our clients account for a significant portion of our revenues.  Our ten largest clients accounted for 76.7% of our revenue in 2009.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected.  Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits.  During 2009, five of our largest clients were either materially affected by the economy or were lost due to i) decisions by our client to exit the business entirely or ii) in one case to competition, resulting in an approximate 23% loss in service revenue recorded in 2009 from existing clients.  Although we believe growth of our existing client base, improvement in the economic climate and continued cost reduction efforts will partially offset the financial impact of this reduced revenue, our future operating results will rely heavily on our ability to sell new business.  Such projected new business may not develop and the future loss of any other large account could adversely affect our future results.

Noncompliance with any of the covenants under our revolving credit agreement would allow our lender to declare any outstanding amounts to be immediately due and payable.

Our revolving line of credit agreement contains financial, change of ownership control and other restrictive covenants.  Noncompliance with any of the covenants would allow the lender to declare any outstanding borrowed amounts to be immediately due and payable.  From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender.  We were in compliance with the fixed charge coverage ratio covenant and other reporting requirements of the credit agreement as of December 31, 2009 and March 31, 2010.  Based on our projections of 2010 operating performance, we have begun negotiations with our bank to amend the credit agreement to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to avoid projected future noncompliance with certain of the facilities’ financial covenants.  Although we expect to agree on satisfactory terms for the amendment with the bank, failure to successfully obtain an amendment or comply with the covenants of the credit agreement in the future could negatively affect our credit ratings or impair our ability to finance our operations which could have a material adverse effect on our financial performance and condition.

Our written contracts generally do not guarantee specific volume levels and can usually be terminated on little notice.

Although we have written agreements with most of our clients, our agreements generally do not assure specific volume or revenue levels.  In addition, some agreements provide for termination for any reason on short notice.  Furthermore, we are contractually bound to our facility leases until their terms expire.  If a client terminates its contract suddenly, we may still have obligations under our leases.

Our business model requires investment in information systems and logistics equipment designed to service the needs of our clients.  In some cases this investment is designed for use in concentrated industry types such as direct response or ecommerce and catalogue distribution.

The overall economy experienced a downturn in the later part of 2008 which downturn continued though out 2009.  If that downturn in the overall economy increases significantly or becomes concentrated in either of our direct response or ecommerce customer verticals, we could experience an underutilization of already invested facilities and technology specifically designed to meet the needs of those customer verticals.  Although we believe servicing multiple types of industries offers stability to our overall revenue generation and utilization of our total operational infrastructure, a significant downturn affecting either of these two specific customer verticals could adversely affect our operating results and require material new investment to reconfigure certain of our operating systems and logistics operations.

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

As of December 31, 2009, Innotrac officers and directors owned approximately 46.8% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and its affiliates held approximately 34.3%.  These ownership positions have resulted in a lack of liquidity in our common stock.  Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 34.3% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through at least June 2, 2010. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.  This concern is ameliorated to some degree by the continuing prohibition by the Federal Court on sales of our shares by financial institutions that hold the shares in margin accounts.  The Federal Court has extended this prohibition on several occasions, most recently to June 2, 2010, while we and the receiver pursue the sale of these shares in a manner that would not disrupt the market for our common stock.  If the Federal Court were to not extend this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

Failure to satisfy Nasdaq Global Market listing requirements may result in our common stock being removed from listing on the Nasdaq Global Market.

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “INOC”. For continued inclusion on the Nasdaq Global Market, we must generally maintain, among other requirements, a minimum market value of publicly held shares of $5 million. The definition of publicly held shares, which excludes shares owned by officers, directors or beneficial owners owning 10% or more of the total outstanding shares of a company, includes only approximately 19% of Innotrac’s Common Stock. On January 4, 2010, Nasdaq informed us that our Common Stock was not in compliance with the minimum market value of publicly held shares requirement. To regain compliance, the Company must have 10 consecutive business days before July 6, 2010 during which days the minimum market value of publicly held shares exceeds $5 million.

If the Company is unable to regain compliance with this continued listing standard, it may apply for a transfer of its securities to the Nasdaq Capital Market, which has a minimum value of publicly held shares requirement of $1 million. If the Company is unable to regain compliance or transfer its securities to the NASDAQ Capital Market, the Company’s securities will be delisted from the Nasdaq.  If the Company is delisted, the Company’s stock could be traded on the Pink Sheets or OTC Bulletin Board (“OTCBB”) quotation services. If our Common Stock is delisted from Nasdaq, broker-dealers may be less willing or able to sell or make a market in our Common Stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our Common Stock. Removal of our Common Stock from listing on the Nasdaq Global Market may also make it more difficult for us to raise capital through the sale of our securities.

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

ITEM 2. PROPERTIES

Currently, the Company leases all of its facilities.  In October 2009, the Company moved its corporate headquarters to leased office space in Johns Creek, Georgia, a suburb of Atlanta.  The office lease includes 25,000 square feet and expires on March 31, 2015.

In addition to a new corporate headquarters in Johns Creek, Innotrac also entered into a lease for 115,000 square feet of warehouse and fulfillment center space located in Lawrenceville, Georgia. The facility can be expanded to 200,000 square feet with the lease expiring on January 31, 2013.

In June 1999, we entered into a lease for a facility in Pueblo, Colorado with an initial term of five years with two five-year renewal options.  In June 2004, we exercised the first renewal option to extend the lease for five years with an expiration date of September 30, 2009.  In October 2009 we extended the lease for five years with an expiration date of November 30, 2014.  The facility provides approximately 87,000 square feet of floor space.  Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space.  This call center supports 450 workstations of which we utilized over 250 during seasonal activity in November and December 2009.  It currently operates from 5:00 am MT to 11:00 pm MT seven days per week.  The remaining 40,000 square feet are used for fulfillment services.

We operate a facility in Reno, Nevada that consists of over 280,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and space to support a 200 workstation call center.  On February 13, 2009, we announced that we would be discontinuing the call center activity in the Reno facility and consolidating it into the Pueblo, Colorado facility.   During the three months ended June 30, 2009, we completed the shut down and consolidation of our Reno, Nevada call center operation into our existing call center in Pueblo, Colorado.  Additionally, we renegotiated the Reno facility lease agreement to reduce the square footage of the fulfillment center to approximately 193,000, with an initial lease term expiring on December 31, 2012, maintain use of the 15,000 square feet of administrative space and control a first right of refusal on the 72,000 square feet of space no longer leased under the amendment.

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

We operate a facility in Hebron, Kentucky that initially consisted of approximately 396,000 square feet of fulfillment and warehouse space.  Until October 2009, the facility was used primarily for a single client, Smith & Hawken Ltd..  On July 5, 2009, the parent company of Smith and Hawken, Ltd. announced its decision to liquidate the operations of Smith & Hawken Ltd. resulting in the Company ceasing to provide services to Smith & Hawken Ltd. in October 2009.  We have since added one new customer and provided a more cost effective multiple fulfillment site solution for another customer by splitting the existing customer’s orders between this facility and our Reno facility.  In December 2009, we renegotiated the lease for the building to reduce the square footage from 396,000 to 198,000, with an option to expand as customer needs dictate.

In December 2005, we entered into a multiple year lease of a new building with an expiration date of June 30, 2011 for a second facility in Hebron, Kentucky.  This facility provides approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations, which began in the second quarter of 2006.

At the beginning of 2009, we operated a facility in Romeoville, Illinois which consisted of approximately 255,561 square feet of fulfillment and warehouse space.  The Romeoville facility was closed during the third quarter of 2009 due to loss of clients serviced from Romeoville.  We recorded a $474,000 charge in the quarter ended June 30, 2009, which included the cost of that facility’s lease payments and carrying costs through the November 30, 2009 lease term on the building.

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

On February 5, 2010, an individual filed a complaint in the federal court of the Northern District of Alabama on behalf of himself and individuals similarly situated against AT&T, Inc. and Innotrac Corp.  The complaint alleges among other items that AT&T and the Company conspired to sell product in a manner which had not been authorized by the individual.  The Company believes that the claims enumerated against the Company are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “INOC”. On January 4, 2010, the Company received a letter from The NASDAQ Stock Market providing notice that, for 30 consecutive business days, the Company’s common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(b)(1)(c). The Company issued a press release on January 7, 2010 disclosing the notice from the NASDAQ.  Under an additional notice dated February 5, 2010 the NASDAQ provided an extension until July 6, 2010 to achieve the $5.0 million MVPHS requirement.

Under NASDAQ rules, the definition of publicly held shares excludes shares owned by officers, directors or beneficial owners owning 10% or more of the total outstanding shares of a company.  Approximately 19% of Innotrac’s common stock is included in the publicly held share category; Scott Dorfman, Chairman and CEO owns approximately 44%, IPOF approximately 35% and other officers and directors approximately 2%.  The 19% public float shares are approximately 2.4 million shares of the Company’s total outstanding shares of 12.6 million.

Under the extension dated February 5, 2010, the Company must have 10 consecutive business days before July 6, 2010 during which days the MVPHS of the Company’s approximate 2.4 million shares considered as publicly held exceed $5.0 million.  On February 11, 2010, the Company issued a press release disclosing the extension to cure the deficiency under the NASDAQ Market Cap listing requirement.  If the Company does not regain compliance by July 6, 2010, it may apply for a transfer of its securities to the NASDAQ Capital Market, which has a MVPHS requirement of $1 million.

If the Company is unable to regain compliance with this continued listing standard or transfer its securities to the NASDAQ Capital Market, the Company’s securities will be delisted from the NASDAQ.  At that time, the Company may appeal the delisting determination to a Listings Qualifications Panel.  In the event the Company was delisted, the Company’s stock could be traded on the Pink Sheets or OTC Bulletin Board (“OTCBB”) quotation services. A listing on the NASDAQ Capital Market, as well as trading on the Pink Sheets or the OTCBB, requires support by market makers and no assurance can be provided that market makers currently making a market in the Company’s common stock will continue to do so.

This notification has no effect on the listing of the Company’s securities at this time.  If the Company does not regain compliance by July 6, 2010, it may apply for a transfer of its securities to the NASDAQ Capital Market, which has a MVPHS requirement of $1 million.  As of March 22, 2010, the Company’s MVPHS was approximately $3.8 million. The Company believes that at this time it would be able to achieve compliance with the listing criteria of the NASDAQ Capital Market, although there can be no assurance that this would continue to be the case.

	High	Low
2009
First Quarter	$2.22	$0.51
Second Quarter	$2.43	$0.75
Third Quarter	$3.74	$1.50
Fourth Quarter	$3.20	$1.35
Fiscal Year Ended December 31, 2009	$3.74	$0.51
2008
First Quarter	$4.11	$2.71
Second Quarter	$4.25	$2.72
Third Quarter	$4.35	$2.42
Fourth Quarter	$4.29	$1.53
Fiscal Year Ended December 31, 2008	$4.35	$1.53

The approximate number of holders of record of Common Stock as of March 22, 2010 was 59.  The approximate number of beneficial holders of our Common Stock as of that date was approximately 800.

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

EQUITY COMPENSATION PLANS

The following table sets forth aggregate information as of December 31, 2009 about all Innotrac compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.  The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	1,198,233	$4.43	655,894
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

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

Overview

Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands. The Company employs sophisticated order processing and warehouse management technology and operates seven fulfillment centers and one call center in seven cities spanning all time zones across the continental United States.

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical.  Today, the Company primarily serves four lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years.  We classify those industry verticals as i) eCommerce and Retail, ii) Direct Marketing, iii) Business to Business, and iv)Telecommunication Products and Modems.  As a result of consolidation in both the end service provider and product supplier levels in the telecommunications industry, the Company will be adjusting its service offering to this vertical in 2010.  During the second quarter of 2010, we expect to launch a full channel support product and service offering for the purchase, sale and distribution of land line telephones under the AT&T brand in selected markets where AT&T provides services.  We project this service to be provided to all AT&T serviced markets by early 2011.

During 2009, the following significant events occurred:

a.
In January 2009, the Company and GSI Commerce Inc. mutually terminated the October 5, 2008 Agreement and Plan of Merger between the two companies.  Neither party had any financial obligation to the other as a result of the termination.  Innotrac had incurred approximately $959,000 of legal, investment banking and accounting expenses on the terminated transaction during the year ended December 31, 2008 which expenses are recorded in selling general and administrative expenses in the statement of operations for the twelve months ended December 31, 2008.

b.	In April 2009, we closed the Company’s second call center in Reno, Nevada and consolidated its operations into our call center in Pueblo, Colorado.
c.	In June, 2009, we ended fulfillment services for AT&T DSL fast access Modems and provided for severance expenses for administrative employees associated with that business.
d.
In July 2009, the Company was notified by Smith & Hawken, Ltd. that its parent company would be closing the Smith & Hawken business and liquidating its assets.  Innotrac ended its fulfillment services contract with Smith and Hawken in October, 2009, which contract recorded $5.9 million of service revenues between January to October 2009.

e.	In October 2009, we closed the Company’s Romeoville, Illinois fulfillment warehouse.
f.
In October 2009, we relocated the Company’s combined corporate headquarters and Atlanta fulfillment warehouse to separate Atlanta locations allowing for a reduction in total square footage leased by over 50% with options with the landlords to expand.

The combined revenue generated from the AT&T DSL fast access account, the Romeoville, Illinois customers and Smith and Hawken represented approximately $14.5 million or 16.6% of our total service revenues of $87.4 million for the year ended December 31, 2009.  As a result, we project that our service revenue in 2010 will be less than we generated in 2009.  Recognizing this expected reduction of revenue in 2010, the completion of the events described above also resulted in a significant effort to offset the lost revenue by reducing fixed operating expenses.  Additionally, taking advantage of the economic turndown, we negotiated rate reductions in several of our building lease agreements which will generate approximately $1.7 million of reduced rental expense in 2010 as compared to our actual rent paid in 2009.  This rent reduction was accomplished without losing installed capacity or the ability to expand our rented space with minimal capital expenditure if required by future demand.

We recognize that the state of the United States economy has negatively affected our existing clients and that reducing costs is only a part of our plans to produce profitable results going forward.  Although we expect some improvement in the revenues from our existing clients in 2010, we increased our investment in our sales and marketing capabilities in the second half of 2009 and continue to do so in 2010.  During 2009, we:

●	created a new position and hired a Vice President of Marketing
●	redesigned the Innotrac web site and launched the site in early January 2010
●	created two new business development associate positions and hired them in early January 2010
●	Increased sales and marketing expenditures for existing client and new client development efforts

We anticipate that the downturn in the economy will ultimately turn around at some point in the future.  Replacing the revenue we lost in 2009 is our immediate focus in the coming year.  Accordingly reductions in leased facilities for fulfillment services, call center and administration have been made to offset the lost revenue, but we have strategically maintained expansion capability with our landlords and have not reduced our administrative, information technology or operations management staffing.  Therefore, we are well positioned for growth that we expect to occur by selling new accounts and with a positive change in the economy.  Nevertheless, 2010 will be a year in which we project a net loss.  Additionally, because the speed with which we can generate new client sales and the improvement in the economy are estimates, under the requirements of Generally Accepted Accounting Principles in the United States of America, as more fully discussed in our principal accounting policies and financial statements below, we recorded a non-cash goodwill impairment charge of $25.2 million in the fourth quarter of 2009.

Innotrac has twenty-five years of experience as a provider of fulfillment services with installed capacity sufficient to support revenue growth of over twenty percent of our reported 2009 service revenues.  With no outstanding debt at December 31, 2009, we have the liquidity to invest in our growth while the economy recovers.

Macro-Economic Factors

At the end of 2008 and the beginning of 2009, the United States economy and equity markets went into a negative cycle.  As discussed above, to offset that downturn, from the beginning of 2009 we were focused on improving our operating efficiencies while in the second half of 2009, we began to invest in our sales and marketing organization. The downturn in the economy in the later part of 2008 has affected nearly all sectors of the economy and continued through all of 2009.  Our fourth quarter 2009 units shipped for all industry segments for existing clients was less than it was for the same clients during the fourth quarter of 2008.  Current economic forecasts suggest that the current downturn is expected to continue through most of 2010.

We are continuing to monitor the economic trends and business experience of our customers and closely manage our operating costs which vary with volume.  Additionally, we believe our mix of multiple customer industries provides some protection from the impact of the downturn as the economy recovers.  However, as discussed in Item 1A “Risk Factors” of this Annual Report on Form 10K our results can be negatively affected depending on the severity or concentration by industry of the economic downturn we are experiencing.

Business Mix

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2009 and 2008.  The service offerings for a particular client changed in 2009 from 2008 resulting in that client’s revenue to move from the Direct Marketing vertical to the eCommerce/Direct to Consumer vertical.  As a result, 5% of 2008 revenues from the Direct Marketing vertical were reallocated to the eCommerce/Direct to Consumer vertical:

Business Line/Vertical	2009	2008
eCommerce/Direct to Consumer	47.5%	43.2%
Direct Marketing	25.3	28.5
Modems & Telecommunications products	22.2	22.0
B2B	5.0	6.3
	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face,  Microsoft, Inc., Product Partners and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  The percentage of our revenues attributable to our eCommerce and retail clients increased during 2009 as compared to 2008 as result of their decrease in dollars of revenue sold during 2009 from 2008 being a lesser decrease than the other two categories.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will increase during 2010 as we continue to see growth in our customers from this group of clients to be higher than our other client categories.

Telecommunications and Modems.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in that industry over the last several years has resulted in a heavy concentration of volume in a few companies and accordingly concentration of the service providers to the telecommunication industry.  We completed the transition of the DSL fast access modem fulfillment services we provided AT&T to its in-house fulfillment organization.  We continue to provide other fulfillment and technology services for AT&T and other customers in the telecommunications industry.  We had previously projected that our revenues to this vertical would decline below 10% of our total revenues starting in 2010.  If during 2010, however, we begin selling land line telephones to consumers as discussed in Item I, Business, our current projections indicate that revenues to this vertical will remain above 10% of our total revenues during 2010.

As discussed in the Overview paragraph of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we expect to launch a new service and product offering to one of our Telecommunications clients, AT&T.  That offering will report revenues and cost of revenues inclusive of amounts related to product cost and the complete cost of sale and distribution of that product to the end consumer.  The percentage of revenues presented in the above chart are for combined service fees and freight revenues only since during 2008 and 2009 all of our revenues resulted from fee for services performed rather than revenues for products sold.

Business-to-Business.  The Company provides a variety of services for business-to-business (“B2B”) clients including NAPA and The Walt Disney Company. The decrease of 1.3% of total revenues from 6.3% in 2008 to 5.0% in 2009 resulted from both the loss of one client in this vertical and a reduction in the outsourced fulfillment needs of another client in this category.  Although we continue to provide services to business in this vertical, we expect future revenues in this category to remain a smaller portion of our total business mix.

Results of Operations

The following table sets forth summary operating data, expressed as a percentage of revenues, for the years ended December 31, 2009 and 2008.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Financial Statements and notes thereto.

	Thousands of Dollars
	Year Ended December 31,
	2009	2008
Service revenues	$87,362	$104,487
Freight revenues	12,595	26,913
Total revenues	99,957	131,400
Cost of service revenues	39,467	50,797
Freight expense	12,469	26,458
Selling, general and administrative	40,991	45,293
Depreciation and amortization	4,299	4,343
Operating income before goodwill impairment	2,731	4,509
Goodwill impairment	(25,169)	-
Operating (loss) income	(22,438)	4,509
Other expense	251	1,231
(Loss) income before taxes	(22,689)	3,278
Income tax (provision) benefit	-	-
Net (loss) income	$(22,689)	$3,278

	Percent of Total Revenues
	Year Ended December 31,
	2009	2008
Service revenues	87.4%	79.5%
Freight revenues	12.6	20.5
Total revenues	100.0	100.0
Cost of service revenues	39.5	38.7
Freight expense	12.5	20.1
Selling, general and administrative	41.0	34.4
Goodwill impairment	25.2	-
Depreciation and amortization	4.3	3.3
Operating (loss) income	(22.5)	3.5
Other expense	0.2	1.0
(Loss) income before taxes	(22.7)	2.5
Income tax (provision) benefit	-	-
Net (loss) income	(22.7)%	2.5%

Service revenues. The Company’s service revenues decreased 16.4% to $87.4 million for the year ended December 31, 2009 from $104.5 million for the year ended December 31, 2008. The decrease in service revenues is primarily attributable to:

(i)
a  $6.4 million decrease in revenue from our modem and telecom clients primarily due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment as previously discussed,

(ii)
a $4.6 million decrease in our eCommerce vertical resulting from the loss of the Smith & Hawken business and the clients serviced in the Romeoville facility and reduced volumes from existing clients due to negative economic conditions during 2009 compared to 2008,

(iii)	a $3.4 million decrease in revenues from our direct marketing vertical due to the loss of a client and reduced volumes from remaining clients due to the negative economic conditions, and
(iv)	a $2.9 million decrease in revenues from our B2B clients due to the loss of a client serviced in the Romeoville facility and decreased volumes from another client in the B2B category.

Freight Revenues. The Company’s freight revenues decreased $14.3 million or 53.3% to $12.6 million for the year ended December 31, 2009 from $26.9 million for the year ended December 31, 2008. The decrease in freight revenues is primarily attributable to a $8.9 million decrease in our direct marketing vertical due to the loss of a client and decreased volumes, a $4.8 million decrease in our eCommerce vertical due to reduced volumes and the transition of Company owned freight accounts to client owned freight accounts, a $396,000 decrease in B2B revenue due to reduced volumes and a $271,000 decrease in revenue from our modem and telecom clients primarily due to the transition of a portion of the AT&T fulfillment services in house.

Cost of Service Revenues.  The Company’s cost of service revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and packaging material costs, decreased 22.3% to $39.5 million for the year ended December 31, 2009 compared to $50.8 million for the year ended December 31, 2008.  Cost of service revenues as a percent of service revenues decreased to 45.2% from 48.6% for the years ended December 31, 2009 and 2008, respectively.  The $11.3 million decrease in cost of service revenues was primarily due to the combined effect of a decrease in labor costs related to the decreases in service revenue, a decreased use of higher cost temporary labor services and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes.

Freight Expense.  The Company’s freight expense decreased 52.9% to $12.5 million for the year ended December 31, 2009 compared to $26.5 million for the year ended December 31, 2008 due to the decrease in corresponding freight revenue for the reasons discussed above.

Selling, General and Administrative Expenses.  S, G&A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, decreased 9.5% to $41.0 million or 41.0% of revenues for the year ended December 31, 2009 compared to $45.3 million or 34.4% of revenues for the year ended December 31, 2008.  The $4.3 million decrease in expenses in 2009 as compared to 2008 was primarily attributable to a $1.5 million reduction in facility management, equipment maintenance and account management costs made to respond to reductions in revenue discussed above, onetime transaction costs of $959,000 incurred in 2008 related to a terminated merger agreement, a $635,000  reduction in facility costs related to renegotiated lease costs and the closure of the Romeoville facility in November 2009, a $205,000 reduction in worker’s compensation insurance expense due to an adjustment of experience rates by the Ohio Bureau of Workers Compensation, reduced sales commission expense of $194,000 related to client accounts no longer eligible for sales commission and reductions in travel, information technology maintenance costs, telephone and supply expenses resulting from focused efforts to reduce costs.

Goodwill Impairment Expense.  During the fourth quarter, of 2009, we observed a reduction in unit volumes from our existing clients when comparing the same-week periods of 2009 to 2008. Our business has always experienced certain seasonality between the Thanksgiving Holiday to the New Year Holiday period.  Due to the importance of that seasonal period, we determined that if revenue from our existing clients remained less than expected through the holiday season we would review our carrying value of goodwill, as required by ASC topic No 350 – Business Combinations and Reorganizations, for possible impairment.  Our annual test date for possible impairment of goodwill is January 1st of each year.

As more fully discussed under the section entitled “Critical Accounting Policies” below and in Note 4 to our Financial Statements, the impairment testing required by ASC 350 at January 1, 2010 resulted in a non-cash $25.2 million goodwill impairment charge to earnings, which was a 100% impairment of the carrying value the Company’s recorded goodwill at December 31, 2009.  Accordingly, we recorded the non-cash impairment charge at December 31, 2009.

Income Taxes.  The Company’s effective tax rate for the years ended 2009 and 2008 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  The existence of a net operating loss carryforward at December 31, 2009 means that income taxes associated with any potential taxable earnings for the year ended December 31, 2009 will be offset by a corresponding decrease of this valuation allowance, resulting in an expected effective tax rate of 0% for the year ended December 31, 2010 as well.

Liquidity and Capital Resources

Liquidity.  The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility with Wachovia Bank, NA (the Credit Facility).

The Company had cash and cash equivalents of approximately $1.1million at both December 31, 2009 and 2008.  Additionally, at December 31, 2009, the Company had no borrowings under its Credit Facility compared to having borrowings of $10.1 million at December 31, 2008.  The repayment of the $10.1 million of borrowings under the credit facility was the result of the contraction of seasonal working capital needs which reach a peak at the end of any calendar year and improved operating margins in the business during the first half of 2009.    The Company generated $11.7million of cash from operating activities in the year ended December 31, 2009 compared to $3.5 million for the year ended December 31, 2008.

During the year ended December 31, 2009, the Company generated $11.7 million in cash flow from operating activities compared to generating $3.5 million cash from operating activities in the year ended December 31, 2008.  The $8.2 million increase in cash provided from operating activities was generated from materially different components in 2009 compared to 2008.  In 2009, $11.3 million reduction in accounts receivable offset by a $4.0 million reduction in accounts payable, a $1.2 million increase in inventory and a $915,000 decrease in accrued expenses.  In 2008, $3.3 million of net income, $4.3 million of depreciation and amortization, and a reduction of $2.3 million in accounts receivable were offset by a $4.8 million reduction in accounts payable and a $1.6 million net use of cash in all other working capital and non cash operating expenses.

During the year ended December 31, 2009, net cash used in investing activities was $1.4 million compared to $2.4 million in 2008.  The $1.4 million in 2009 resulted from $1.7 million of capital expenditures made in various facilities to improve operating efficiency or replace equipment as needed, offset by $235,000 of cash provided by a net change in long term assets and liabilities.  The $2.4 million in 2008 resulted from $2.5 million of capital expenditures, incurred for replacement of equipment and selected improvement in facilities with growing customer activity offset by $130,000 of cash provided by a net change in long term assets and liabilities.

During the year ended December 31, 2009, the net cash used in financing activities was $10.2 million compared to $1.1 million of net cash used in financing activities in 2008.  In 2009, $10.1 million of the $10.2 million cash used in financing activities was for the repayment of the obligations outstanding under the Credit Facility.  In 2008, $5.0 million of cash used to repay the second lien loan was partially offset by net increased borrowing under the Credit Facility of $3.9 million.

The Company estimates that its cash and financing needs through 2010 will be met by cash flows from operations and availability from its Credit Facility.  The Company generated positive cash flows from operations in 2009 and 2008.  As discussed in the Overview paragraph of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we anticipate reduced levels of revenue in 2010.  Due to those reduced revenues, and without the added revenue which will result from the sale of land line telephones, if that new business opportunity occurs in 2010, the Company anticipates that cash flow from operations in 2010 will be close to zero and could be slightly positive or negative.  If the new business opportunity of selling land line telephones does occur, we anticipate that cash flow from operations would be negative as a result of the additional cash needed to finance a growth in accounts receivable caused by the 2nd through 5th installment payments related to those sales.

We had no advances under and were in compliance with all requirements of our bank credit facility at December 31, 2009.  We will require use of the facility throughout 2010 and based on our projections of 2010 operating performance, we have begun negotiations with our bank to amend the credit agreement to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to avoid projected future noncompliance with certain of the facilities’ financial covenants.  We expect to agree on satisfactory terms for the amendment with the bank which will provide continuous availability under the line to finance our business liquidity needs in 2010.  However, as of the date of this annual report on form 10-K, we have not completed those negotiations and do not have a signed amendment.  Failure to successfully obtain an amendment or comply with the covenants of the credit agreement in the future could negatively affect our credit ratings or impair our ability to finance our operations which could have a material adverse effect on the Company.

Credit Facilities.  The Credit Facility matures on June 30, 2012.  The Credit Facility had a maximum borrowing limit of $15.0 million at December 31, 2009 and $18.0 million at December 31, 2008.  The Credit Facility, as renewed on March 27, 2009 reduced the maximum borrowing limit by $3.0 million, among other changes, due to the Company forecasting a lower level of borrowing need during the remaining term of the Credit Facility.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.

Although total advances under the Credit Facility cannot exceed the maximum borrowing limit of $15.0 million at December 31, 2009, the Credit Facility limits borrowings at any time to a specified percentage of eligible accounts receivable and inventory, which totaled $12.0 million at December 31, 2009.  The terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the Credit Facility at December 31, 2009 amounted to $12.0 million.  The amount borrowed and outstanding and the total value of reserves and letters of credit outstanding at December 31, 2009 amounted to $2.9 million.  As a result, the Company had $9.1 million of borrowing availability under the revolving credit line at December 31, 2009.

The Company has granted a security interest in all of its assets to the lender as collateral under the Credit Facility.  The Credit Facility contains a restrictive fixed charge coverage ratio.  The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  Upon renewal of the Credit Facility on March 27, 2009, the Company was required to maintain a minimum twelve month trailing fixed charge coverage ratio of 1.35.  The Company was in compliance with all terms of the Credit Facility at December 31, 2009.

In accordance with the Sixth Amendment to the Credit Facility signed on October 22, 2008, interest on borrowings under the Credit Facility is payable monthly at rates equal to the prime rate plus 1.5% or at the Company’s option, LIBOR plus 2.5%.  The Credit Facility also provided for higher interest rates if the fixed charge ratio fell below 1.0 to 1.0, however that event did not occur during 2008.  While the $5.0 million second lien loan was outstanding, interest was accrued on a monthly basis equal to the greater of (a) LIBOR or (b) 5.75% plus 9.25% for a rate of 15% of the principal balance plus accrued interest payable and outstanding under the second lien loan.  For the year ended December 31, 2009, we paid interest expense of $98,000 on the Credit Facility at a weighted average interest rate of 3.22%.  During the year ended December 31, 2008 the Company incurred interest expense related to the Credit Facility of approximately $274,000 resulting in a weighted average interest rate of 5.03% and $574,000of interest at a constant rate of 15% on the second lien loan from its inception on September 28, 2008 through its payoff on September 26, 2008.  Our weighted average interest rate in 2008, including amounts borrowed under both the Credit Facility and the second lien loan, was 7.96%.  At December 31, 2009, the rate of interest being charged on the Credit Facility was 3.23%.  The Company also incurred unused revolving Credit Facility fees of approximately $58,000 and $23,000 for the years ended December 31, 2009 and 2008 respectively.

On March 27, 2009, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”).  The 2009 Credit Agreement amends and restates in its entirety the previously effective Third Amended and Restated Loan and Security Agreement between the Company and the Bank, dated as of March 28, 2006 and amended from time to time thereafter, and sets forth the new terms of the revolving credit facility there under (as amended by the 2009 Credit Agreement, the “Credit Facility”).

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

The Company paid a customary closing fee upon the closing of the 2009 Credit Agreement and would pay a specified fee upon any early termination of the Credit Facility, which fees are customary for transactions of this type.

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

Contractual Obligations.  The Company’s primary long-term contractual commitments consist of operating leases.  As of December 31, 2009, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  In addition, as of December 31, 2009, the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Note 6 to the Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,153	$9,566	$9,167	$4,283	$137
Capital Lease	$624	$250	$374	$-	$-
Line of Credit (1)	$-	$-	$-	$-	$-

(1)
The provisions of the revolving line of credit agreement require that the Company maintain a lockbox arrangement with the lender and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  For additional information, including information regarding the interest related to the revolving line of credit, see Note 5.

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

Goodwill and Other Acquired Intangibles.   Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired.  The Company adopted ASC topic No. 350 – Business Combinations and Reorganizations, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach.  Under ASC topic No. 350, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

In accordance with ASC topic No. 350, the Company tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment.  ASC topic No. 350 requires that goodwill be tested as of the same date every year; Innotrac’s annual testing date is the first day following year-end, which was January 1, 2010.   Additionally, in accordance with ASC topic No. 350, upon the occurrence of certain triggering events which management considers could result in the impairment of the carrying value of goodwill, the Company must test the carrying value of goodwill at the time immediately following those triggering events which could be at a time different than the annual review date of January 1, 2010.

As more fully disclosed in Note 4, our annual review date of January 1st coincided with less than expected operating performance in the fourth quarter of 2009.  Our normal annual business cycle includes increased volumes during the holiday period of Thanksgiving to New Years.  We experienced volumes from our existing clients for the quarter ended December 31, 2009 which was less than the same quarter of 2008 resulting in a triggering event which coincided with our annual review date.

ASC topic No. 350 prescribes a two-step testing process for determining goodwill impairment of any individual reporting unit of goodwill for a company.  Innotrac has only one reporting unit for goodwill which is the Company.  In the first step, the estimated fair value of the reporting unit is compared to the carrying value of goodwill.  The result of the first step indicated that the carrying amount of our goodwill was higher than the fair value of our reporting unit.  Accordingly we performed the second testing process whereby we determined the implied fair value of goodwill in the same manner as if Innotrac had acquired the reporting unit(s) in a business combination.  In the second step, the potential impairment was computed by comparing the implied fair value of the reporting unit to the fair value of the Company’s net book value of recorded assets and liabilities after valuing all assets and liabilities, both tangible and intangible.  Under the requirements of ASC topic No. 350, our second step of testing for impairment included review of the fair market value of our long lived fixed assets and the intangible assets of workforce, customer contracts and our trade name.

Upon completion of its analysis for impairment as of January 1, 2010, the Company determined that the carrying value of Innotrac’s goodwill as of December 31, 2009 was $0.  Accordingly, the Company recorded a non-cash impairment charge of $25.2 million at December 31, 2009.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2009 is $22.1 million.  This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005, 2006 and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has a net operating loss carryforward of $46.7 million at December 31, 2009 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years prior to 2007 and in 2009 as a result of the $25.2 million noncash impairment of goodwill, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Additionally, due to the reduced level of revenues expected in 2010, the Company expects to generate a taxable loss in 2010.  Therefore, the net losses incurred in 2006 and prior years combined with the expected loss in 2010 result in an inability to recognize the value of any deferred tax asset resulting from the prior years’ losses.  Therefore, a valuation allowance of approximately $20.3 million and $12.4 million has been recorded as of December 31, 2009 and 2008, respectively against net deferred tax assets. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance in that future year. For the year ended December 31, 2009, the deferred income tax benefit of $7.9 million was offset by a corresponding increase of the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued ASC topic No. 820 – Fair Value Measurements and Disclosures,  which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC topic No. 820 was effective for fiscal years beginning after November 15, 2007, with earlier application encouraged.  There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

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

In February 2007, the FASB issued ASC topic No. 825 – Financial Instruments.   This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  ASC topic No. 825 includes provisions that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

In December 2007, the FASB issued ASC topic No. 805 - Accounting for Business Combinations, Goodwill, and Other Intangible Assets. This revised standard was effective for fiscal years beginning after December 15, 2008 and changed the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and the rules for capitalization of costs of acquisition.  There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In December 2007, the FASB issued ASC topic No. 810 - Consolidation.  This standard became effective for fiscal years beginning after December 15, 2008 and applies to reporting requirements for minority interest ownership.  There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In June 2008, the FASB issued an update to ASC topic No. 260 – Earnings per Share, which requires all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be included in the number of shares outstanding in basic and diluted EPS calculations.  ASC topic No. 260, as it relates to unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, became effective for the Company on January 1, 2009.  As a result, our 265,956 restricted shares which are unvested but carry a non-forfeitable right to cash dividends have been included in our earnings per share calculations for all comparable periods presented in our financial statements.  The dollar amount of earnings for all periods was not affected by this new reporting standard.

In May 2009, the FASB issued ASC topic No. 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC topic No. 855 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and the disclosures an entity should make regarding events which occur after the balance sheet date.  The Company immediately adopted ASC topic No. 855 effective June 30, 2009 and there was no impact on the Company’s financial statements upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments and does not currently plan to employ them in the future. The Company does not transact any sales in foreign currency.  To the extent that the Company has borrowings outstanding under its credit facility the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 6 to the Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Innotrac Corporation

We have audited the accompanying balance sheet of Innotrac Corporation (a Delaware corporation) as of December 31, 2009, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Atlanta, Georgia
March 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Innotrac Corporation
Atlanta, Georgia

We have audited the accompanying balance sheet of Innotrac Corporation (the “Company”) as of December 31, 2008 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation at December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 30, 2009

INNOTRAC CORPORATION
BALANCE SHEETS
(dollars in 000’s)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,118	1,056
Accounts receivable, net of allowance of $172 (2009) and $271 (2008)	14,521	25,793
Inventories, net	3,093	1,855
Prepaid expenses and other	1,693	1,262
Total current assets	20,425	29,966

Property and equipment:
Rental equipment	163	207
Computers, machinery and equipment	38,094	41,388
Furniture, fixtures and leasehold improvements	8,193	9,061
	46,450	50,656
Less accumulated depreciation and amortization	(32,733)	(34,814)
	13,717	15,842

Goodwill	-	25,169
Other assets, net	1,061	822
Total assets	$35,203	$71,799

	December 31,
	2009	2008
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$5,309	$9,259
Line of credit	-	10,055
Accrued salaries	1,746	2,111
Accrued expenses and other	2,778	3,142
Total current liabilities	9,833	24,567

Noncurrent liabilities:
Deferred compensation	675	547
Equipment lease payable	370	-
Other noncurrent liabilities	446	206
Total noncurrent liabilities	1,491	753

Commitments and contingencies (see Note 6)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized,
$0.10 par value, no shares outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,600,759 shares issued, 12,334,804 outstanding	1,260	1,260
Additional paid-in capital	66,528	66,439
Accumulated deficit	(43,909)	(21,220)
Total shareholders’ equity	23,879	46,479
Total liabilities and shareholders’ equity	$35,203	$71,799

The accompanying notes are an integral part of these balance sheets.

INNOTRAC CORPORATION
STATEMENTS OF OPERATIONS
(dollars in 000’s, except per share data)

	Year Ended December 31,
	2009	2008

Service revenues	$87,362	$104,487
Freight revenues	12,595	26,913
Total revenues	99,957	131,400

Cost of service revenues	39,467	50,797
Freight expense	12,469	26,458
Selling, general and administrative	40,991	45,293
Goodwill impairment	25,169	-
Depreciation and amortization	4,299	4,343
Total operating expenses	122,395	126,891
Operating (loss) income	(22,438)	4,509
Other expense:
Interest expense	251	1,231
Total other expense	251	1,231

(Loss) income before income taxes	(22,689)	3,278
Income taxes	-	-
Net loss income	$(22,689)	$3,278

(Loss) earnings per share:
Basic	$(1.80)	$0.26
Diluted	$(1.80)	$0.26

Weighted average shares outstanding:
Basic	12,601	12,593
Diluted	12,601	12,594

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and number of shares in 000’s)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	12,586	$1,259	$66,251	$(24,498)	$43,012
Issuance of common stock from exercise of stock options	15	1	41	-	42
Restricted stock compensation expense	-	-	75	-	75
Stock option compensation expense	-	-	72	-	72
Net Income	-	-	-	3,278	3,278

Balance at December 31, 2008	12,601	$1,260	$66,439	$(21,220)	$46,479
Restricted stock compensation expense	-	-	75	-	75
Stock option compensation expense	-	-	14	-	14
Net Loss	-	-	-	(22,689)	(22,689)

Balance at December 31, 2009	12,601	$1,260	$66,528	$(43,909)	$23,879

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in 000’s)

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(22,689)	$3,278
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	4,299	4,343
Impairment of goodwill	25,169	-
Provision for bad debts	47	8
Loss on disposal of fixed assets	69	47
Stock compensation expense-stock options	14	72
Stock compensation expense-restricted stock	75	75
Changes in working capital:
Decrease in accounts receivable, gross	11,225	2,289
Increase in inventories	(1,238)	(1,256)
Increase in prepaid expenses and other assets	(384)	(101)
Decrease in accounts payable	(3,950)	(4,791)
Decrease in accrued expenses, accrued salaries and other	(915)	(455)
Net cash provided by operating activities	11,722	3,509

Cash flows from investing activities:
Capital expenditures	(1,691)	(2,530)
Net change in noncurrent assets and liabilities	235	130
Net cash used in investing activities	(1,456)	(2,400)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(10,055)	3,887
Repayment of term loan	-	(5,000)
Issuance of stock, net	-	42
Capital lease funding	3	-
Loan fees paid	(152)	(61)
Net cash used in financing activities	(10,204)	(1,132)
Net increase (decrease) in cash and cash equivalents	62	(23)

Cash and cash equivalents, beginning of period	1,056	1,079

Cash and cash equivalents, end of period	$1,118	$1,056

Supplemental cash flow disclosures:
Cash paid for interest	$195	$1,103
Non-cash investing and financing activities: Capital lease obligation for computer equipment purchased	$570	$-

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.  ORGANIZATION

Innotrac Corporation (“Innotrac” or the “Company”), a Georgia corporation, provides order processing, order fulfillment and call center services. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns handling from its leased facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Hebron, Kentucky, and Columbus, Ohio.

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

Concentration of Revenues. The following table sets forth the percentage of total revenues derived from each of the Company’s largest clients for the years ended December 31, 2009 and 2008.  Except for the major clients noted in the following table, no other single customer provided more than 10% of revenues during these years.

	2009	2008

BellSouth/AT&T – DSL equipment	10%	13%
– Telecom equipment	3	2

Target.com	21	14

Cash and Cash Equivalents.  The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value Measurements. Effective January 1, 2008, the Company adopted ASC topic No. 820 – Fair Value Measurements and Disclosures for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis.  Effective January 1, 2009, the Company adopted ASC topic No. 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.  ASC topic No. 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. There was no impact on the Company’s financial statements upon adoption.

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

The carrying value of our debt instrument approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of December 31, 2009, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

	As of December 31, 2009
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation – Rabbi Trust (1)	$675	$-	$-	$675

Total	$675	$-	$-	$675

(1)
This is an executive deferred compensation plan for certain employees, as designated by the Company’s Board of Directors.  The Company invests contributions to this plan in employee-directed marketable equity securities which are recorded at quoted market prices. The contributions are fully invested in five different mutual funds having various growth, industry and geographic characteristics.

Inventories.  Inventories, consisting primarily of telephones, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  Substantially all inventory at December 31, 2009 and 2008 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Rental equipment	3 years
Computers and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease.  Depreciation expense for both the years ended December 31, 2009 and 2008 was $4.3 million.  Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles.   Goodwill represents the cost of acquired enterprises in excess of the fair market value of the net tangible and identifiable intangible assets acquired.  The Company adopted ASC topic No. 350 - Business Combinations and Reorganizations, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to impairment only approach.  The Company tests goodwill annually for impairment at January 1 or sooner if circumstances indicate.  Under ASC topic No. 350, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.  Upon completion of its analysis for impairment as of January 1, 2010 the Company determined that the carrying value of Innotrac’s goodwill at December 31, 2009 was $0.  Accordingly, the Company recorded a non-cash impairment charge of $25.2 million at December 31, 2009.  Under ASC topic No. 350, certain business events, defined as triggering events, can cause the need to measure the estimated fair value of goodwill at times other than the annual review date.   As more fully discussed in Note 4, the events which triggered an impairment of goodwill were concentrated in the 4th quarter of 2009 resulting in the $25.2 million non-cash impairment charge to be measured and recorded at December 31, 2009.

Also in accordance with ASC topic No. 350, when an impairment of goodwill is determined as probable, an assessment of the carrying value the Company’s other remaining long-lived tangible and intangible assets is estimated to quantify the actual amount of the impairment of goodwill.  The assessment of the carrying value of the company’s remaining long-lived tangible and intangible assets resulted in no impairment of any of the long-lived assets recorded on the Company’s financial statements at December 31, 2009 (see Note 4).

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  A full valuation allowance has been recorded against deferred tax assets at December 31, 2009 and 2008 (see Note 7).

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and upon completion of the shipping process. The shipping is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier.  Innotrac’s call center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in ASC topic No. 605 – Revenue Recognition, 1)  revenues have been recorded net of the cost of the goods for all fee-for-service clients and 2)  the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue.  For two clients we purchase their product from our client’s vendor under agreements that require our clients to buy the product back from us at original cost when we ship the product to our client’s end consumer or after a period of time if the product has not been shipped from our fulfillment centers.  The value of these products is repaid to us at the same amount as we paid for them and no service fees are generated on the products.  We net the value of the purchase against the reimbursement from our customer with a resulting zero value in our reported revenue and costs of revenue.

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

Stock-Based Compensation Plans. In December 2004, the FASB issued an update to ASC topic No. 718 -  Compensation - Stock Compensation, revising the required accounting for stock based compensation.   As revised, ASC topic No. 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company adopted this update to ASC topic No. 718 effective January 1, 2006 using the prospective application method.   ASC topic No. 718 applies to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is performed on or after the required effective date.  The adoption of the update to ASC topic No. 718 resulted in recording $14,000 and $72,000 in compensation expense for the years ended December 31, 2009 and 2008 respectively.  As of December 31, 2009 approximately $11,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the next 16 months.

During the year ended December 31, 2009 no option grants were made and no previously issued options were exercised.  During the year ended December 31, 2008 no option grants were made and 15,000 previously issued options were exercised.  It is the Company’s policy to issue treasury shares, if available, upon option exercise.  If treasury shares are not available, new shares are issued.  On April, 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan, which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.  In accordance with the update to ASC topic No. 718, the market value of the 265,956 restricted shares was determined at the date of grant to be $750,000 and is being amortized using the straight-lined method over the 10 year maximum vesting period defined in the Executive Retention Plan.  The Company recorded $75,000 in compensation expense related to the restricted stock for both years ended December 31, 2009 and 2008.

Earnings Per Share.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding.  In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock equivalent shares.

Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued ASC topic No. 820 – Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC topic No. 820 was effective for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis for fiscal years beginning after November 15, 2007, with earlier application encouraged.  There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

 ASC topic No. 820 does not apply to leasing transactions.  Subsequent to the original issuance of ASC topic No. 820, the FASB identified the effective date of the application of ASC topic No. 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis to fiscal years beginning after November 15, 2008.  There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In February 2007, the FASB issued ASC topic No. 825 – Financial Instruments. This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  ASC topic No. 825 includes provisions that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

In December 2007, the FASB issued change to ASC topic No. 805 – Accounting for Business Combinations, Goodwill, and Other Intangible Assets.  This revised standard was effective for fiscal years beginning after December 15, 2008 and changed the requirements for measuring the value of acquired assets, the date of the measurement of the acquired assets, the use of fair value accounting and the rules for capitalization of costs of acquisition.  There was no impact on the Company’s financial statements upon adoption on January 1, 2009.

In June 2008, the FASB issued an update to ASC topic No. 260 – Earnings per Share which requires all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be included in the number of shares outstanding in basic and diluted EPS calculations.  ASC topic No. 260, as it relates to unvested stock awards which contain non-forfeitable rights to dividends and dividend equivalents, whether paid or unpaid, became effective for the Company January 1, 2009.  As a result, our 265,956 restricted shares which are unvested but carry a non-forfeitable right to cash dividends have been included in our earnings per share calculations for all comparable periods presented in our financial statements.  The dollar amount of earnings for all periods was not affected by this new reporting standard.

In May 2009, the FASB issued ASC topic No. 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC topic No. 855 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and disclosures an entity should make regarding events which occur after the balance sheet date.  The Company immediately adopted ASC topic No. 855 effective June 30, 2009 and there was no impact on the Company’s financial statements upon adoption.

3.           ACCOUNTS RECEIVABLE

Accounts receivable were composed of the following at December 31, 2009 and 2008 (in 000’s):

	2009	2008

Billed receivables	$14,342	$25,040
Unbilled receivables	351	1,024
	14,693	26,064
Less: Allowance for doubtful accounts	(172)	(271)
	$14,521	$25,793

Changes in the allowance for doubtful accounts were composed of the following during the twelve months ended December 31, 2009 and 2008 (in 000’s):

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)
Allowance for doubtful accounts
Year ended December 31,
2009	$271	$47	$-	$(146)	$172
2008	$288	$8	$-	$(25)	$271

4.           GOODWILL IMPAIRMENT

In accordance with ASC topic No. 350 – Business Combinations and Reorganizations, the Company tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment.  ASC topic No. 350 requires that goodwill be tested as of the same date every year; Innotrac’s annual testing date is the first day following year-end, which was January 1, 2010.   Additionally, in accordance with ASC topic No. 350, upon the occurrence of certain triggering events which management considers could result in the impairment of the carrying value of goodwill, the Company must test the carrying value of goodwill at the time immediately following those triggering events which could be at a time different than the annual review date of January 1, 2010.  Under ASC topic No. 350, the Company has a single reporting unit for purposes of goodwill impairment testing.

The Company’s carrying value of goodwill was recorded as a result the acquisitions of Universal Distribution Services (“UDS”) in December 2000 and iFulfillment, Inc. in July 2001.

In our annual report on Form 10K for the year ended December 31, 2008 and our quarterly reports for the quarters ended March 31, June 30 and September 30, 2009, we reported that we projected closing a fulfillment facility in Romeoville, Illinois, consolidating our call center in Reno, Nevada into our call center in Pueblo, Colorado, ending fulfillment services for the AT&T DSL fast access modem contract and discontinuing fulfillment and call center services for Smith & Hawken, Ltd., when that business was liquidated by the parent company of Smith & Hawken.  While all these events resulted in an expectation of less future revenue for the Company compared to 2007 and 2008, we were simultaneously reducing our facility expenses and general and administrative expenses to better match the lower projected revenue.  Our normal annual business cycle includes increased volumes during the holiday period of Thanksgiving to New Years.  After considering the generally weak economic conditions experienced in the United States since the fourth quarter of 2008, we considered our fourth quarter results as very significant to determine if we needed to review the carrying value of our goodwill for possible impairment.  We experienced volumes from our existing clients for the quarter ended December 31, 2009 which were less than the same quarter of 2008.  Combining our less than expected revenues in the fourth quarter of 2009 with our annual internal planning process for the coming year of 2010, we determined that the combined effect of the continuing weak economy and the inability to project when we would be able to regain some of the lost business described immediately above was a triggering event under ASC topic No. 350.  Due to the fourth quarter coinciding with our annual goodwill impairment review date of January 1st of each year, our annual review of possible impairment of goodwill was used to analyze the effect of the triggering event on the carrying value of goodwill.

We engaged an independent valuation specialist to assist in the determination of the estimated fair value of Innotrac’s single goodwill reporting unit.  Under the first phase of testing required by ASC topic No. 350, we used a discounted cash flow forecast combined with other methods of estimating fair value including guideline company, similar transaction and market capitalization.  Our estimation of the fair value of the reporting unit indicated that there was most likely an impairment in the carrying value of goodwill.  We further engaged the independent valuation specialist to review our second phase of testing to determine the fair value of all other tangible and intangible assets of the Company to quantify the amount of the impairment of goodwill.  Ultimately, as required by ASC topic No. 350, the impairment loss was measured as the difference between the carrying value of the goodwill and the estimated fair value of the goodwill.  The impairment was determined as the full carrying value in our financial statements and a non-cash charge of $25.2 million was recorded in the fourth quarter of 2009 as reflected in the line item “Impairment of Goodwill” in our consolidated statement of operations for the year ended December 31, 2009.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2007	$25,169
Change in value of Goodwill during 2008	-
Balance at December 31, 2008	25,169
Impairment of Goodwill during fourth quarter of 2009	(25,169)
Balance at December 31, 2009	$-

5.           FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) which has a maximum borrowing limit of $15.0 million at December 31, 2009 and $18.0 million at December 31, 2008.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012.  There was no outstanding balance on December 31, 2009 under the Credit Facility.

The 2009 Credit Agreement continues the Bank’s security interest in all of the Company’s assets, but releases the Bank’s previously granted security interest in certain personal assets of Scott Dorfman, the Company’s Chairman, President and CEO, which were treated as additional collateral under the prior credit agreement.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement).  The Company will pay a specified fee of one-half of one percent, or 0.5%, on undrawn amounts under the Credit Facility.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing a minimum Fixed Charge Coverage Ratio of 1.35 to 1.00, maximum annual Capital Expenditures, and minimum Excess Availability (as each of these terms is defined in the 2009 Credit Agreement).  The 2009 Credit Agreement also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 90 days.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $12.0 million at December 31, 2009.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at December 31, 2009 amounted to $12.0 million.  At December 31, 2009, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $2.9 million.  As a result, the Company had $9.1 million of borrowing availability under the Credit Facility at December 31, 2009.

On May 29, 2009, the Company entered into a $758,000 three year financing agreement for the purchase of computer equipment.  The lease was recorded as a capital lease at June 30, 2009 with the first installment under the lease due in July 2009.

During the twelve months ended December 31, 2008, the Company also had a $5.0 million second lien loan outstanding to a finance company (the “Second Lien Credit Agreement”).  The $5.0 million second lien loan was outstanding from September 28, 2007 through September 26, 2008, and was entered into when we determined that the completion of capital expenditure projects in late 2007 and forecasted working capital requirements to support our seasonal volume increase during the fourth quarter of 2007 required additional short term funding.   The 2007 seasonal working capital needs were significant as a result of our 48% growth in annual revenue to $121.8 million in 2007.   The $5.0 million second lien loan was repaid on September 26, 2008 from a combination of funds generated by operating income and additional borrowing under the Credit Facility.

For the year ended December 31, 2009, we recorded interest expense of $98,000 on the Credit Facility at a weighted average interest rate of 3.22%.  The rate of interest being charged on the Credit Facility at December 31, 2009 was 3.23%.  For the year ended December 31, 2008, we recorded interest expense of $274,000 on the Credit Facility at a weighted average interest rate of 5.03% and $574,000 of interest expense on the Second Lien Credit Agreement at a constant rate of 15.0% from January 1, 2008 to September 26, 2008.  Our weighted average interest rate for the year ended December 31, 2008, including amounts borrowed under both the Credit Facility and the Second Lien Credit Agreement, was 7.96%.  The Company also incurred unused Credit Facility fees of approximately $58,000 and $23,000 for the year ended December 31, 2009 and 2008, respectively.  Additionally, the Company reported $74,000 and $363,000 of amortized loan costs as interest expense during the year ended December 31, 2009 and 2008, respectively.

We project that we will have break even to slightly positive or slightly negative cash flow from operations during 2010 due to our reduced levels of revenue from 2009.  Additionally we project that we will need working capital to support the possible launch of a new service and product offering to one of our Telecommunications clients, AT&T.  Accordingly, we will require use of the credit facility to provide working capital to fund our operations in 2010.   We have begun negotiations with our bank to amend the credit agreement to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to avoid projected future noncompliance with certain of the facilities’ financial covenants.  We expect to agree on satisfactory terms for the amendment with the bank which will provide continuous availability under the line to finance our business liquidity needs in 2010.  However as of the date of this annual report on form 10-K, we have not completed those negotiations and do not have a signed amendment.  Failure to successfully obtain an amendment or comply with the covenants of the credit agreement in the future could negatively affect our credit ratings or impair our ability to finance our operations which could have a material adverse effect on the Company.

6.           COMMITMENTS AND CONTINGENCIES

Capital Lease.  Innotrac has one capital lease which began in July 2009 and ends in June 2012 which lease proceeds were used for the acquisition of computer equipment and related licensed computer security software.  The amortization of these assets is included in depreciation expense.  Aggregate future minimum lease payments under the noncancellable capital lease as of December 31, 2009 are as follows (in 000’s):

Capital Lease
2010	$240
2011	253
2012	131
Total capital lease payments	$624

Operating Leases.  Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2009 are as follows (in 000’s):

Operating Leases
2010	$9,566
2011	5,857
2012	3,310
2013	2,170
2014	2,113
Thereafter	137
Total minimum lease payments	$23,153

Rent expense under all operating leases totaled approximately $12.2 million and $12.5 million during the years ended December 31, 2009 and 2008, respectively.

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

Employment Commitment.  In June 1999, in conjunction with the opening of a new call center facility, the Company entered into an Employment Commitment Agreement with the City of Pueblo, Colorado, whereby the Company received cash incentives of $968,000.  These funds were accounted for as a reduction in the basis of the assets acquired.  In return for this consideration, the Company is obligated to employ a minimum number of full-time employees at its Pueblo facility, measured on a quarterly basis.  This obligation, which became effective June 2002, ended in June 2009.  During the term of the agreement, when the Company’s full time employee count was less than the minimum requirement, the Company incurred a quarterly penalty of $96.30 for each employee less than the minimum required amount.  During 2009 and 2008, the Company did not meet the minimum employee requirements of 359 full-time employees, as measured on a quarterly basis, and incurred a penalty of approximately $4,000 and $9,000, respectively.

7.           INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2009 and 2008 are as follows (in 000’s):

	2009	2008

Current tax expense	$-	$-
Deferred tax (benefit) expense	(7,931)	1,436
Change in valuation allowance	7,931	(1,436)
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in 000’s):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$17,097	$18,101
Allowance for doubtful accounts	63	101
Accruals	253	330
Goodwill	4,350	-
Other	343	200
Gross deferred tax assets	22,106	18,732
Less valuation allowance	(20,329)	(12,398)
Gross deferred tax assets net of valuation allowance	1,777	6,334

Deferred tax liabilities:
Goodwill	-	(4,334)
Depreciation	(1,777)	(2,000)
Gross deferred tax liabilities	(1,777)	(6,334)
Net deferred taxes	$-	$-

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2009 is approximately $22.1 million. This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has tax net operating loss carryforwards of $46.7 million at December 31, 2009 that expire between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $20.3 million and $12.4 million has been recorded as of December 31, 2009 and 2008, respectively. Income taxes associated with future earnings will be offset by a reduction in the valuation allowance.  For the year ended December 31, 2009, the deferred income tax benefit of $7.9 million was offset by a corresponding increase in the deferred tax asset valuation allowance. When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

In June 2006, the FASB issued an update to ASC topic No. 740 – Income Taxes, which clarifies the accounting for uncertainty in tax positions. This update to ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted this update to ASC topic No. 740 effective January 1, 2007.  The Company had a gross deferred tax asset of approximately $18.7 million at December 31, 2008, which is estimated to have been increased by $3.4 million to $22.1 million primarily due to the goodwill impairment charge recorded during the year ended December 31, 2009.  The Company maintains a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against net deferred tax assets when it is more likely than not that deferred tax assets will not be realized.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at December 31, 2009.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of December 31, 2009, we have no accrued interest or penalties related to uncertain tax positions.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Statutory federal income tax (benefit) expense	$(7,689)	$1,057
Expired state tax credits	79	236
State income taxes, net of federal effect	(606)	88
Permanent book-tax differences	67	55
AMT credit affecting change in valuation allowance	(23)	-
Adjustment for change in tax rate	241	-
Valuation allowance for deferred tax assets	7,931	(1,436)
Income tax provision (benefit)	$-	$-

8.           EARNINGS PER SHARE

The following table shows the shares used  in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share, (in 000’s):

	2009	2008
Diluted earnings per share: Weighted average shares outstanding	12,601	12,593

Employee and director stock options	-	1
Weighted average shares assuming dilution	12,601	12,594

Options and warrants outstanding to purchase shares of the Company’s common stock aggregating 1.2 million were not included in the computation of diluted EPS for both years ended December 31, 2009 and 2008 because their effect was anti-dilutive.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we reflect the 265,956 restricted shares which were issued on April 16, 2007 under the terms provided in the Executive Retention Plan ratified at the June 5, 2005 Company annual shareholder meeting as i) included in our calculation of basic and diluted EPS for current and prior periods and ii) issued but not outstanding since they are not vested.  Also included in basic and diluted EPS for current and prior periods is a warrant with registration rights issued to Thane International in December 2000 to purchase 150,000 shares of Innotrac common stock at the exercise price of $6.50, which is fully vested and expires December 8, 2010.

9.           SHAREHOLDERS’ EQUITY

The Shareholder Rights Plan approved by the Company’s Board of Directors in December of 1997 expired on January 1, 2008.  The Company did not issue any options or restricted shares during the years ended December 31, 2009 and December 31, 2008.

10.           EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older.  Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations.  Innotrac’s current policy is to provide matching employer contributions equal to 5% of contributions for less than four years of service and 10% of contributions for over four years of service.  Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2009 and 2008 were approximately $31,000 and $40,000, respectively.

The Company has an executive deferred compensation plan, a Rabbi Trust, for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service.  However, this match was suspended during 2009 and 2008.  The Company invests these contributions in employee-directed marketable equity securities which are recorded at quoted market prices on the accompanying balance sheet (in other assets) and aggregated $674,768 and $546,614 at December 31, 2009 and 2008, respectively. The monies invested in the plan and held by the Rabbi Trust are subject to general creditors of the Company in the event of a Company bankruptcy filing.

11.           STOCK BASED COMPENSATION

The Company has adopted two stock option plans: the 1997 and 2000 Stock Option and Incentive Award Plans (“The Plans”).  The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company.  Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”).  Incentive stock options may be granted only to full-time employees (including officers) of the Company.  Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants.  The 1997 Stock Option Plan and 2000 Stock Option Plan, as amended, provide for the issuance of options to purchase up to an aggregate of 800,000 shares and 2,800,000 shares of common stock, respectively.  In November 2007, the 1997 Stock Option Plan expired.  At December 31, 2009, there were 655,894 shares available to be issued under The Plans.  The 2000 Stock Option Plan expires in March 2010.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2009 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2009	Weighted Average Exercise Price
$1.77 - $3.54	300	3.46	$3.20	261	$3.27
$3.54 - $5.31	748	3.63	4.52	748	4.52
	1,048	3.58	$4.14	1,008	$4.20

A summary of activity in the Company’s two stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2007	1,143	$4.43
Granted	-	-
Exercised	(15)	2.82
Forfeited	(37)	8.64
Outstanding at December 31, 2008	1,091	4.31
Granted	-	-
Exercised	-	-
Expired	(36)	9.35
Forfeited	(7)	4.56
Outstanding at December 31, 2009	1,048	$4.14

Options exercisable at December 31, 2009 and 2008 were 1,008,233 and 1,001,000 respectively, with a weighted average price of $4.20 and $4.44 respectively. On April 16, 2007, May 14, 2007 and June 8, 2007, the Compensation Committee approved a bonus in the form of stock options for 90,000, 15,000 and 20,000 respectively, for a total of 125,000 shares, at the closing price of our stock on the respective grant dates to seven managers and our four outside Directors.  The Company uses the Black-Sholes pricing model to value stock options at issuance date.  The volatility and risk free interest rate used for these options was 74.0% and 4.1% respectively.  These 125,000 options vest 50% on the second, 25% on the third and 25% on the fourth anniversary and expire on the tenth anniversary of their issue dates.  The table below presents the market price and the fair value per option issued for the 125,000 options.

Issuance Date	Options Issued	Closing Stock Price	Fair Value per Option

April 16, 2007	90,000	$2.82	$1.14
May 14, 2007	15,000	$2.41	$0.98
June 8, 2007	20,000	$2.74	$1.11

On April 16, 2007, 265,956 restricted shares were issued under the terms provided in the Executive Retention Plan which plan was ratified on June 5, 2005 at the Company’s 2005 annual meeting.

12.           RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage.  The Company paid approximately $193,000 and $175,000 for the years ended December 31, 2009 and 2008, respectively.

The Company paid approximately $30,000 and $39,000 during 2009 and 2008 respectively, in fees to an accounting firm for tax and consulting services.  One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $154,000 and $209,000 during 2009 and 2008 respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials.  The broker is owned by the brother of the Company’s Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2009 beneficially owned approximately 4.3 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank.  The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions.  Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board.   The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 34.3% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company has been engaged in discussions with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares through June 2, 2010.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

13.           SUBSEQUENT EVENTS

On January 4, 2010, the Company received a letter from The NASDAQ Stock Market providing notice that, for 30 consecutive business days, the Company’s common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(b)(1)(c). The Company issued a press release on January 7, 2010 disclosing the notice from the NASDAQ.  Under an additional notice dated February 5, 2010 the NASDAQ provided an extension until July 6, 2010 to achieve the $5.0 million MVPHS requirement. Under the extension dated February 5, 2010, the Company must have 10 consecutive business days before July 6, 2010 during which days the MVPHS of the Company’s approximate 2.4 million shares considered as publicly held exceed $5.0 million.  If the Company does not regain compliance by July 6, 2010, it may apply for a transfer of its securities to the NASDAQ Capital Market, which has a MVPHS requirement of $1 million.  If the Company is unable to regain compliance with this continued listing standard or transfer its securities to the NASDAQ Capital Market, the Company’s securities will be delisted from the NASDAQ, at which time the Company’s stock could be traded on the Pink Sheets or OTC Bulletin Board (“OTCBB”) quotation services.

We have begun negotiations with our bank to amend the credit agreement to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to avoid projected future noncompliance with certain of facilities financial covenants.  We expect to agree on satisfactory terms for the amendment with the bank which will provide continuous availability under the line to finance our business liquidity needs in 2010.  However as of the date of this annual report on form 10-K, we have not completed those negotiations and do not have a signed amendment.  Failure to successfully obtain an amendment or comply with the covenants of the credit agreement in the future could negatively affect our credit ratings or impair our ability to finance our operations which could have a material adverse effect on our financial performance and condition.

For the purposes of accounting and disclosure requirements, the Company evaluated subsequent events through March 31, 2010, the issuance date of the financial statements, and noted there were no significant events that occurred subsequent to the balance sheet date but prior to issuance that would have a material impact on the financial statements.

14.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth

2009 Quarters:
Revenues, net	$28,775	$27,592	$22,258	$21,332
Operating income (loss)	2,039	1,901	131	(26,509)
Net income (loss)	1,933	1,842	(78)	(26,386)
Net income (loss) per share-basic	0.15	0.15	(0.01)	(2.09)
Net income (loss) per share-diluted	$0.15	$0.15	$(0.01)	$(2.09)

2008 Quarters:
Revenues, net	$32,712	$29,527	$32,001	$37,160
Operating income	1,235	1,348	1,187	739
Net income	862	995	829	592
Net income per share-basic	0.07	0.08	0.07	0.05
Net income per share-diluted	0.07	$0.08	$0.07	$0.05

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 27, 2009, BDO Seidman, LLP (“BDO”) was dismissed as the independent registered public accounting firm engaged to audit the financial statements of Innotrac Corporation (the “Company”).  The Audit Committee of the Board of Directors of the Company approved the change.  BDO performed the audit of the Company’s financial statements for the fiscal year ended December 31, 2008.  During this and prior periods and the subsequent interim period prior to their dismissal, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreements in connection with BDO’s reports, nor were there any “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”) except that, in connection with the completion of its audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2007 and 2008, BDO communicated to the Company’s management and Audit Committee that a certain matter involving the Company’s internal controls was considered to be a “material weakness”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. The Audit Committee discussed with BDO the subject matter of the material weakness which is described in Item 9A of the Company’s annual report on Form 10-K for each of the fiscal years ended December 31, 2007 and 2008.

On September 2, 2009, the Audit Committee of the Board of Directors of the Company engaged Grant Thornton LLP as its independent registered public accounting firm to audit the Company’s financial statements.  During the two most recent fiscal years and through September 2, 2009 the Company had not consulted with Grant Thornton LLP with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2009.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.  Under the current rules of the SEC, management’s report will be subject to attestation by our independent registered public accounting firm in the 2010 Annual Report.

Changes in Internal Control over Financial Reporting

Management’s evaluation of the Company’s control environment and internal control over financial reporting for the year ended December 31, 2008 had resulted in the identification of a material weakness in internal control consisting of an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The remediation plan for this material weakness included i) hiring one additional financial and accounting staff member in the second quarter of 2008 to improve timeliness of financial reporting,  ii)  hiring two additional staff members in the second quarter of 2009 resulting in further improvements in the timeliness of financial reporting and improved analysis and more timely review of financial information and iii) completing a review of internal control procedures, realignment of accounting responsibilities and ongoing monitoring of the control environment with these added financial and accounting positions during the third and fourth quarters of 2009.  As a result of the addition of these three positions and a realignment of responsibilities, the material weakness identified was remediated.

ITEM 9B.  OTHER INFORMATION

2010 Stock Award Plan

On March 29, 2010, the Board of Directors approved the Innotrac Corporation 2010 Stock Award Plan (the “2010 Plan”) to replace the Innotrac Corporation 2000 Stock Option and Incentive Award Plan, which expired on March 27, 2010.  Under the 2010 Plan, the Compensation Committee may award a maximum of 1,200,000 shares of the Company’s Common Stock, plus any shares that are subject to outstanding grants under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan, which expire, are forfeited or otherwise terminate without delivery of Shares.  The 2010 Plan provides for grants or awards of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, and performance shares/units.  Any employee of the Company or a subsidiary, and any director, consultant, or other person performing services for the Company or a subsidiary is eligible to receive an award under the 2010 Plan. The 2010 Plan is subject to approval by the shareholders of the Company, which is expected to be sought at the 2010 annual meeting of shareholders.  The form of the 2010 Plan is attached to this Form 10-K as Exhibit 10.32.

Restricted Stock Awards

Also on March 29, 2010, the Compensation Committee approved restricted stock awards under the Innotrac Corporation 2010 Stock Award Plan of 50,000 shares of the Company's Common Stock (a value of $82,000 each, based on the closing price on the date of grant) to Messrs. Dorfman, Toner, and Hare, awards of 25,000 shares of the Company’s Common Stock (a value of $41,000 each, based on the closing price on the date of grant) to Messrs. Hanger and McMurphy, and an award of 15,000 shares of the Company’s Common Stock (a value of $24,600 each, based on the closing price on the date of grant) to each of the four independent members of Board of Directors. Twenty-five percent of the shares will vest on each of the seventh, eighth, ninth and tenth anniversaries of the grant, as long as the grantee remains employed by the Company or remains a member of the Board of Directors, as applicable, on such vesting dates. All unvested shares will vest upon any change in control (as defined in the award agreement) of the Company before the tenth anniversary of the grant.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 contained under the headings “Board Matters,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.  Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading “Compensation of Executive Officers and Directors” included in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 contained under the headings “Board Matters” and “Related Person Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008
Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

2.2(a)
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

10.30		Fourth Amended and Restated Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated March 27, 2009

10.32	+
Innotrac Corporation 2010 Stock Award Plan (+incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 000-23741), filed with the Commission on March 31, 2010)

23.1	*	Consent of Grant Thornton, LLP

23.2	*	Consent of BDO Seidman, LLP

24.1	*	Power of Attorney (included on signature page)

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	*	Certification of principal financial officer Pursuant to 18 U.S.C.ss.1350

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March 2010.

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