Form 10-Q
period 2010-03-31
INNOTRAC CORP
filed 2010-05-17
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from        ___ to ___

Commission file number    000-23740

INNOTRAC CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1592285
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6465 East Johns Creek, Georgia	30097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (678) 584-4000

Registrant’s Former Address: 6655 Sugarloaf Parkway, Duluth, GA 30097

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 7, 2010

Common Stock $.10 par value per share (1)	12,334,804 Shares

(1) 12,334,804 shares does not include 525,956 restricted shares which are issued but not outstanding.

INNOTRAC CORPORATION

INDEX

			Page

Part I. Financial Information

Item 1.	Financial Statements:		2

		Condensed Balance Sheets at
		March 31, 2010 (Unaudited) and December 31, 2009	3

		Condensed Statements of Operations for the
		Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

		Condensed Statements of Cash Flows for the
		Three Months Ended March 31, 2010 and 2009 (Unaudited)	5

		Notes to Condensed Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

	Item 4.	Controls and Procedures	21

Part II. Other Information

	Item 5.	Exhibits	22

Signatures			23

Part I – Financial Information

Item 1 – Financial Statements

The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$1,118
Accounts receivable (net of allowance for doubtful accounts of $118 at March 31, 2010 and $172 at December 31, 2009)	12,824	14,521
Inventories, net	3,973	3,093
Prepaid expenses and other	936	1,693
Total current assets	19,517	20,425

Property and equipment:
Rental equipment	163	163
Computer software and equipment	38,290	38,094
Furniture, fixtures and leasehold improvements	8,208	8,193
	46,661	46,450
Less accumulated depreciation and amortization	(33,513)	(32,733)
	13,148	13,717

Other assets, net	1,084	1,061

Total assets	$33,749	$35,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,767	$5,309
Line of credit	-	-
Accrued salaries	1,251	1,746
Accrued expenses and other	3,244	2,778
Total current liabilities	9,262	9,833

Noncurrent liabilities:
Deferred compensation	701	675
Equipment lease payable	311	370
Other noncurrent liabilities	555	446
Total noncurrent liabilities	1,567	1,491

Commitments and contingencies (see Note 5)

Shareholders’ equity:

Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,860,759 issued and 12,334,804 shares outstanding at March 31, 2010 12,600,759 issued and 12,334,804 shares outstanding at December 31, 2009	1,286	1,260
Additional paid-in capital	66,516	66,528
Accumulated deficit	(44,882)	(43,909)
Total shareholders’ equity	22,920	23,879

Total liabilities and shareholders’ equity	$33,749	$35,203

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Service revenues	$16,028	$24,656
Freight revenues	3,325	4,119
Total revenues	19,353	28,775

Cost of service revenues	7,346	10,660
Freight expense	3,291	4,058
Selling, general and administrative expenses	8,802	10,810
Depreciation and amortization	848	1,208
Total operating expenses	20,287	26,736
Operating (loss) income	(934)	2,039

Other expense:
Interest expense	39	106
Total other expense	39	106
(Loss) Income before income taxes	(973)	1,933
Income taxes	-	-

Net (loss) income	$(973)	$1,933

(Loss) income per share:

Basic	$(0.08)	$0.15

Diluted	$(0.08)	$0.15

Weighted average shares outstanding:

Basic	12,607	12,601

Diluted	12,607	12,601

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(973)	$1,933
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	848	1,208
Provision for bad debts	(48)	(41)
Loss on disposal of fixed assets	1	-
Stock compensation expense-stock options	(5)	11
Stock compensation expense-restricted stock	19	19
Decrease in other long-term assets	12	-
Increase in other long-term liabilities	108	5
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	1,745	4,563
(Increase) decrease in inventory	(880)	640
Decrease (increase) in prepaid expenses and other	757	(160)
Decrease in accounts payable	(542)	(3,669)
(Decrease) increase in accrued expenses and other	(24)	839
Net cash provided by operating activities	1,018	5,348

Cash flows from investing activities:
Capital expenditures	(285)	(268)
Net change in noncurrent assets and liabilities	(8)	(8)
Net cash used in investing activities	(293)	(276)

Cash flows used in financing activities:
Net repayments under line of credit	-	(4,912)
Capital lease funding	(59)	-
Loan commitment fees	—	(115)
Net cash used in financing activities	(59)	(5,027)

Net increase in cash and cash equivalents	666	45
Cash and cash equivalents, beginning of period	1,118	1,056
Cash and cash equivalents, end of period	$1,784	$1,101

Supplemental cash flow disclosures:

Cash paid for interest	$29	$73

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

1.        SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  Certain of the Company’s more significant accounting policies are as follows:

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of December 31, 2009 and March 31, 2010 (see Note 4).

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

Stock-Based Compensation Plans. In December 2004, the FASB issued an update to ASC topic No. 718 – Compensation – Stock Compensation, revising the required accounting for stock-based compensation.  The Company records compensation expense in the financial statements based on the fair value of all share based payments to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. Under the requirements of the update to ASC topic No. 718 the Company recorded ($5,000) and $11,000 in compensation expense for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010, approximately $6,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 13 months.

Fair Value Measurements. Effective January 1, 2008, the Company adopted ASC topic No. 820- Fair Value Measurements and Disclosures, for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis.  Effective January 1, 2009, the Company adopted ASC topic No. 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.  ASC topic No. 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. There was no impact on the Company’s financial statements upon adoption.

The Company determined the fair values of certain financial instruments based on the fair value hierarchy established in ASC topic No. 820. ASC topic No. 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value;

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

The carrying value of our debt instrument, on which we had no amounts advanced or outstanding at March 31, 2010 or December 31, 2009, approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of March 31, 2010, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

The carrying value of our Deferred Compensation – Rabbi Trust is a fully funded and fully invested plan which is adjusted to the market value, as reported by the independent plan administrator, of the investments as of each financial statement date with the offsetting change in value adjusted to the value of the liability to the employees who participate in the plan.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

	As of March 31, 2010
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation – Rabbi Trust (1)	$701	$-	$-	$701

Total	$701	$-	$-	$701

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

.
2.        FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wachovia Bank, (the Credit Facility) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement  (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”) setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012.  The 2009 Credit Facility maintains a security interest in all of the Company’s assets.  There was no amount outstanding as of March 31, 2010 under the Credit Facility.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

As described in Note 7 – Subsequent Events – the Company entered into Amendment No. 1 (the “First Amendment”) to the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) on May 14, 2010 to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to avoid projected future noncompliance with certain of the facilities financial covenants. The 2009 Credit Agreement, as amended by the First Amendment, contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing maximum annual Capital Expenditures, minimum Excess Availability, maximum monthly and cumulative loss covenants for 2010 and minimum Fixed Charge Coverage Ratio of between 0.35 to 1.35 for 2011 through maturity of the Credit Facility in June 2012 (as each of these terms is defined in the 2009 Credit Agreement and First Amendment).  The 2009 Credit Agreement as amended by the First Amendment also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 150 days.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance outstanding on its line of credit, that amount is classified as a current liability.  The Company was in compliance with all terms of the Credit Facility at March 31, 2010.

Although the maximum borrowing limit was $15.0 million at March 31, 2010, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $11.1 million at March 31, 2010.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at March 31, 2010 amounted to $11.1 million.  There were no amounts borrowed under the Credit Facility at March 31, 2010 however the value of reserves and letters of credit at that date totaled $2.6 million.  As a result, the Company had $8.6 million of borrowing availability under the Credit Facility at March 31, 2010.

On May 29, 2009, the Company entered into a $758,000 three year financing agreement for the purchase of computer equipment.  The lease was recorded as a capital lease at June 30, 2009 with the first installment under the lease due in July 2009 and payable monthly. For the three months ended March 31, 2010, the Company repaid $59,000 of principal outstanding and $8,000 of interest expense related to the capital lease.

For the three months ended March 31, 2010, we recorded interest expense of $2,000 on the Credit Facility at a weighted average interest rate of 3.06%.  The rate of interest being charged on the Credit Facility at March 31, 2010 was 3.25%.  For the three months ended March 31, 2009, we recorded interest expense of $55,000 on the Credit Facility at a weighted average interest rate of 2.96%.  The rate of interest being charged on the Credit Facility at March 31, 2009 was 3.75%.  The Company also incurred unused Credit Facility fees of approximately $17,000 and $12,000 for the three months ended March 31, 2010 and 2009 respectively, which unused Credit Facility fees are included in the total interest expense of $39,000 and $106,000 for the three months ended March 31, 2010 and 2009 respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Diluted earnings per share:
Weighted average shares outstanding (including 525,956 participating securities at March 31, 2010 and 265,956 participating securities at March 31, 2009)	12,607	12,601
Employee and director stock options	-	-
Weighted average shares assuming dilution	12,607	12,601

Options outstanding to purchase 1.1 million shares of the Company’s common stock for the three months ended March 31, 2010 and 1.2 million shares for the three months ended March 31, 2009 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we have included 525,956 of restricted shares in our calculation of basic and diluted EPS for the current period and 265,956 for the prior period.  265,956 of these restricted shares were issued on April 16, 2007 under the terms provided in The Innotrac Corporation 2000 Stock Option and Incentive Award Plan and 260,000 restricted shares were issued on March 29, 2010 under the terms provided in The Innotrac Corporation 2010 Stock Award Plan which was approved by the Board of Directors on March 29, 2010 and is to be voted on at the June 2, 2010 Innotrac Annual Shareholders’ Meeting.  Both plans provide for immediate voting rights but vesting of the shares does not occur until the earlier of a change in control as defined in the plan or 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2010 and December 31, 2009 was approximately $22.4 million and $22.1 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $46.7 million at December 31, 2009 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with tax losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $20.7 million and $20.3 million has been recorded as of March 31, 2010 and December 31, 2009, respectively.  Income taxes associated with future taxable earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three months ended March 31, 2010, the deferred tax benefit of $347,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

In June 2006, the FASB issued an update to ASC topic No. 740 which clarifies the accounting for uncertainty in tax positions. This update to ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company adopted ASC topic No. 740 effective January 1, 2007.  The Company had a gross deferred tax asset of approximately $22.1 million at December 31, 2009, which did not change significantly during the three months ended March 31, 2010.  As discussed in Note 7 to the financial statements in the 2009 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at March 31, 2010.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of March 31, 2010, we have no accrued interest or penalties related to uncertain tax positions.

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

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934.  The Company promptly conducted an investigation of the matter.  IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 3, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006.  In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante.  The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful.  The Company has not recorded any estimated receivable from this settlement.  Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund L.P. and Mr. Dadante in margin accounts from selling any of these shares through June 2, 2010.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, L.P. and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

7.	SUBSEQUENT EVENTS

On May 14, 2010, the Company entered into Amendment No. 1 (the “First Amendment”) to the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”).  The Company entered into the First Amendment to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to avoid projected future noncompliance with certain of the facilities financial covenants.  The First Amendment was immediately effective upon signing.

The First Amendment provides for the following specific changes to the terms of the Credit Facility:

a.	in the event the current Chief Financial Officer of the Company no longer holds that position, the Company is provided with 150 days to fill that position;
b.
the definition of collateral is amended to restrict amounts included as accounts receivable for the sale of product to $4.0 million as a sub limit under the unchanged maximum borrowing limit of $15.0 million;

c.
the twelve month trailing fixed charge ratio as defined in the Credit Facility changed from 1.35 for each month and is a) waived for all of 2010 and replaced with maximum monthly and cumulative loss limits, and b) reset to specific monthly ratios ranging from 0.35 in January 2011 to 1.35 in December 2011 with all months after December 2011 remaining at 1.35 until maturity of the Credit Facility.

d.
the excess availability block (the Availability Block), representing the amount of collateral held by the Company before any advances can be made on the Credit Facility will be $3.0 until the twelve month trailing fixed charge ratio for 90 days in arrears and projected 90 days ahead exceeds 1.0, at which time the Availability Block will be reduced to $2.5 million.

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

Overview

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, is a full-service fulfillment and logistics provider serving enterprise clients and world-class brands.  The Company provides order processing, order fulfillment and call center services to large corporations that outsource these functions.  In order to perform call center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management’s focus from its principal or core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of our clients and to reduce their overall operating costs.

The Company employs sophisticated order processing and warehouse management technology and operates seven fulfillment centers and one call center in six cities spanning all time zones across the continental United States.

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
●   packaging solutions
●   back-order management; and
●   returns management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Support Services:
●   inbound call center services
●   technical support and order status
●   returns and refunds processing
●   call centers integrated into fulfillment platform
●   cross-sell/up-sell services
●   collaborative chat; and
●   intuitive e-mail response.

The Company is primarily focused on four diverse lines of business, or industry verticals.  This is a result of a significant effort made by the Company to diversify both its industry concentration and client base over the past several years.

Business Mix - Revenues

	Three Months Ended March 31,
Business Line/Vertical	2010	2009
eCommerce/Direct-to-Consumer	46.3%	39.1%
Direct Marketing	35.5	27.9
Modems & Telecommunications products	15.4	26.5
Business-to-Business (“B2B”)	2.8	6.5
	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of fulfillment and customer support services for a significant number of eCommerce, retail and direct marketing clients, including such companies as Target.com, a Division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Spanx, Microsoft, Inc., Product Partners and Thane International.  We take orders for our retail, eCommerce and direct marketing clients via the Internet, through customer service representatives at our Pueblo and Reno call centers or through direct electronic transmission from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received.  Inventory for our retail, eCommerce and direct marketing clients is held on a consignment basis, with minor exceptions, and includes items such as shoes, dresses, accessories, books, electronics, small appliances, home accessories, sporting goods and toys.  Our revenues are sensitive to the number of orders and customer service calls received.  Our client contracts do not guarantee volumes.  We anticipate that the percentage of our total revenues attributable to our retail and eCommerce and direct-to-consumer clients will increase during the remainder of 2010 as we continue to see growth in our customers from this group of clients to be higher than our other client categories.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business-to-Business.  The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including NAPA and The Walt Disney Company.  We have not concentrated efforts to grow our client base in this area, and due to the combination of the recent loss of a client and current economic conditions, we expect this vertical of our business to remain a small percentage of our total revenues throughout the rest of 2010.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2010 and 2009.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended March 31,
	2010	2009

Service revenues	82.8%	85.7%
Freight revenues	17.2	14.3
Total Revenues	100.0%	100.0%

Cost of service revenues	37.9	37.0
Freight expense	17.0	14.1
Selling, general and administrative expenses	45.5	37.6
Depreciation and amortization	4.4	4.2
Operating (loss) income	(4.8)	7.1
Other expense, net	0.2	0.4
(Loss) income before income taxes	(5.0)	6.7
Income tax benefit	-	-
Net (loss) income	(5.0)%	6.7%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Service Revenues.  Net service revenues decreased 35.0% to $16.0 million for the three months ended March 31, 2010 from $24.7 million for the three months ended March 31, 2009.  This decrease was attributable to  i) a $4.3 million decrease in revenue from our DSL-Modem clients due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment organization: ii) a $2.2 million decrease in revenue from our eCommerce vertical due to the loss of the Smith & Hawken business and the loss of clients serviced in the Romeoville facility, which was closed in October 2009: iii) a $1.1 million decrease in revenue from our direct marketing clients resulting from the loss of a client, reduced volumes from the remaining clients due to the negative economic conditions, offset by revenue from the addition of a new client: and iv) a $854,000 reduction in revenue from our B2B clients due to the loss of a client that was being serviced out of our Romeoville, Illinois facility and reduced volumes from existing clients.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freight Revenues. The Company’s freight revenues decreased 19.3% to $3.3 million for the three months ended March 31, 2010 from $4.1 million for the three months ended March 31, 2009.  The $794,000 decrease in freight revenues is primarily attributable to the reduction in volumes from our direct marketing clients.  Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues. Cost of service revenues decreased 31.1% to $7.3 million for the three months ended March 31, 2010, compared to $10.7 million for the three months ended March 31, 2009.  Cost of service revenues as a percent of service revenues increased to 45.8% from 43.2%.  This increase in cost of service revenues as a percent of service revenues is mainly due to a change in our mix of customers.

Freight Expense.  The Company’s freight expense decreased 18.9% to $3.3 million for the three months ended March 31, 2010 compared to $4.1 million for the three months ended March 31, 2009 due to the decrease in freight revenue for the reasons discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended March 31, 2010 decreased to $8.8 million, or 45.5% of total revenues, compared to $10.8 million, or 37.6% of total revenues, for the same period in 2009.  The decrease in S,G&A expenses primarily resulted from a $1.5 million decrease in facility, equipment, account services and fulfillment management expense as a result of closing the Romeoville facility, staffing reductions due to the loss of clients, facility lease negotiations to reduce costs, and a $533,000 reduction in other costs due to cost savings efforts. S,G&A expenses as a percentage of total revenue increased due to the decision to maintain facility and administrative capacity to support projected future growth in the face of the decreased service revenue described above.

Interest Expense.  Interest expense for the three months ended March 31, 2010 and 2009 was $39,000 and $106,000, respectively.  The decrease in interest expense was due to the Company having reduced the amount of average debt outstanding on its Credit Facility to $297,000 during the three months ended March 31, 2010 from $7.4 million during the same quarter in 2009.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the loss for the three months ended March 31, 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2010. Income taxes associated with income for the three months ended March 31, 2009 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company has a revolving credit facility with Wachovia Bank, (the Credit Facility) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009  when the Company entered into a Fourth Amended and Restated Loan and Security Agreement  (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”) setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012.   The 2009 Credit Facility maintains a security interest in all of the Company’s assets.  There was no amount outstanding as of March 31, 2010 under the Credit Facility.

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

As described in Note 7 – Subsequent Events – the Company entered into Amendment No. 1 (the “First Amendment”) to the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Bank, National Association (the “Bank”) on May 14, 2010 to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the Credit Facility and to avoid projected future noncompliance with certain financial covenants. The 2009 Credit Agreement as amended by the First Amendment contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants which establish maximum annual Capital Expenditures, minimum Excess Availability, maximum monthly and cumulative loss covenants for 2010 and a minimum Fixed Charge Coverage Ratio of between 0.35 and 1.35 for 2011 through maturity of the Credit Facility in June 2012 (as each of these terms is defined in the 2009 Credit Agreement and First Amendment).  The 2009 Credit Agreement as amended by the First Amendment also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 150 days.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  The Company was in compliance with all terms of the Credit Facility at March 31, 2010.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $11.1 million at March 31, 2010.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at March 31, 2010 amounted to $11.1 million.  There were no amounts borrowed under the Credit Facility at March 31, 2010 however the value of reserves and letters of credit outstanding at that date totaled $2.6 million.  As a result, the Company had $8.6 million of borrowing availability under the Credit Facility at March 31, 2010.

For the three months ended March 31, 2010, we recorded interest expense of $2,000 on the Credit Facility at a weighted average interest rate of 3.06%.  The rate of interest being charged on the Credit Facility at March 31, 2010 was 3.25%.  For the three months ended March 31, 2009, we recorded interest expense of $55,000 on the Credit Facility at a weighted average interest rate of 2.96%.  The rate of interest being charged on the Credit Facility at March 31, 2009 was 3.75%. The Company also incurred unused Credit Facility fees of approximately $17,000 and $12,000 for the three months ended March 31, 2010 and 2009 respectively, which unused Credit Facility fees are included in the total interest expense of $39,000 and $106,000 for the three months ended March 31, 2010 and 2009 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The presentation of the statement of cash flows for the three months ended March 31, 2009 has been changed to conform to the presentation for the current year of 2010. The change in noncurrent assets and liabilities for operating activities was moved from investing activities.

For the three months ended March 31, 2010, the Company generated positive cash from operating activities of $1.0 million compared to $5.3 million positive cash flow from operations in 2009.  The $4.3 million decrease for the three months ended March 31, 2010 from the same period in 2009 was mostly due to the combined result of generating a net loss of $973,000 for the period compared to generating a net profit of $1.9 million in the prior period, and the net effect of all working capital accounts providing $1.0 million of cash during the three months ended March 31, 2010 compared with the net effect of all working capital accounts providing $2.2 million of cash during the prior period.  The changes in working capital accounts for the three months ended March 31, 2010 and 2009 resulted mainly from i) the combined effect of reductions in accounts receivable of $1.7 million in 2010 compared to $4.6 million in 2009 due to both improved collection efforts and lower revenues: ii) reductions in accounts payable of $542,000 in 2010 compared to $3.7 million in 2009 primarily due to reduced freight vendor payables impacted by reduced freight revenues: and iii) a $24,000 decrease in accrued expenses in 2010 compared to a $839,000 increase in accrued expenses in 2009 resulting from a $487,000 decrease in accrued labor costs in 2010 compared to a $668,000 increase in accrued labor costs in 2009 offset by iv) a $880,000 increase in inventory in 2010 compared to a $640,000 decrease in inventory in 2009 caused by changes in the terms of services provided to a customer that is obligated to ultimately purchase the inventory.  Additionally, non cash expenses for depreciation, which are included in net income, were $848,000 compared to $1.2 million for the three months ended March 31, 2010 and 2009 respectively.

During the three month periods ended March 31, 2010 and 2009, net cash used in investing activities consisted mainly of capital expenditures and were relatively unchanged at $293,000 and $276,000 respectively.

During the three months ended March 31, 2010, there was no net cash provided by or used in financing activities as there were no advances outstanding on the Credit Facility at both December 31, 2009 and March 31, 2010.  For the same three months ended March 31, 2009, there was $5.0 million of cash used to repay outstanding advances on the Credit Facility.  Additionally, the Company incurred $115,000 of loan commitment fees in March 2009 as a result of the renewal of the Credit Facility with Wachovia Bank.  During the three months ended March 31, 2010, the Company repaid $59,000 of principal outstanding on the $758,000 capital lease incurred in June 2009.

The Company estimates that its cash and financing needs through the rest of 2010 will be met by cash flows from operations and availability under the Credit Facility.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 1 to the condensed financial statements in this Form 10-Q and Note 2 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.  The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Goodwill and Other Acquired Intangibles.    The Company accounts for goodwill and other intangible assets in accordance with ASC topic No. 350 - Business Combinations and Reorganizations.  Under ASC topic No. 350, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.  At December 31, 2009, in accordance with ASC topic No. 350, the Company determined that the carrying value of its goodwill should be $0 resulting in a non-cash impairment charge of $25.2 million at December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2010 and December 31, 2009 was approximately $22.4 million and $22.1 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $46.7 million at December 31, 2009 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $20.7 million and $20.3 million has been recorded as of March 31, 2010 and December 31, 2009, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three months ended March 31, 2010, the deferred tax benefit of $347,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.    When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC topic No. 820 - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC topic No. 820 was effective for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis for fiscal years beginning after November 15, 2007, with earlier application encouraged.  There was no impact on the Company’s financial statements upon adoption on January 1, 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2008, the FASB issued  an update to ASC topic No. 260 – Earnings per Share, which requires all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be included in the number of shares outstanding in basic and diluted EPS calculations.  ASC topic No. 260, as it relates to unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, became effective on January 1, 2009.  As a result, our 525,956 restricted shares which are unvested but carry a non-forfeitable right to cash dividends have been included in our earnings per share calculations for all periods presented in our financial statements.

In May 2009, the FASB issued ASC topic No. 855 – Subsequent Events, which establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC topic No. 855 identifies the period after a balance sheet date, the circumstances under which an entity should recognize events or transactions and the disclosures an entity should make regarding events which occur after the balance sheet date.  The Company immediately adopted ASC topic No. 855 which became effective for all interim or annual financial periods ending after June 15, 2009.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company does not transact any sales in foreign currency.  To the extent that the Company has borrowings outstanding under its Credit Facility and its second lien term loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and the Company has no long-term purchase commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s system of internal control over financial reporting during the period covered by this report.

Part II – Other Information

Item 5 – Exhibits

Exhibits:

10.30(a)*
Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated May 14, 2010 (confidential treatment has been requested for certain portions of Amendment No.1)

10.32*
Innotrac Corporation 2010 Stock Award Plan (supersedes the Innotrac Corporation 2010 Stock Award Plan filed with the Commission on March 31, 2010 as Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: May 17, 2010	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)