Form 10-Q
period 2010-09-30
INNOTRAC CORP
filed 2010-11-15
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from ______ to ______

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

Outstanding at November 3, 2010

Common Stock $.10 par value per share	12,334,804 Shares

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$551	$1,118
Accounts receivable (net of allowance for doubtful accounts of $238 at September 30, 2010 and $172 at December 31, 2009)	11,584	14,521
Inventories, net	3,663	3,093
Prepaid expenses and other	1,271	1,693
Total current assets	17,069	20,425

Property and equipment:
Rental equipment	144	163
Computer software and equipment	38,789	38,094
Furniture, fixtures and leasehold improvements	8,220	8,193
	47,153	46,450
Less accumulated depreciation and amortization	(35,257)	(32,733)
	11,896	13,717

Other assets, net	1,090	1,061

Total assets	$30,055	$35,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,194	$5,309
Line of credit	-	-
Accrued salaries	618	1,746
Accrued expenses and other	2,651	2,778
Total current liabilities	7,463	9,833

Noncurrent liabilities:
Deferred compensation	708	675
Equipment lease payable	191	370
Other noncurrent liabilities	643	446
Total noncurrent liabilities	1,542	1,491

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,860,759 shares issued and 12,334,804 shares outstanding at September 30, 2010 12,600,759 shares issued and 12,334,804 shares outstanding at December 31, 2009	1,286	1,260
Additional paid-in capital	66,578	66,528
Accumulated deficit	(46,814)	(43,909)
Total shareholders’ equity	21,050	23,879

Total liabilities and shareholders’ equity	$30,055	$35,203

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

Service revenues	$15,849	$19,402
Freight revenues	2,721	2,856
Total revenues	18,570	22,258

Cost of service revenues	7,040	8,625
Freight expense	2,657	2,856
Selling, general and administrative expenses	8,761	9,564
Depreciation and amortization	882	1,082
Total operating expenses	19,340	22,127
Operating (loss) income	(770)	131

Other expense:
Interest expense	51	42
Total other expense	51	42
(Loss) income before income taxes	(821)	89
Income taxes	-	167

Net loss	$(821)	$(78)

Loss per share:

Basic	$(0.06)	$(0.01)

Diluted	$(0.06)	$(0.01)

Weighted average shares outstanding:

Basic	12,861	12,601

Diluted	12,861	12,601

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

Service revenues	$47,216	$68,109
Freight revenues	9,162	10,515
Total revenues	56,378	78,624

Cost of service revenues	21,213	29,612
Freight expense	9,017	10,401
Selling, general and administrative expenses	26,308	31,142
Depreciation and amortization	2,614	3,398
Total operating expenses	59,152	74,553
Operating (loss) income	(2,774)	4,071

Other expense:
Interest expense	131	207
Total other expense	131	207
(Loss) Income before income taxes	(2,905)	3,864
Income taxes	-	167

Net (loss) income	$(2,905)	$3,697

(Loss) income per share:

Basic	$(0.23)	$0.29

Diluted	$(0.23)	$0.29

Weighted average shares outstanding:

Basic	12,777	12,601

Diluted	12,777	12,601

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,905)	$3,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,614	3,398
Provision for bad debts	87	41
Loss on disposal of fixed assets	9	9
Stock compensation expense-stock options	(2)	10
Stock compensation expense-restricted stock	78	56
Deferred income taxes	-	167
Decrease in other long-term assets	46	23
Increase in other long-term liabilities	196	23
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	2,850	10,714
(Increase) in inventory	(570)	(690)
Decrease in prepaid expenses and other	451	69
Decrease in accounts payable	(1,115)	(4,695)
Decrease in accrued expenses and other	(1,241)	(1,890)
Net cash provided by operating activities	498	10,932

Cash flows from investing activities:
Capital expenditures	(815)	(845)
Net change in noncurrent assets and liabilities	(9)	(34)
Net cash used in investing activities	(824)	(879)

Cash flows used in financing activities:
Net (repayments) under line of credit	-	(10,055)
Capital lease (payments) funding	(179)	62
Loan commitment fees	(62)	(151)
Net cash used in financing activities	(241)	(10,144)

Net (decrease) in cash and cash equivalents	(567)	(91)
Cash and cash equivalents, beginning of period	1,118	1,056
Cash and cash equivalents, end of period	$551	$965

Supplemental cash flow disclosures:

Cash paid for interest	$85	$165
Non-cash investing and financing activities:
Capital lease for computer equipment	$-	$560

See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of December 31, 2009 and September 30, 2010 (see Note 4).

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

Stock-Based Compensation Plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued an update to ASC topic No. 718 – Compensation – Stock Compensation, revising the required accounting for stock-based compensation.  The Company records compensation expense in the financial statements based on the fair value of all share based payments to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is performed on or after the required effective date. Under the requirements of ASC topic No. 718 the Company recorded $1,000 and $4,000 in compensation expense on stock options for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, the Company recorded ($2,000) and $10,000 in 2010 and 2009, respectively.  As of September 30, 2010, approximately $3,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 7 months.  In addition, the Company issued 265,956 restricted shares on April 16, 2007 and 260,000 restricted shares on March 29, 2010.  As a result, the Company recorded $29,000 and $19,000 in compensation expense for restricted shares for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, the Company recorded $78,000 and $56,000 in compensation expense for the restricted shares in 2010 and 2009, respectively.

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

The carrying value of our debt instrument, on which we had no amounts advanced or outstanding at both September 30, 2010 and December 31, 2009, approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of September 30, 2010.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

The carrying value of our Deferred Compensation – Rabbi Trust is a fully funded and fully invested plan which is adjusted to the market value, as reported by the independent plan administrator, of the investments as of each financial statement date with the offsetting change in value adjusted to the value of the liability to the employees who participate in the plan.

	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of December 31,2009
Deferred Compensation – Rabbi Trust (1)	$675	$-	$-	$675

Total	$675	$-	$-	$675

As of September 30, 2010
Deferred Compensation – Rabbi Trust (1)	$708	$-	$-	$708

Total	$708	$-	$-	$708

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

Change in Presentation.  The presentation of the statement of cash flows for the nine months ended September 30, 2009 has been changed to conform to the presentation for the current year of 2010.  The portion of “Net change in noncurrent assets and liabilities” relating to operating activities was moved from investing activities to operating activities.

Recent Accounting Pronouncements.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

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

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations or cash flows.

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wachovia Bank, (the “Credit Facility”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement  (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”) setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012.  The 2009 Credit Facility maintains a security interest in all of the Company’s assets.  There was no outstanding balance as of September 30, 2010 under the Credit Facility.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

On May 14, 2010, the Company entered into Amendment No. 1 (the “First Amendment”) to the Credit Facility with the Bank, to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to adjust 2010 and 2011 financial covenants under the Credit Facility for projected operating results.  The 2009 Credit Agreement, as amended by the First Amendment, contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing maximum annual Capital Expenditures, minimum Excess Availability, maximum monthly and cumulative loss covenants for 2010 and minimum Fixed Charge Coverage Ratio of between 0.35 to 1.35 for 2011 through maturity of the Credit Facility in June 2012 (as each of these terms is defined in the 2009 Credit Agreement and First Amendment).  The 2009 Credit Agreement as amended by the First Amendment also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 150 days.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance outstanding on its line of credit, that amount is classified as a current liability.  The Company was in compliance with all terms of the Credit Facility at September 30, 2010.

Although the maximum borrowing limit was $15.0 million at September 30, 2010, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $9.9 million at September 30, 2010.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at September 30, 2010 amounted to $9.9 million.  There were no borrowings outstanding under the Credit Facility at September 30, 2010 and the value of reserves and letters of credit at that date totaled $4.1 million.  As a result, the Company had $5.9 million of borrowing availability under the Credit Facility at September 30, 2010.

On May 29, 2009, the Company entered into a $758,000 three year financing agreement for the purchase of computer equipment.  The lease was recorded as a capital lease at June 30, 2009 with the first installment under the lease due in July 2009 and payable monthly. For the three months ended September 30, 2010, the Company repaid $60,000 of principal outstanding and $7,000 of interest expense related to the capital lease.  For the nine months ended September 30, 2010, the Company repaid $179,000 of principal outstanding and $22,000 of interest expense related to the capital lease.

For the three months ended September 30, 2010, we recorded interest expense of $8,000 on the Credit Facility at a weighted average interest rate of 3.31%.  The rate of interest being charged on the Credit Facility at September 30, 2010 was 3.26%.  For the three months ended September 30, 2009, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.64%.  The Company also incurred unused Credit Facility fees of approximately $17,000 and $18,000 for the three months ended September 30, 2010 and 2009 respectively, which unused Credit Facility fees are included in the total interest expense of $51,000 and $42,000 for the three months ended September 30, 2010 and 2009 respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

For the nine months ended September 30, 2010, we recorded interest expense of $11,000 on the revolving credit agreement at a weighted average interest rate of 3.27%.  For the nine months ended September 30, 2009, we recorded interest expense of $92,000 at a weighted average rate of 3.17% on the revolving credit agreement.  The Company also incurred unused revolving credit facility fees of approximately $51,000 and $41,000 for the nine months ended September 30, 2010 and 2009, respectively.  Additionally, the Company reported total interest expense of $131,000 and $207,000 the nine months ended September 30, 2010 and 2009, respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted earnings per share:
Weighted average shares (including 525,956 participating securities at September 30, 2010 and 265,956 participating securities at September 30, 2009)	12,861	12,601	12,777	12,601
Employee and director stock options	-	-	-	-
Weighted average shares assuming dilution	12,861	12,601	12,777	12,601

Options outstanding to purchase 936,000 shares of the Company’s common stock for the three and nine months ended September 30, 2010 and 1.2 million shares for the three and nine months ended September 30, 2009 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.   As a result, we have included 525,956 restricted shares, 265,956 issued on April 16, 2007 and 260,000 issued on March 29, 2010, in our calculation of basic and diluted EPS for current and prior periods.  Under the terms of their issuance, as defined in shareholder approved compensation plans, the restricted shares have immediate voting rights but vesting of the shares does not occur until the earlier of a change in control or in accordance with a schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of their respective issuance dates.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

4. INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of September 30, 2010 and December 31, 2009 was approximately $22.9 million and $22.1 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created mainly by a special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $46.7 million at December 31, 2009 that expires between 2020 and 2027.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with tax losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.4 million and $20.3 million has been recorded as of September 30, 2010 and December 31, 2009, respectively.  Income taxes associated with future taxable earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three and nine months ended September 30, 2010, the deferred tax benefit of $336,000 and $1.0 million, respectively, was offset by a corresponding increase of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

In June 2006, the FASB issued an update to ASC topic No. 740 which clarifies the accounting for uncertainty in tax positions. This update to ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company adopted ASC topic No. 740 effective January 1, 2007.  The Company had a gross deferred tax asset of approximately $22.1 million at December 31, 2009, which did not change significantly during the nine months ended September 30, 2010.  As discussed in Note 7 to the financial statements in the 2009 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that deferred tax assets will not be realized.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at September 30, 2010.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of September 30, 2010, we have no accrued interest or penalties related to uncertain tax positions.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

6. RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934.  The Company promptly conducted an investigation of the matter.  IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 3, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006.  In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante.  The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful.  The Company has not recorded any estimated receivable from this settlement.  Additionally, the Federal Court has prohibited the financial institutions holding Company stock owned by the IPOF Fund L.P. and Mr. Dadante in margin accounts from selling any of these shares through December 1, 2010.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, L.P. and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

7.	SUBSEQUENT EVENTS

In accordance with FASB ASC topic No. 855 – Subsequent Events, general standards are established for the accounting and disclosures of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued.  For the three and nine months ended September 30, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, and determined no adjustment or additional disclosure is needed.

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

Business Mix – Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line/Vertical	2010	2009	2010	2009
eCommerce / Direct to Consumer	51.2%	49.6%	48.6%	43.9%
Direct Marketing	29.2	27.8	32.6	26.8
Modems & Telecommunications	17.1	19.5	16.0	23.6
Business-to-Business (“B2B”)	2.5	3.1	2.8	5.7
	100.0%	100.0%	100.0%	100.0%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Near the end of the second quarter ended June 30, 2010, we began shipping direct line telephones under a contract with AT&T.  Under this new program, the Company owns inventory until delivery to the customer with payment for the inventory occurring pursuant to a five month installment sale agreement.  Revenues generated under this program are based on the invoiced value of the telephone plus shipping to the end consumer.  Cost of revenues for this program includes the combined cost of the telephone, warehouse order fulfillment costs and shipping.  In this quarterly report for the nine months ended September 30, 2010, revenues and costs of revenue are reported in service revenue, freight revenue, cost of service revenue and cost of freight revenue.  Revenues from this line of business represented less than 2% of total revenues of the Company for the three months ended September 30, 2010 and less than 1% of total revenues for the nine months ended September 30, 2010.

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

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2010 and 2009.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service revenues	85.3%	87.2%	83.7%	86.6%
Freight revenues	14.7	12.8	16.3	13.4
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	37.9	38.7	37.6	37.7
Cost of freight expense	14.3	12.8	16.0	13.2
Selling, general and administrative expenses	47.2	43.0	46.7	39.6
Depreciation and amortization	4.7	4.9	4.6	4.3
Operating (loss) income	(4.1)	0.6	(4.9)	5.2
Other expense, net	(0.3)	(0.2)	(0.2)	(0.3)
(Loss) income before income taxes	(4.4)	0.4	(5.1)	4.9
Income tax (expense)	-	(0.8)	-	(0.2)
Net (loss) income	(4.4)%	(0.4)%	(5.1)%	4.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Service Revenues.  Net service revenues decreased 18.3% to $15.8 million for the three months ended September 30, 2010 from $19.4 million for the three months ended September 30, 2009.  This decrease was primarily attributable to i) a $1.4 million decrease in revenue from our eCommerce vertical due to the loss of the Smith & Hawken business when its parent decided to liquidate its operations in October 2009, the loss of clients serviced in the Romeoville facility, which was closed in October 2009 and net reductions in volumes from existing clients; ii) a $800,000 decrease in revenue from our direct marketing clients mainly resulting from reduced volumes from existing clients due to the negative economic conditions partially offset by revenue from the addition of a new client;  iii) a $600,000 decrease in revenue from our DSL-Modem clients due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment organization and reduced volumes from existing clients; iv) a $500,000 reduction in revenue from our Telecom clients due to AT&T discontinuing consumer phone sales, which was partially offset by the new program that began near the end of the second quarter ended June 30, 2010 as discussed above; and v) a $100,000 reduction in revenue from our B2B clients due to the loss of a client that was being serviced out of our Romeoville, Illinois facility and reduced volumes from existing clients.

Freight Revenues. The Company’s freight revenues decreased 4.7% to $2.7 million for the three months ended September 30, 2010 from $2.9 million for the three months ended September 30, 2009.  The $135,000 decrease in freight revenues is primarily attributable reduced volumes from existing B2B and direct marketing clients offset by freight revenue from the addition of a new client.  Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues. Cost of service revenues decreased 18.4% to $7.0 million for the three months ended September 30, 2010, compared to $8.6 million for the three months ended September 30, 2009.  The decrease in cost of service revenues was primarily due to reductions in labor costs as volumes and revenue decreased.  Cost of service revenues as a percent of service revenues decreased slightly to 37.9% from 38.7%.

Freight Expense.  The Company’s freight expense decreased 7.0% to $2.7 million for the three months ended September 30, 2010 compared to $2.9 million for the three months ended September 30, 2009 due to the decrease in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended September 30, 2010 decreased to $8.8 million, or 47.2% of total revenues, compared to $9.6 million, or 43.0% of total revenues, for the same period in 2009.  The decrease in S,G&A expenses primarily resulted from a $1.0 million decrease in facility, equipment, account services and fulfillment management expense as a result of closing the Romeoville facility, facility lease negotiations to reduce costs, and a $200,000 net increase in all other S,G&A costs.

Interest Expense.  Interest expense for the three months ended September 30, 2010 and 2009 was $51,000 and $42,000, respectively.  The increase in interest expense was due to the Company having increased the amount of average debt outstanding on its Credit Facility to $966,000 during the three months ended September 30, 2010 from $104,000 during the same quarter in 2009, a result of more consistent use of the line during 2010 as compared to 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2010 and 2009 was 0% and 188%, respectively.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  The income tax benefit associated with our operating loss for the three months ended September 30, 2010 was offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended September 30, 2010.  Income taxes associated with income for the three months ended September 30, 2009 were offset by a corresponding decrease in the valuation allowance and tax expense of $167,000 for the three months ended September 30, 2009 related to the difference between financial and tax reporting of goodwill amortization was recorded.  At December 31, 2009, the Company recorded a 100% impairment of goodwill resulting in the reversal of the $167,000 tax expense.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Service Revenues.  Net service revenues decreased 30.7% to $47.2 million for the nine months ended September 30, 2010 from $68.1 million for the nine months ended September 30, 2009.  This decrease was primarily attributable to i) a $8.0 million decrease in revenue from our DSL-Modem clients due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment organization and reduced volumes from existing clients; ii) a $6.8 million decrease in revenue from our eCommerce vertical due to the loss of the Smith & Hawken business, the loss of clients serviced in the Romeoville facility, which was closed in October 2009 and a net reduction in volumes from existing clients; iii) a $3.1 million decrease in revenue from our direct marketing clients mainly resulting from reduced volumes from existing clients due to the negative economic conditions, offset by revenue from the addition of a new client; iv) a $1.8 million reduction in revenue from our B2B clients due to the loss of a client that was being serviced out of our Romeoville, Illinois facility and reduced volumes from existing clients; and v) a $1.2 million reduction in revenue from our Telecom clients due to AT&T discontinuing consumer phone sales, which was partially offset by the new program that began near the end of the second quarter ended June 30, 2010 discussed above.

Freight Revenues. The Company’s freight revenues decreased 12.9% to $9.2 million for the nine months ended September 30, 2010 from $10.5 million for the nine months ended September 30, 2009.  The $1.3 million decrease in freight revenues is primarily attributable to reduced volumes from existing B2B and direct marketing clients offset by freight revenue from the addition of a new direct marketing client.  Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of service revenues. Cost of service revenues decreased 28.4% to $21.2 million for the nine months ended September 30, 2010, compared to $29.6 million for the nine months ended September 30, 2009.  The decrease in cost of service revenues was primarily due to reductions in labor costs as volumes and revenue decreased.  Cost of service revenues as a percent of service revenues decreased slightly to 37.6% from 37.7%.

Freight Expense.  The Company’s freight expense decreased 13.3% to $9.0 million for the nine months ended September 30, 2010 compared to $10.4 million for the nine months ended September 30, 2009 due to the decrease in freight revenue for the reasons listed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the nine months ended September 30, 2010 decreased to $26.3 million, or 46.7% of total revenues, compared to $31.1 million, or 39.6% of total revenues, for the same period in 2009.  The decrease in S,G&A expenses primarily resulted from a $4.2 million decrease in facility, equipment, account services and fulfillment management expense as a result of closing the Romeoville facility, facility lease negotiations to reduce costs, and a $600,000 net reduction in other costs due to cost savings efforts offset by increased costs related to sales and marketing and worker’s compensation loss reserves. S,G&A expenses as a percentage of total revenue increased due to the decision to maintain facility and administrative capacity to support projected future growth in the face of the decreased service revenue described above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense.  Interest expense for the nine months ended September 30, 2010 and September 30, 2009 was $131,000 and $207,000, respectively.  The decrease in interest expense was due to the Company having reduced the amount of average debt outstanding on its Credit Facility to $451,000 during the nine months ended September 30, 2010 from $3.8 million during the same period in 2009, a result of more consistent use of the line during 2009 as compared to 2010.

Income Taxes. The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 0% and 4.3%, respectively.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  The income tax benefit associated with our operating loss for the nine months ended September 30, 2010 was offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the nine months ended September 30, 2010.  Income taxes associated with income for the nine months ended September 30, 2009 were offset by a corresponding decrease in the valuation allowance and tax expense of $167,000 related to the difference between financial and tax reporting of goodwill amortization was recorded.  At December 31, 2009, the Company recorded a 100% impairment of goodwill resulting in the reversal of the $167,000 tax expense.

Liquidity and Capital Resources

The Company has a revolving credit facility with Wachovia Bank, (the “Credit Facility”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009  when the Company entered into a Fourth Amended and Restated Loan and Security Agreement  (the “2009 Credit Agreement”) with Wachovia Bank, National Association (the “Bank”) setting forth the new terms of the Credit Facility including a maturity date of June 30, 2012.   The 2009 Credit Facility maintains a security interest in all of the Company’s assets.  There was no outstanding balance as of September 30, 2010 under the Credit Facility.

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

On May 14, 2010, the Company entered into Amendment No. 1 (the “First Amendment”) to the Credit Facility to provide availability for certain accounts receivable and inventory which are currently excluded from collateral under the terms of the facility and to adjust 2010 and 2011 financial covenants under the Credit Facility for projected operating results.  The 2009 Credit Agreement, as amended by the First Amendment, contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants establishing maximum annual Capital Expenditures, minimum Excess Availability, maximum monthly and cumulative loss covenants for 2010 and minimum Fixed Charge Coverage Ratio of between 0.35 to 1.35 for 2011 through maturity of the Credit Facility in June 2012 (as each of these terms is defined in the 2009 Credit Agreement and First Amendment).  The 2009 Credit Agreement as amended by the First Amendment also defines as an event of default any termination of the employment of the Chief Financial Officer of the Company, if the Company fails to fill such position with a replacement acceptable to the Bank within 150 days.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance outstanding on its line of credit, that amount is classified as a current liability.  The Company was in compliance with all terms of the Credit Facility at September 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $9.9 million at September 30, 2010.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at September 30, 2010 amounted to $9.9 million.  There were no borrowings outstanding under the Credit Facility at September 30, 2010 and the value of reserves and letters of credit outstanding at that date totaled $4.1 million.  As a result, the Company had $5.9 million of borrowing availability under the Credit Facility at September 30, 2010.

For the three months ended September 30, 2010, we recorded interest expense of $8,000 on the Credit Facility at a weighted average interest rate of 3.31%.  The rate of interest being charged on the Credit Facility at September 30, 2010 was 3.26%.  For the three months ended September 30, 2009, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.64%.    The Company also incurred unused Credit Facility fees of approximately $17,000 and $18,000 for the three months ended September 30, 2010 and 2009 respectively, which unused Credit Facility fees are included in the total interest expense of $51,000 and $42,000 for the three months ended September 30, 2010 and 2009 respectively.

For the nine months ended September 30, 2010, we recorded interest expense of $11,000 on the revolving credit agreement at a weighted average interest rate of 3.27%.  For the nine months ended September 30, 2009, we recorded interest expense of $92,000 at a weighted average rate of 3.17% on the revolving credit agreement.  The Company also incurred unused revolving credit facility fees of approximately $51,000 and $41,000 for the nine months ended September 30, 2010 and 2009, respectively.  Additionally, the Company reported total interest expense of $131,000 and $187,000 the nine months ended September 30, 2010 and 2009, respectively.

The presentation of the statement of cash flows for the nine months ended September 30, 2009 has been changed to conform to the presentation for the current year of 2010.  The portion of “Net change in noncurrent assets and liabilities” relating to operating activities was moved from investing activities to operating activities.

For the nine months ended September 30, 2010, the Company generated $498,000 positive cash flow from operations compared to generating $10.9 million positive cash flow from operations for the same nine month period in 2009.  The $10.4 million decrease for the nine months ended September 30, 2010 from the same period in 2009 was due to the combined result of generating a net loss of $2.9 million for the period compared to generating a net income of $3.7 million in the prior period, and the net effect of all working capital accounts providing $462,000 of cash during the nine months ended September 30, 2010 compared with the net effect of all working capital accounts providing $3.5 million of cash during the prior period.  The changes in working capital accounts for the nine months ended September 30, 2010 and 2009 resulted mainly from i) the combined effect of reductions in accounts receivable of $2.9 million in 2010 compared to $10.8 million in 2009 due to lower revenues;  offset by ii) reductions in accounts payable of $1.1 million in 2010 compared to $4.7 million in 2009 and reductions in accrued expenses of $1.2 million in 2010 compared to $1.9 million in 2009 primarily due to reduced freight and supply vendor payables impacted by reduced total revenues.  Additionally, non cash expenses for depreciation, which are included in net income, were $2.6 compared to $3.4 million for the nine months ended September 30, 2010 and 2009 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine month period ended September 30, 2010 and 2009, net cash used in investing activities consisted mainly of capital expenditures and decreased to $815,000 at September 30, 2010 from $845,000 at September 30, 2009.

During the nine months ended September 30, 2010, there was $241,000 cash used by financing activities due to $62,000 of expenses related to the First Amendment to the Credit Facility with Wachovia Bank and $179,000 of capital lease payments.  For the same nine months ended September 30, 2009, there was $10.1 million of cash used to repay outstanding advances on the Credit Facility.  Additionally, during the nine month period ended September 30, 2009, the Company incurred $151,000 of loan commitment fees as a result of the renewal of the Credit Facility with Wachovia Bank in March 2009 offset by $62,000 of advances under the capital lease entered into in May 2009.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of September 30, 2010 and December 31, 2009 was approximately $22.9 million and $22.1 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created primarily by the special charge of $34.3 million recorded in 2000 and the net losses generated in 2002, 2003, 2005 and 2006.  Innotrac has a net operating loss carryforward of $46.7 million at December 31, 2009 that expires between 2020 and 2027.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.4 million and $20.3 million has been recorded as of September 30, 2010 and December 31, 2009, respectively.  Income taxes and income tax benefits associated with future earnings and losses will be offset by the utilization of or increases in the net operating loss carryforward resulting in a reduction in or increase in the valuation allowance respectively.  For the nine months ended September 30, 2010, the deferred tax benefit of $1.0 million was offset by a corresponding increase of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations or cash flows.

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

INNOTRAC CORPORATION
(Registrant)

Date: November 15, 2010	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)