Form 10-K
period 2010-12-31
INNOTRAC CORP
filed 2011-03-31
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Name of each exchange on which registered:  The NASDAQ Capital Market.

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

Yes    ☐             No    ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter was $3,173,498 based on the closing sale price of the Common Stock as reported by the NASDAQ Capital Market on such date.  See Item 12.

At March 22, 2011, there were 12,860,759 shares of Common Stock, par value $0.10 per share, outstanding, which includes 525,956 restricted shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2010.

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

Innotrac’s core competencies include:

●     Fulfillment Services:

●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping and freight optimization modeling for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management
●	returns management
●	eCommerce consulting and integration

●     Customer Support Services:

●	inbound call center services
●	technical support and order status
●	returns and refunds processing
●	call center integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat
●	intuitive e-mail response

The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Microsoft, AT&T, Qwest, Beachbody, LLC and Thane International.  We take orders for our, eCommerce, retail and direct marketing clients via the internet, through customer service representatives at our Pueblo, Colorado call center or through direct electronic transmissions from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our seven fulfillment centers located across the country, and are shipped to the end consumer or retail store location, as applicable, typically within 24 hours of when the order is received.  Inventory is held on a consignment basis, with certain exceptions, and includes items such as clothing, brand name promotional accessories, books, electronics, small appliances, home accessories, sporting goods and toys.

The following table sets forth the percentage of service revenues generated by the Company’s various customer business verticals during 2010 and 2009:

	2010	2009
eCommerce/Direct to Consumer	51.9%	47.5%
Direct Marketing	30.8	25.3
Modems and Telecommunications products	14.9	22.2
B2B	2.4	5.0
	100.0%	100.0%

The Company is a major provider of fulfillment and customer support services to eCommerce/Direct to Consumer and Direct Marketing industries.  For eCommerce and Direct to Consumer businesses, we provide complete integration capabilities between a client’s order entry systems, internet shopping carts, PCI Level 1 compliant credit card processors and product supply sources.  Our warehouse management systems provide real time reporting on order fulfillment, stock availability and freight carrier shipment tracking to the end consumer. Our technology integration strategy provides the ability to quickly develop client specific gateways between the major providers of website design hosting services while providing Electronic Data Interface reporting to client based management systems.

In early 2011, we created Innotrac Europe GmbH, a joint venture with PVS Fulfillment-Services GmbH, an established provider of end to end fulfillment services in Europe.  This expansion is providing a fast to market solution to our United States based clients who want to enter the European market.  Additionally, eCommerce and retailers in Europe have easy visibility to Innotrac’s capabilities through on the ground marketing and business development efforts being employed with Innotrac Europe.

The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  Consolidation in the industry at the product supply level and changes in the technology of delivery mediums used by the telecommunications industry since 2000 has resulted in a lesser concentration of our service revenues to this industry.  We project our percent of total revenues from this vertical to be approximately 11% in 2011 compared to 15% in 2010.  In prior years, we had expected this decline in services to telecommunications and have focused our development of integration services and value added fulfillment to the eCommerce and Direct Marketing industries.

The Company also provides services including customer and distributer communication programs, retailer product rework/finishing services and supplier/retailer compliance reporting for business-to-business (“B2B”) clients including NAPA, The Walt Disney Company, and Spanx.

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

Fulfillment Services

Providing effective turnkey order fulfillment solutions for our clients’ products is our primary business.  Our capabilities in this area are described below:

Fulfillment.  We are committed to delivering our clients’ products to their customers on a timely and accurate basis.  Our personnel pick, pack, verify and ship product orders and requests for, shoes, clothing, electronic equipment, accessories, books, small appliances, home accessories, sporting goods and toys for our clients.  We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated and conveyorized systems utilizing radio frequency (“RF”) scanning. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients’ customers.  We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client’s marketing support program.  We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.  Recognizing the importance of minimizing the commoditized cost of freight to the end consumer, we developed our SmartHub planning tool to optimize utilization of our national footprint of fulfillment centers to service our client’s customer dispersion across the country.

Our operating locations have earned ISO 9001:2000 certification as follows: Atlanta in 2002 and again in 2010 after moving our fulfillment operations to a different facility, our first Hebron, Kentucky location in 2003, Pueblo in 2004, Chicago in 2005, Reno in 2006, our second Hebron, Kentucky location in 2008, and our Columbus location in 2009.   We are dedicated to providing quality service to our clients at every step in the fulfillment process.  To ensure order accuracy, shipment inspection and system driven validation are performed to verify the contents exactly match the order prior to shipment.  In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order.  Our 2010 order accuracy rate was 99.8%.

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

Technology

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs.  Our information technology group, or IT Group, has developed our database marketing support and management systems.  Innotrac has a technical integration platform written in Java over an Oracle database, which contains a complete web interface using XML-based Advanced Programming Interface tools that allows clients to transact with us electronically.  We deploy the solution running on Sun Solaris utilizing Veritas cluster server software, which provides a high availability computing environment.  Veritas backup software, DLT tape libraries and Oracle Hot backup capabilities allow us to backup our production Oracle databases online without interruption to the business unit. Our burstable bandwidth allows us to quickly increase data capacity.  Our NetApp storage solutions provide rapid access to data and the ability to scale quickly depending on business demands.  Network connectivity is achieved with Cisco routers and local directors.

The open architecture of our computer system permits us to seamlessly interact with many different types of client systems.  Our IT Group uses this platform to design and implement application software for each client’s program, allowing clients to review their programs’ progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters.  As the needs of a client evolve, our IT Group works with our client services team to modify the program on an ongoing basis.  Information can be exchanged via real-time XML, direct system integration, EDI, internet access and direct-dial applications.  We believe that our technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with theirs.  We believe that the integrity of client information is adequately protected by our data security system and our off-site disaster back-up facilities.

We primarily utilize the WMOS system from Manhattan Associates as our warehouse management system.  We use an internally-developed customized order management system (“OMS”) for clients at our various facilities.  WMOS is an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enable the effective management of high levels of throughput, from receiving through shipping.  WMOS provides efficiencies in inventory management, outbound distribution and task management. Optum warehouse management system is a highly configurable fulfillment solution for fast-moving, high volume, piece-pick operations suitable for our multi-channel retailers and catalogers.  OMS is fully integrated with a customized warehouse management solution and includes front-end customer relationship management capabilities, which is used by eCommerce clients as well as direct marketing clients.  Our CRMS / OMS offering is PCI DSS Level 1 compliant.

We believe that our use of different systems for different types of clients and products allows us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions.  The ACD system has the capacity to handle approximately 1,200 call center representatives and as of December 31, 2010 was supporting a capacity of approximately 450 representatives.  Additionally, the ACD system is integrated with workforce management software designed to enable management to staff and supervise the call center based on call length and call volume.  Our integrated systems allow the customer service representatives to enter orders received via telephone into their computer which transmits the data over T1 lines to our seven fulfillment centers’ order management systems where it is processed.  Shortly thereafter the product is picked, packed, verified and shipped to the customer.

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

As of March 1, 2011, we had approximately 1,250 full-time employees supported by temporary staff on an as-needed basis.  Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.  Currently, we are not a party to any collective bargaining agreements.  None of our employees are unionized.

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

As part of our fulfillment services, we maintain custody of, pack and manifest products, some of which are subject to Hazardous Material Handling regulations.  Our employees are trained and tested using our internal quality control systems to insure we maintain compliance with regulations of the Department of Transportation and Federal Aviation Administration.

Intellectual Property

We have used the service mark “Innotrac” since 1985 and have registered it and other marks used by us in our business through the US Patent and Trademark Office.  The “innotrac.com” domain name has been a registered domain name since 1995.  In early 2011 we applied for registration of the SmartHub trademark which we use to promote our freight optimization services for our clients.  We also own several other internet domain names.  Due to the possible use of identical or phonetically similar service marks by other companies in different businesses, there can be no assurance that our service marks will not be challenged by other users.  Our operations frequently incorporate proprietary and confidential information.  We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use and to deter misappropriation of our proprietary rights and trade secrets.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements concern the Company’s operations, performance and financial condition, including, in particular, whether Innotrac will succeed in growing its existing client base and developing new business.  They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties.  Many of these uncertainties are beyond Innotrac’s control.  Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A “Risk Factors.”  Those are representative of factors that could affect the outcome of the forward-looking statements.  These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.  The Company qualifies as a “smaller reporting company” under Regulatory Relief Release 33-8876 which became effective February 4, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	53	Chairman of the Board, President and Chief Executive Officer

Larry C. Hanger	56	Senior Vice President—Client Services

Robert J. Toner	47	Senior Vice President—Chief Operating Officer

Salil J. Kulkarni	43	Senior Vice President—Information Technology

George M. Hare	55	Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

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

Mr. Kulkarni joined Innotrac in March 2011 with over 24 years of experience managing IT and eBusiness strategy and implementation and serves as Senior Vice President-Information Technology.  Mr. Kulkarni’s experience includes his leadership roles in the internationalization of OS/2 Netscape Navigator for use in the Nagano Olympics and the introduction of Chinese versions of OS/2 WarpBM. Mr. Kulkarni and his team are responsible for developing, maintaining and enhancing the technology infrastructure that supports Innotrac operations and our clients’ programs. Prior to joining Innotrac, Mr. Kulkarni served as CIO of John H. Harland Company, a financial and educations services firm, CIO of one of Equifax’s business units and Vice President of eCommerce for Fifth Third Bank in Cincinnati.

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

The overall economy experienced a downturn in the later part of 2008, which continued throughout 2009 and most of 2010.  Although the latter half of 2010 showed signs of recovery overall, our client’s volumes during 2010 did not recover to pre 2009 levels and economic forecasts have not resulted in a consensus of when a general strengthening of the economy will occur.  Innotrac provides sufficient capacity in its fulfillment operations and electronic data processing systems to support growth in our customers’ business and service those customers during seasonal volume increases.  The investment in that capacity can result in an underutilization in our invested assets during a significant or prolonged economic downturn.  Furthermore, we lease our buildings with lease terms long enough to secure competitive lease rates, but which expose us to the term of the real property leases limiting our flexibility to reduce fixed capacity for periods of economic downturns.  We service varied client business lines and industry verticals which provide some level of protection for such downturns.  Our ability to achieve improved operating results will be partially effected by the speed and strength of any recovery from the current economic downturn.  A prolonged recovery period or a new significant multi-vertical downturn could adversely affect our future results.

We rely on a small number of large clients.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, or if we experience unanticipated costs implementing systems and ramping up our services for new clients, our business could be adversely affected.

Innotrac focuses on developing long-term contractual relationships with large corporations.  A relatively small number of our clients account for a significant portion of our revenues.  Our ten largest clients accounted for 78.7% of our revenue in 2010.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected.  Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot assure you that we will be able to replace or supplement that client with others that generate comparable revenues or profits.  During 2009, five of our largest clients were materially affected by the economy with two clients lost due to the decision by one client’s parent company to exit the business entirely and another client moving fulfillment services in-house following its merger with a larger company.  Although we believe growth of our existing client base, improvement in the economic climate and continued cost reduction efforts will partially offset the financial impact of this reduced revenue, our future operating results will rely heavily on our ability to sell new business.  Such projected new business may not develop and the future loss of any other large account could adversely affect our future results.

Noncompliance with any of the covenants under our revolving credit agreement would allow our lender to declare any outstanding amounts to be immediately due and payable.

Our revolving line of credit agreement contains financial, change of ownership control and other restrictive covenants.  Noncompliance with any of the covenants would allow the lender to declare any outstanding borrowed amounts to be immediately due and payable.  From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender.  We were in compliance with the fixed charge coverage ratio covenant and other reporting requirements of the credit agreement as of December 31, 2010 and March 31, 2011.  If our operating results in the future result in our inability to comply with the existing covenants and we were unable to obtain an amendment, our credit ratings could be negatively affected impairing our ability to finance our operations which could have a material adverse effect on our financial performance and condition.

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

If we fail to maintain our technological capabilities or respond effectively to technological changes, our business, results of operations and financial condition could be materially adversely affected.  We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients’ needs and maintain competitiveness.  Our Reno system, which provides service to several of our clients, is completely customized and therefore not supported by third party providers.  We are heavily reliant on a small number of developers.  If these developers leave, it could materially adversely affect our business.  We provide details about our technology in “Business - Technology” in Item 1.

Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.

As of December 31, 2010, Innotrac officers and directors owned approximately 47.8% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and its affiliates held approximately 33.6%.  These ownership positions have resulted in a lack of liquidity in our common stock.  Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 33.6% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.  This concern is ameliorated to some degree by the prohibition by the Federal Court for an indefinite period on sales of our shares by financial institutions that hold the shares in margin accounts.  The Company continues to engage in discussions from time to time with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  If the Federal Court were to not continue this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Currently, the Company leases all of its facilities.  The Company’s corporate headquarters is located in Johns Creek, Georgia, a suburb of Atlanta.  The office lease includes 25,000 square feet and expires on March 31, 2015.

Due to existing customer growth, Innotrac increased its warehouse and fulfillment center space located in Lawrenceville, Georgia to 200,000 square feet in early 2011 from 115,000 square feet leased in 2010.  The Lawrenceville facility lease expires on January 31, 2013.

In October 2009 we extended our Pueblo, Colorado facility to include an expiration date of November 30, 2014.  The facility provides approximately 87,000 square feet of floor space.  Approximately 45,000 square feet are used as a call center, as well as quality assurance, administrative, training and management space.  This call center can support 450 workstations of which we utilized over 200 during seasonal activity in November and December 2010.  It currently operates from 5:00 am MT to 11:00 pm MT seven days per week.  The remaining 40,000 square feet are used for fulfillment services.

We operate a facility in Reno, Nevada that consists of over 280,000 square feet and includes administrative office space, a 250,000 square foot fulfillment center and an additional 35,000 square feet of space which previously supported a 200 workstation call center.  During 2009 we renegotiated the Reno facility lease agreement to reduce the square footage of the fulfillment center to approximately 193,000 however in September 2010, due to the addition of new clients and growth of existing clients, we again renegotiated the lease to have use of the entire 250,000 square foot fulfillment center.  The existing lease expires on December 31, 2012 with a right to renew for an additional 2 years through December 31, 2014.

We operate a 354,000 square foot facility in Bolingbrook, Illinois.  The lease for this facility was initiated in July 2001.  This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space with a lease expiration date of December 31, 2013.

We operate a facility in Hebron, Kentucky that initially consisted of approximately 396,000 square feet of fulfillment and warehouse space.  Until October 2009, the facility was used primarily for a single client.  On July 5, 2009, the parent company of our client announced its decision to liquidate the client’s operations resulting in the Company ceasing to provide services to that client in October 2009.  In December 2009, we renegotiated the lease for the building to reduce the square footage from 396,000 to 198,000, with an option to expand as customer needs dictate.  We have since added one new customer, provided a more cost effective multiple fulfillment site solution for another customer by splitting the existing customer’s orders between this facility and our Reno facility and project to begin servicing several new smaller customers from the facility during 2011.  The lease on the 198,000 square feet expires on February 28, 2015 and we have a first right of refusal to lease the remaining 198,000 during that same term.

In December 2005, we entered into a multiple year lease of a new building with an expiration date of June 30, 2011 for a second facility in Hebron, Kentucky.  This facility provides approximately 650,000 square feet of fulfillment and warehouse space for our Target.com operations, which began in the second quarter of 2006. In March 2011, we signed an amendment extending the lease term through December 31, 2016 at a reduced rate.

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

In 2006 and 2007, certain investors in the IPOF Fund asserted claims against the Company and/or certain of its officers and directors in separate litigation actions.  These actions are captioned Small, et al. v. Regalbuto, et al., which asserts claims against the Company, and Amantea, et al. v. Innotrac, Inc., et al. (the court docket in the Amantea action misidentifies the Company as “Innotrac, Inc.”), which asserts claims against the Company and certain current and former officers and directors of the Company, both in the United States District Court for the Northern District of Ohio.  The matters were stayed by that court shortly after they were filed. In an order entered October 6, 2010, the Court dismissed the Small, et al. v. Regalbuto, et al. action, without prejudice, subject to being reopend upon written motion to the Court. In an order entered November 4, 2010, the Court dismissed the Amantea, et al. v. Innotrac, Inc., et al. action, without prejudice, subject to being reopened upon written motion to the Court. The Court took this action because the case has been stayed for nearly three years. The Company believes the claims are without merit and would vigorously defend against these claims if they were re-filed.

On February 5, 2010, an individual filed a complaint in the federal court of the Northern District of Alabama on behalf of himself and individuals similarly situated against AT&T, Inc. and Innotrac Corp.  The complaint alleges among other items that AT&T and the Company conspired to sell product in a manner which had not been authorized by the individual.  In March 2011 the case was settled and we expect a prompt dismissal of the case by the court.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                SECURITIES

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “INOC”.  On June 15, 2010, the Company began trading on the NASDAQ Capital Market following a listing change from the NASDAQ Global Market.  This change in the specific market of NASDAQ was achieved with no interruption in active listing of the Company’s common stock.  The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Global and Capital Markets.

	High	Low
2010
First Quarter	$1.74	$1.21
Second Quarter	$1.75	$1.14
Third Quarter	$1.25	$0.80
Fourth Quarter	$1.47	$0.85
Fiscal Year Ended December 31, 2010	$1.75	$0.80
2009
First Quarter	$2.22	$0.51
Second Quarter	$2.43	$0.75
Third Quarter	$3.74	$1.50
Fourth Quarter	$3.20	$1.35
Fiscal Year Ended December 31, 2009	$3.74	$0.51

The approximate number of holders of record of Common Stock as of March 22, 2011 was 59.  The approximate number of beneficial holders of our Common Stock as of that date was approximately 800.

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

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical.  Today, the Company primarily serves four lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years.  We classify those industry verticals as i) eCommerce/Direct to Consumer, ii) Direct Marketing, iii) Business to Business, and iv) Telecommunication Products and Modems.

During all of 2009 and most of 2010 the United States economy has been in a recession with only the last quarter of 2010 showing signs of a general recovery.  Adding to the recession in 2009 was our loss of two key revenue streams.  One was due to a customer’s merger in 2008 with a larger company which transitioned some of their services from us to their in-house capacity and the second due to the liquidation of one of our major customer’s businesses by its parent company.  As a defensive response to this difficult environment in 2009 we i) consolidated our call centers from two locations to one, and ii) shut a facility in Romeoville, Illinois which was at the end of its lease term.

As an offensive strategy, during 2009 and 2010 we i) renegotiated the terms of specific leases to reduce the space leased and the rate per square foot paid while maintaining the first right to expand into unused space, ii) maintained administrative payroll to insure our ability to respond to the economy when it improves, iii) invested in a total of five new sales and marketing positions with the expectation of increasing an additional two sales positions in 2011, iv) increased development activities with industry leading internet web hosting / development companies, and v) increased our marketing efforts through targeted business development programs, redesign of our Company website and industry trade show attendance.

Additionally, as a result of efforts begun in the second half of 2010, we have signed an agreement to form a joint venture which will be called Innotrac Europe GmbH with an existing fulfillment services company in Germany which will give Innotrac and our customers wishing to distribute product in Europe and the United Kingdom access to an established, integrated network of fulfillment centers, Call Centers, and returns processing centers in those markets.  We believe that expansion of our capabilities through this joint venture will provide Innotrac with an access to new clients just entering the United States market and strengthen our relationship with existing clients wanting to expand into Europe.

Our business has a long selling cycle.  Several new customers, which we began discussions with in the spring of 2010, resulted in signed contracts occurring between October of 2009 and January of 2011 and which should begin to generate revenues between January 2011 and July 2011.  As a result of this selling cycle, we expect to increase our customer base during 2011, but a full year of new revenues from those customers will not be seen until 2012.  Accordingly, we expect to generate a net loss in 2011 while delivering positive cash flow from operations.

Innotrac has twenty-five years of experience as a provider of fulfillment services with installed capacity sufficient to support revenue growth of over thirty percent of our reported 2010 service revenues.  With no outstanding debt at December 31, 2010, we have the liquidity to continue to invest in our business development activities to increase our revenues and improve our operating results.

Macro-Economic Factors

Beginning at the end of 2008 and throughout most of 2010, the United States economy and equity markets went into a negative cycle.  The downturn in the economy has affected nearly all sectors of the economy and our existing client volumes are just beginning to show signs of consistent slow increase.  We are optimistic that recent months’ trends of improved volumes will continue.  We have also seen an increase in new business opportunities.

We are continuing to monitor the economic trends and business experience of our customers and closely manage our operating costs which vary with volume.  Additionally, we believe our mix of multiple customer industries provides some protection from the impact of the downturn as the economy recovers.  However, as discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K our results can be negatively affected depending on the severity or concentration by industry of a renewed or continuing downturn.

Business Mix

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2010 and 2009:

Business Line/Vertical	2010	2009
eCommerce/Direct to Consumer	51.9%	47.5%
Direct Marketing	30.8	25.3
Modems & Telecommunications products	14.9	22.2
B2B	2.4	5.0
	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face,  Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  The percentage of our revenues attributable to our eCommerce and retail clients increased during 2010 as compared to 2009 as a result of their decrease in dollars of revenue sold during 2010 from 2009 being a lesser decrease than the other two categories.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will increase during 2011 as we continue to see growth in our customers from this group of clients to be higher than our other client categories.

Telecommunications and Modems.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in that industry over the last several years has resulted in a heavy concentration of volume in a few companies, and accordingly, concentration of the service providers to the telecommunication industry.  We had previously projected that our revenues in this vertical would decline below 10% of our total revenues starting in 2010.  Our actual revenue in this vertical was 14.9% due to a program which operated for a portion of 2010 where we sold land line telephones to consumers.  The program was discontinued in November 2010 and as a result we project that our revenues from this vertical will be approximately 10% for 2011.

Business-to-Business.  The Company provides a variety of services for business-to-business (“B2B”) clients including NAPA and The Walt Disney Company. The decrease of 2.6 percentage points of total revenues from 5.0% in 2009 to 2.4% in 2010 resulted from both the loss of one client in this vertical in 2009 and a reduction in the outsourced fulfillment needs of another client in this category.  Although we continue to provide services to business in this vertical, we expect future revenues in this category to remain a smaller portion of our total business mix.

Results of Operations

The following tables set forth summary operating data, expressed as dollars and a percentage of revenues, for the years ended December 31, 2010 and 2009.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Financial Statements and notes thereto.

	Thousands of Dollars
	Year Ended December 31,
	2010	2009
Service revenues	$67,359	$87,362
Freight revenues	12,260	12,595
Total revenues	79,619	99,957
Cost of service revenues	30,983	39,467
Freight expense	12,069	12,469
Selling, general and administrative	35,608	40,991
Depreciation and amortization	3,463	4,299
Operating (loss) income before goodwill impairment	(2,504)	2,731
Goodwill impairment	-	(25,169)
Operating loss	(2,504)	(22,438)
Other expense	183	251
Loss before taxes	(2,687)	(22,689)
Income tax (provision) benefit	-	-
Net loss	$(2,687)	$(22,689)

	Percent of Total Revenues
	Year Ended December 31,
	2010	2009
Service revenues	84.6%	87.4%
Freight revenues	15.4	12.6
Total revenues	100.0	100.0
Cost of service revenues	38.9	39.5
Freight expense	15.2	12.5
Selling, general and administrative	44.7	41.0
Goodwill impairment	-	25.2
Depreciation and amortization	4.4	4.3
Operating loss	(3.2)	(22.5)
Other expense	0.2	0.2
Loss before taxes	(3.4)	(22.7)
Income tax (provision) benefit	-	-
Net loss	(3.4)%	(22.7)%

Service revenues. The Company’s service revenues decreased 23.0% to $67.4 million for the year ended December 31, 2010 from $87.4 million for the year ended December 31, 2009. The $20.0 million decrease in service revenues is primarily attributable to:
(i)
a  $10.0 million decrease in revenue from our modem and telecom clients primarily due to the transition of a portion of the AT&T fulfillment business to AT&T’s in-house fulfillment combined with decreased volume from telecom fulfillment due to the industry consolidation previously discussed,

(ii)
a $5.7 million decrease in our eCommerce vertical primarily due to the loss of the Smith & Hawken business and the clients serviced in the Romeoville facility offset by a net $781,000 increase in volumes from existing clients,

(iii)
a $2.3 million decrease in revenues from our direct marketing vertical  due to the loss of a client in the first quarter of 2009 and reduced volumes from remaining clients due to the negative economic conditions, offset by the addition of a new client, and

(iv)	a $1.8 million decrease in revenues from our B2B clients due to the loss of a client serviced in the Romeoville facility and decreased volumes from another client in the B2B category.

Freight Revenues. The Company’s freight revenues decreased $335,000 or 2.7% to $12.3 million for the year ended December 31, 2010 from $12.6 million for the year ended December 31, 2009. The decrease in freight revenues is primarily attributable to a $1.3 million decrease in B2B revenue due to reduced volumes, a $423,000 decrease in our eCommerce vertical due to reduced volumes from one of the few eCommerce clients that utilizes Company owned freight accounts, a $324,000 decrease in revenue from our modem and telecom clients primarily due to the transition of a portion of the AT&T fulfillment services in house and reduced fulfillment of telecom products, offset by a net $1.7 million increase in our direct marketing vertical due to the addition of a new client offset by decreased volumes from existing clients.

Cost of Service Revenues.  The Company’s cost of service revenues, which include labor costs for the fulfillment and call centers, telephone minute fees and packaging material costs, decreased 21.5% to $31.0 million for the year ended December 31, 2010 compared to $39.5 million for the year ended December 31, 2009.  Cost of service revenues as a percent of service revenues increased slightly to 46.0% from 45.2% for the years ended December 31, 2010 and 2009, respectively.  The $8.5 million decrease in cost of service revenues was primarily due to the combined effect of a decrease in labor costs related to the decreases in service revenue and operating efficiencies resulting from adjusting labor shifts to correspond with client volumes.

Freight Expense.  The Company’s freight expense decreased 3.2% to $12.1 million for the year ended December 31, 2010 compared to $12.5 million for the year ended December 31, 2009 due to the decrease in corresponding freight revenue for the reasons discussed above.

Selling, General and Administrative Expenses.  S, G & A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, decreased 13.1% to $35.6 million or 44.7% of revenues for the year ended December 31, 2010 compared to $41.0 million or 41.0 % of revenues for the year ended December 31, 2009.  The $5.4 million decrease in expenses in 2010 as compared to 2009 was primarily attributable to a i) $3.9 million reduction in facility related expenses which include renegotiated lease costs, facility management and equipment  maintenance, ii) a $600,000 reduction in account management costs made to respond to reductions in revenue discussed above, and iii) a $900,000 net reduction in other costs due to cost savings efforts offset by increased costs related to sales and marketing and worker’s compensation loss reserves.  SG&A expenses as a percentage of total revenue increased due to the decision to maintain facility and administrative capacity to support projected future growth in the face of the decreased service revenue described above.

Goodwill Impairment Expense.  During the fourth quarter of 2009, we observed a reduction in unit volumes from our existing clients when comparing the same-week periods of 2009 to 2008.  In accordance with ASC topic No 350 – Intangibles – Goodwill and Other, the drop of comparable volume combined with the inability to project when the general economic conditions would improve, resulted in our conclusion to take a non-cash $25.2 million goodwill impairment charge at the end of 2009.  This charge was equal to 100% of the carrying value of our goodwill.

Income Taxes.  The Company’s effective tax rate for the years ended 2010 and 2009 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  The existence of a net operating loss carryforward at December 31, 2010 means that income taxes associated with any potential taxable earnings for the year ended December 31, 2011 will be offset by a corresponding decrease of this valuation allowance, resulting in an expected effective tax rate of 0% for the year ended December 31, 2011 as well.

Liquidity and Capital Resources

Liquidity.  The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility with Wells Fargo, N.A. (the Credit Facility).

The Company had cash and cash equivalents of approximately $238,000 at December 31, 2010 and $1.1 million at December 31, 2009.  Additionally, at both December 31, 2010 and 2009, the Company had no borrowings under its Credit Facility.

During the year ended December 31, 2010, the Company generated $526,000 in cash flow from operating activities compared to generating $12.0 million cash from operating activities in the year ended December 31, 2009.  The $ 11.5 million reduction was primarily the result of a $902,000 use of cash due to an increase in accounts receivable for the twelve months ended December 31, 2010 compared to $11.2 million of cash generated from a reduction in accounts receivable for the twelve months ended December 31, 2009.  This $12.1 million change in cash flow from accounts receivable was the direct result of lower revenue generated in 2009 compared to 2008 producing a reduction in accounts receivable in 2009 while the aging from invoice date of accounts receivable outstanding has remained materially unchanged between the three years of 2008 through 2010.  Offsetting the $12.1 million reduced cash flow from the change in accounts receivable was a net $644,000 increase in cash flow from all other operating activities.  This net $644,000 increase in operating cash flow was primarily the result of i) generating a net loss of $2.7 million in 2010 compared to generating a net income before goodwill impairment of $2.5 million in 2009, ii) increases in accounts payable of $610,000 in 2010 compared to reductions of $4.0 million in 2009 due to lower purchases in 2010 to support reduced total revenues, and iii) reductions in accrued expenses of $468,000 in 2010 compared to reductions of $915,000 in 2009 primarily due to reduced freight and supply vendor payables impacted by reduced total revenues.  Additionally, non cash expenses for depreciation, which are included in net income, were $3.5 million compared to $4.3 million for the year ended December 31, 2010 and 2009 respectively.

During the year ended December 31, 2010, net cash used in investing activities consisted mainly of capital expenditures and decreased to $1.1 million in 2010 from $1.7 million in 2009.  Capital expenditures in both years were made in various facilities to improve operating efficiency or replace equipment as needed.

During the year ended December 31, 2010, there was $301,000 cash used by financing activities due to $62,000 of expenses related to the First Amendment to the Credit Facility with Wells Fargo and $239,000 of capital lease payments.  During the year ended December 31, 2009, the net cash used in financing activities was $10.2 million, of which $10.1 million was used to repay outstanding advances on the Credit Facility.  Additionally during 2009, the Company incurred $152,000 of loan commitment fees as a result of the renewal of the Credit Facility with Wells Fargo in March 2009.

The Company estimates that its cash and financing needs through 2011 will be met by cash flows from operations and availability from its Credit Facility.  The Company generated positive cash flows from operations in 2010 and 2009.  As discussed in the Overview paragraph of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we anticipate growth in our revenues in 2011 however, due to the length of our new business selling cycle, we project a net loss from operations while generating a positive cash flow from operations in 2011 prior to the following change in inventory event.  Positively effecting cash flow from operations in 2011 will be an expected reduction in our inventory levels.  We only purchase inventory for two customers under contract terms that provide that the risk of inventory obsolescence remain with our customers.  During 2010, one of our customers for whom we purchased inventory decided to discontinue a specific business program and liquidate the inventory supporting that program.  The inventory buyback requirement is defined as the cost of that inventory, so upon buyback, there will be no resulting revenue recorded in our operating results, consistent with past reporting by the Company.  We have been notified that the customer intends to buyback approximately $2.9 million of inventory before the end of the second quarter of 2011.  This conversion from inventory to cash will provide liquidity to further support our business development and capital asset expenditures during 2011.

During the year ended December 31, 2010, the Company required advances followed by repayment of those advances from its Credit Facility with the Bank resulting in both December 31, 2010 and December 31, 2009 having no amount outstanding on the Credit Facility.  We will again require use of the facility for short periods of time throughout 2011, but project to have no net borrowing at the end of the year.  Our forecast of an operating loss in 2011, however, required us to enter negotiations with the Bank to obtain an amendment of the 2011 fixed charge ratio covenant of the Credit Facility.  We obtained the amendment on March 30, 2011.

Credit Facilities.  As amended by the First and Second Amendments, the Credit Facility matures on June 30, 2013.  The Credit Facility had a maximum borrowing limit of $15.0 million at both December 31, 2010 and 2009.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  Although total advances under the Credit Facility cannot exceed the maximum borrowing limit of $15.0 million, the Credit Facility limits borrowings at any time to a specified percentage of eligible accounts receivable and inventory, which totaled $13.5 million at December 31, 2010.  The terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the Credit Facility at December 31, 2010 amounted to $13.5 million.  There were no borrowings outstanding under the Credit Facility at December 31, 2010 and the total value of reserves and letters of credit outstanding at that date totaled $4.1 million.  As a result, the Company had $9.4 million of borrowing availability under the revolving credit line at December 31, 2010.

The Company has granted a security interest in all of its assets to the lender as collateral under the Credit Facility.  The Credit Facility contains a restrictive fixed charge coverage ratio.  The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The Company was in compliance with all terms of the Credit Facility at December 31, 2010 and March 31, 2010.

 For the year ended December 31, 2010, we incurred interest expense of $22,000 on the Credit Facility at a weighted average interest rate of 3.31%.  For the year ended December 31, 2009, we paid interest expense of $98,000 on the Credit Facility at a weighted average interest rate of 3.22%.  At December 31, 2010, the rate of interest being charged on the Credit Facility was 3.26%.  The Company also incurred unused revolving Credit Facility fees of approximately $68,000 and $58,000 for the years ended December 31, 2010 and 2009 respectively.

On March 27, 2009, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with Wachovia Bank, National Association which changed its name to Wells Fargo Bank, (the “Bank”).  Pursuant to the 2009 Credit Agreement, as amended by the First and Second Amendments, the term of the Credit Facility has been extended through June 30, 2013 and maintains the Banks security interest in all of the Company’s assets.  The Credit Facility has a maximum borrowing limit of $15.0 million (including the issuance of letters of credit up to $2.0 million in face value), but limits borrowings to a specified percentage of eligible accounts receivable and inventory.

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

The 2009 Credit Agreement contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, change in ownership control covenants, a subjective material adverse change covenant and financial covenants.  The 2009 Credit Agreement includes such events of default (and, as appropriate, grace periods) and representations and warranties as are usual and customary for financings of this kind.  The Company paid a customary closing fee upon the closing of the 2009 Credit Agreement and would pay a specified fee upon any early termination of the Credit Facility, which fees are customary for transactions of this type.

On May 14, 2010 and March 30, 2011, respectively, the Company entered into the First and Second Amendments to the 2009 Credit Agreement with the Bank.  Each amendment was effective immediately upon signing and the Company paid a customer closing fee upon signing each amendment.  The main purpose of both amendments was to replace the Fixed Charge Ratio covenant included in the existing terms of the Credit Agreement with maximum monthly and cumulative loss limits for 2010 and 2011.

The First Amendment provided for the following specific changes to the terms of the Credit Facility:

a.	in the event the current Chief Financial Officer of the Company no longer holds that position, the Company is provided with 150 days to fill that position;
b.
the definition of collateral is amended to restrict amounts included as accounts receivable for the sale of product to $4.0 million as a sub limit under the unchanged maximum borrowing limit of $15.0 million;

c.
the twelve month trailing fixed charge ratio as defined in the Credit Facility changed from 1.35 for each month and is a) waived for all of 2010 and replaced with maximum monthly and cumulative loss limits, and b) reset to specific monthly ratios ranging from 0.35 in January 2011 to 1.35 in December 2011 with all months after December 2011 remaining at 1.35 until maturity of the Credit Facility; and

d.
the excess availability block (the Availability Block), representing the amount of collateral held by the Company before any advances can be made on the Credit Facility will be $3.0 million until the twelve month trailing fixed charge ratio for 90 days in arrears and projected 90 days ahead exceeds 1.0, at which time the Availability Block will be reduced to $2.5 million.

The Second Amendment provided for the following specific changes to the terms of the Credit Facility:

a.	the term of the Credit Facility was extended twelve months to June 30, 2013 from the original termination date of June 30, 2012;
b.
the fixed charge ratio defined in the First Amendment to the Credit Facility for the monthly periods following April 1, 2011 are i) waived through June 30, 2012, ii) replaced with maximum monthly and cumulative loss limits through March 31, 2012, and iii) the Bank has made a commitment to develop in March 2012 specific financial covenants for the period of April 2012 through June 2013 that will be based on the financial projections of the Company; and

c.
the unused line fee charged by the Bank is increased from one-half of one percent, or 0.5%, to three quarters of one percent, or 0.75%, per annum of the amount by which the $15.0 million Credit Facility limit exceeds the total of loaned advances outstanding plus letters of credit outstanding calculated on a daily basis.

Contractual Obligations.  The Company’s primary long-term contractual commitments consist of operating leases.  As of December 31, 2010, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  In addition, as of December 31, 2010, the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Note 6 to the Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$33,271	$8,403	$15,181	$7,515	$2,172
Capital Leases	$439	$297	$142	$-	$-
Line of Credit (1)	$-	$-	$-	$-	$-

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

The Company is required to provide a variety of services under its contracts with customers. There currently exists an ongoing discussion with one customer regarding the cost to remediate certain defects in Company managed software which our customer believes precipitated under-billings by our customer to its customers. As of December 31, 2010, management has accrued $76,000 relating to this matter based on the Company’s best estimate of the cost of a remediation plan. However, since the discussions are at a very early stage, and the Company is not able to determine the probability of a favorable or unfavorable outcome, actual costs and exposure could differ significantly from these estimates.

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

Goodwill and Other Acquired Intangibles.   Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired.  The Company accounts for its goodwill and other intangibles in accordance with ASC topic No. 350 – Intangibles – Goodwill and Other, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach.  Under ASC topic No. 350, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.  As more fully disclosed in Note 4, our annual review date for goodwill and intangible assets was January 1st of each year and the January 1, 2010 review coincided with less than expected operating performance in the fourth quarter of 2009.  Following completion of the two-step testing process prescribed by ASC topic No. 350, we determined that the carrying value of Innotrac’s goodwill as of December 31, 2009 was $0.  Accordingly, the Company recorded a non-cash impairment charge of $25.2 million at December 31, 2009, and the Company no longer carries a value on its balance sheet for goodwill.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2010 is $22.7 million.  This deferred tax asset was generated primarily by net operating loss carryforwards created in prior years and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has a net operating loss carryforward of $49.7 million at December 31, 2010 that expires between 2020 and 2030.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Additionally, due to the long selling cycle for new business, the Company expects to generate a taxable loss in 2011.  Therefore, there is an inability to recognize the value of any deferred tax asset resulting from the prior years’ losses.  Therefore, a valuation allowance of approximately $21.3 million and $20.3 million has been recorded as of December 31, 2010 and 2009, respectively against net deferred tax assets. Income taxes associated with future earnings may be offset by a reduction in the valuation allowance in that future year. For the year ended December 31, 2010, the deferred income tax benefit of $982,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06 to Topic 820 – Fair Value Measurements and Disclosures. This update provided requirements of new disclosures of significant transfers in and out of Levels 1 and 2, and expanded disclosure of activity in Level 3 (see Note 2 of these Notes to Financial Statements). This update also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques for Level 2 and Level 3. This update was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09 to Topic 855 – Subsequent Events, to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. Adoption of this update did not have a material impact on our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Innotrac Corporation:

We have audited the accompanying balance sheets of Innotrac Corporation (a Georgia corporation) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 31, 2011

INNOTRAC CORPORATION
BALANCE SHEETS
(dollars in 000’s)

	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$238	$1,118
Accounts receivable, net of allowance of $242 (2010) and $172 (2009)	15,279	14,521
Inventories, net	3,626	3,093
Prepaid expenses and other	1,149	1,693
Total current assets	20,292	20,425

Property and equipment:
Rental equipment	128	163
Computers, machinery and equipment	38,626	38,094
Furniture, fixtures and leasehold improvements	8,257	8,193
	47,011	46,450
Less accumulated depreciation and amortization	(35,631)	(32,733)
	11,380	13,717

Other assets, net	1,122	1,061
Total assets	$32,794	$35,203

	December 31,
Liabilities and Shareholders’ Equity	2010	2009

Current liabilities:
Accounts payable	$5,920	$5,309
Line of credit	-	-
Accrued salaries	1,601	1,746
Equipment lease payable	264	244
Accrued expenses and other	2,211	2,534
Total current liabilities	9,996	9,833

Noncurrent liabilities:
Deferred compensation	758	675
Equipment lease payable	132	370
Other noncurrent liabilities	609	446
Total noncurrent liabilities	1,499	1,491

Commitments and contingencies (see Note 7)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized,
$0.10 par value, no shares outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
12,860,759 shares issued and outstanding 2010
12,600,759 shares issued and outstanding 2009	1,286	1,260
Additional paid-in capital	66,609	66,528
Accumulated deficit	(46,596)	(43,909)
Total shareholders’ equity	21,299	23,879
Total liabilities and shareholders’ equity	$32,794	$35,203
The accompanying notes are an integral part of these balance sheets.

INNOTRAC CORPORATION
STATEMENTS OF OPERATIONS
(dollars in 000’s, except per share data)

	Year Ended December 31,
	2010	2009

Service revenues	$67,359	$87,362
Freight revenues	12,260	12,595
Total revenues	79,619	99,957

Cost of service revenues	30,983	39,467
Freight expense	12,069	12,469
Selling, general and administrative	35,608	40,991
Goodwill impairment	-	25,169
Depreciation and amortization	3,463	4,299
Total operating expenses	82,198	122,395
Operating loss	(2,504)	(22,438)
Other expense:
Interest expense	183	251
Total other expense	183	251

Loss before income taxes	(2,687)	(22,689)
Income taxes	-	-
Net loss	$(2,687)	$(22,689)

Loss per share:
Basic	$(0.21)	$(1.80)
Diluted	$(0.21)	$(1.80)

Weighted average shares outstanding:
Basic	12,798	12,601
Diluted	12,798	12,601

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and number of shares in 000’s)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit		Total
Balance at December 31, 2008	12,601	$1,260	$66,439	$	(21,220)	$46,479
Restricted stock compensation expense	-	-	75		-	75
Stock option compensation expense	-	-	14		-	14
Net loss	-	-	-		(22,689)	(22,689)
Balance at December 31, 2009	12,601	$1,260	$66,528	$	(43,909)	$23,879
Restricted stock compensation expense	260	26	82		-	108
Stock option compensation expense	-	-	(1)		-	(1)
Net loss	-	-	-		(2,687)	(2,687)
Balance at December 31, 2010	12,861	$1,286	$66,609		$(46,596)	$21,299

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in 000’s)

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,687)	$(22,689)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	3,463	4,299
Impairment of goodwill	-	25,169
Provision for bad debts	145	47
(Gain) loss on disposal of fixed assets	(9)	69
Stock compensation expense-stock options	(1)	14
Stock compensation expense-restricted stock	108	75
Decrease in other long-term assets	65	46
Increase in other long-term liabilities	162	241
Changes in working capital:
(Increase) decrease in accounts receivable	(902)	11,225
Increase in inventories	(533)	(1,238)
Decrease (increase) in prepaid expenses and other assets	573	(384)
Increase (decrease) in accounts payable	610	(3,950)
Decrease in accrued expenses, accrued salaries and other	(468)	(915)
Net cash provided by operating activities	526	12,009

Cash flows from investing activities:
Capital expenditures	(1,119)	(1,691)
Proceeds from disposition of assets	23	-
Net change in noncurrent assets and liabilities	(9)	(52)
Net cash used in investing activities	(1,105)	(1,743)

Cash flows from financing activities:
Net (repayments) under line of credit	-	(10,055)
Capital lease (payments) funding	(239)	3
Loan fees paid	(62)	(152)
Net cash used in financing activities	(301)	(10,204)
Net (decrease) increase in cash and cash equivalents	(880)	62

Cash and cash equivalents, beginning of period	1,118	1,056

Cash and cash equivalents, end of period	$238	$1,118

Supplemental cash flow disclosures:
Cash paid for interest	$120	$195
Cash paid for state taxes	$18	$18
Non-cash investing and financing activities: Capital lease obligation for computer and warehouse equipment purchased	$22	$570

The accompanying notes are an integral part of these statements.

INNOTRAC CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Customer Concentration. Except for two major clients, from whom 25% and 5% of total revenues were derived in 2010 and 21% and 13% of total revenues were derived in 2009, no other single customer provided more than 10% of revenues during these years.  As of December 31, 2010, these two clients represented approximately 19.4% and 4.2% of total accounts receivable.

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

Fair Value Measurements. The Company accounts for fair value in accordance with ASC topic No. 820 – Fair Value Measurements and Disclosures for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis.  Effective January 1, 2009, the Company adopted ASC topic No. 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.  ASC topic No. 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.

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

The carrying value of our debt instrument approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of December 31, 2010, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

	As of December 31, 2010
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation – Rabbi Trust (1)	$758	$-	$-	$758

Total	$758	$-	$-	$758

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

Inventories.  Inventories, consisting primarily of telephones, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  Substantially all inventory at December 31, 2010 and 2009 is for the account of one client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

                                                                   Rental equipment                                                                                 3 years
                                                                   Computers and software                                                                 3-5 years
                                                                   Machinery and equipment                                                              5-7 years
                                                                   Furniture and fixtures                                                                     7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease.  Depreciation expense for the years ended December 31, 2010 and 2009 for all property and equipment, including capital leases, was $ 3.5 million and $4.3 million respectively.  Computers, machinery and equipment include capital leases of $800,000 and $758,000 at December 31, 2010 and 2009, respectively.  Accumulated depreciation includes $274,000 at December 31, 2010 and $100,000 at December 31, 2009 related to capital leases.   Maintenance and repairs are expensed as incurred.

Goodwill and Other Acquired Intangibles.   Goodwill represented the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired.  The Company accounts for its goodwill and other intangibles in accordance with ASC topic No. 350 – Intangibles – Goodwill and Other, which changed the accounting for goodwill and other indefinite life intangibles from an amortization method to an impairment only approach.  Under ASC topic No. 350, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.  As more fully disclosed in Note 4, our annual review date for goodwill and intangible assets was January 1st of each year and the January 1, 2010 review coincided with less than expected operating performance in the fourth quarter of 2009.  Following completion of the two-step testing process prescribed by ASC topic No. 350, we determined that the carrying value of Innotrac’s goodwill as of December 31, 2009 was $0.  Accordingly, the Company recorded a non-cash impairment charge of $25.2 million at December 31, 2009, and the Company no longer carries a value on its balance sheet for goodwill.

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment would be measured based on a projected cash flow model. If the projected undiscounted cash flows for the asset are not in excess of the carrying value of the related asset, the impairment would be determined based upon the excess of the carrying value of the asset over the projected discounted cash flows for the asset.  During the years ended December 31, 2010 and 2009, there was no impairment of long-lived assets.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  A full valuation allowance has been recorded against deferred tax assets at December 31, 2010 and 2009 (see Note 8).

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

Stock-Based Compensation Plans. The Company accounts for stock based compensation according to the provisions of the Compensation – Stock Compensation topic of the ASC, which establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the employee’s requisite service period.

Earnings Per Share.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding.  In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock equivalent shares.

Recent Accounting Pronouncements.

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06 to Topic 820 – Fair Value Measurements and Disclosures. This update provided requirements of new disclosures of significant transfers in and out of Levels 1 and 2, and expanded disclosure of activity in Level 3 (see Note 2 of these Notes to Financial Statements). This update also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques for Level 2 and Level 3. This update was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09 to Topic 855 – Subsequent Events, to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. Adoption of this update did not have a material impact on our financial statements.

3.           ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to our customers without requiring collateral.  The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.  Accounts receivable were composed of the following at December 31, 2010 and 2009 (in 000’s):

	2010	2009

Billed receivables	$14,698	$14,342
Unbilled receivables	823	351
	15,521	14,693
Less: Allowance for doubtful accounts	(242)	(172)
	$15,279	$14,521

Changes in the allowance for doubtful accounts were composed of the following during the twelve months ended December 31, 2010 and 2009 (in 000’s):

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)
Allowance for doubtful accounts
Year ended December 31,
2010	$172	$145	$-	$(75)	$242
2009	$271	$47	$-	$(146)	$172

4.           GOODWILL IMPAIRMENT

In accordance with ASC topic No. 350 – Intangibles – Goodwill and Other, the Company tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment.  ASC topic No. 350 requires that goodwill be tested as of the same date every year; Innotrac’s annual testing date is the first day following year-end.  Additionally, in accordance with ASC topic No. 350, upon the occurrence of certain triggering events which management considers could result in the impairment of the carrying value of goodwill, the Company must test the carrying value of goodwill at the time immediately following those triggering events which could be at a time different than the annual review date.  Under ASC topic No. 350, the Company had a single reporting unit for purposes of goodwill impairment testing.

In our annual report on Form 10-K for the year ended December 31, 2009, we recorded a $25.2 million impairment of our goodwill following completion of the testing requirements under ASC topic No. 350.  Since last year’s impairment charge was 100% of the historic carrying value of goodwill for the Company and we made no business acquisitions in 2010, we have no goodwill recorded on our balance sheet at December 31, 2010.

As part of our impairment testing at December 31, 2009, we engaged an independent valuation specialist to assist in the determination of the estimated fair value of Innotrac’s single goodwill reporting unit.  Under the first phase of testing required by ASC topic No. 350, we used a discounted cash flow forecast combined with other methods of estimating fair value including guideline company, similar transaction and market capitalization.  Our estimation of the fair value of the reporting unit indicated that there was most likely an impairment in the carrying value of goodwill.  We further engaged the independent valuation specialist to review our second phase of testing to determine the fair value of all other tangible and intangible assets of the Company to quantify the amount of the impairment of goodwill.  Ultimately, as required by ASC topic No. 350, the impairment loss was measured as the difference between the carrying value of the goodwill and the estimated fair value of the goodwill.  The impairment was determined as the full carrying value in our financial statements and a non-cash charge of $25.2 million was recorded in the fourth quarter of 2009 as reflected in the line item “Impairment of Goodwill” in our consolidated statement of operations for the year ended December 31, 2009.

5.           FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association which changed its name to Wells Fargo, N.A. (the “Bank”) which had a maximum borrowing limit of $15.0 million at December 31, 2010 and 2009.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011 respectively.  The amended Credit Agreement,  includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance on December 31, 2010 under the Credit Facility.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement).  The Company will pay a specified fee of one-half of one percent, or 0.5%, until March 30, 2011, the date of Second Amendment to the Credit Agreement, and three quarters of one percent, or 0.75% after March 30, 2011, on undrawn amounts under the Credit Facility.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, a fixed charge ratio covenant for April 2009 to May 2010,  and as revised by the First and Second Amendments monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March of 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of December 31, 2010, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $13.5 million at December 31, 2010.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at December 31, 2010 amounted to $13.5 million.  At December 31, 2010, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $4.1 million.  As a result, the Company had $9.4 million of borrowing availability under the Credit Facility at December 31, 2010.

For the year ended December 31, 2010, we recorded interest expense of $22,000 on the Credit Facility at a weighted average interest rate of 3.31%.  The rate of interest being charged on the Credit Facility at December 31, 2010 was 3.26%.  For the year ended December 31, 2009, we recorded interest expense of $98,000 on the Credit Facility at a weighted average interest rate of 3.23%.  The Company also incurred unused Credit Facility fees of approximately $68,000 and $58,000 for the year ended December 31, 2010 and 2009, respectively.  Additionally, the Company reported $65,000 and $74,000 of amortized loan costs as interest expense during the year ended December 31, 2010 and 2009, respectively.

6.           LEASES

Capital Lease.  Innotrac entered into a $758,000 capital lease which began in July 2009 and ends in June 2012 for the acquisition of computer equipment and related licensed computer security software.  The amortization of these assets is included in depreciation expense.  Additionally, the Company entered into a twenty-four month capital lease for a piece of warehouse equipment in the amount of $21,900 in December 2010.  Aggregate future minimum lease payments under these two noncancellable capital leases as of December 31, 2010 are as follows (in 000’s):

Capital Lease
2011	$297
2012	142
439
Less amounts representing interest and taxes	(43)
Present value of future minimum lease payments	396
Less current portion	(264)
Capital lease obligations, net of current portion	$132

Operating Leases.  Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2010 are as follows (in 000’s):

Operating Leases
2011	$8,403
2012	8,083
2013	7,098
2014	5,105
2015	2,410
Thereafter	2,172
Total minimum lease payments	$33,271

Rent expense under all operating leases totaled approximately $9.4 million and $12.2 million during the years ended December 31, 2010 and 2009, respectively.

7.           COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

The Company is required to provide a variety of services under its contracts with customers. There currently exists an ongoing discussion with one customer regarding the cost to remediate certain defects in Company managed software which our customer believes precipitated under-billings by our customer to its customers. As of December 31, 2010, management has accrued $76,000 relating to this matter based on the Company’s best estimate of the cost of a remediation plan. However, since the discussions are at a very early stage, and the Company is not able to determine the probability of a favorable or unfavorable outcome, actual costs and exposure could differ significantly from these estimates.

8.           INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2010 and 2009 are as follows (in 000’s):

	2010	2009
Current tax expense	$-	$-
Deferred tax (benefit) expense	(982)	(7,931)
Change in valuation allowance	982	7,931
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in 000’s):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$18,166	$17,097
Allowance for doubtful accounts	89	63
Accruals	313	253
Goodwill	3,697	4,350
Other	470	343
Gross deferred tax assets	22,735	22,106
Less valuation allowance	(21,311)	(20,329)
Gross deferred tax assets net of valuation allowance	1,424	1,777

Deferred tax liabilities:
Goodwill	-	-
Depreciation	(1.424)	(1,777)
Gross deferred tax liabilities	(1,424)	(1,777)
Net deferred taxes	$-	$-

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2010 is approximately $22.7 million. This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expire between 2020 and 2030.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.3 million and $20.3 million has been recorded as of December 31, 2010 and 2009, respectively. Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the year ended December 31, 2010, the deferred income tax benefit of $982,000 was offset by a corresponding increase in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company had a gross deferred tax asset of approximately $20.3 million at December 31, 2009, which is estimated to have been increased by $982,000 to $21.3 million at December 31, 2010.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at December 31, 2010 and 2009.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of December 31, 2010 and 2009, we have no accrued interest or penalties related to uncertain tax positions.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax (benefit) expense	$(914)	$(7,689)
Expired state tax credits	-	79
State income taxes, net of federal effect	(69)	(606)
Permanent book-tax differences	45	67
AMT credit affecting change in valuation allowance	-	(23)
Other	(44)	241
Valuation allowance for deferred tax assets	982	7,931
Income tax provision (benefit)	$-	$-

9.           EARNINGS PER SHARE

The following table shows the shares used  in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share, (in 000’s):

	2010	2009
Diluted earnings per share: Weighted average shares outstanding	12,798	12,601
Employee and director stock options	-	-
Weighted average shares assuming dilution	12,798	12,601

Options outstanding to purchase shares of the Company’s common stock totaling 761,000 at December 31, 2010 and options and warrants outstanding of 1.2 million at December 31, 2009 were not included in the computation of diluted EPS because their effect was anti-dilutive.  Included in the 1.2 million of outstanding options and warrants for the year ended December 31, 2009 was a warrant to purchase 150,000 shares of Innotrac stock which expired on December 8, 2010.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we reflect the 265,956 restricted shares which were issued on April 16, 2007 and the 260,000 restricted shares which were issued on March 29, 2010 as i) included in our calculation of basic and diluted EPS for 2010 and 2009 and ii) issued but not outstanding since they are not vested.  Both grants provide for immediate voting rights but vesting of the shares does not occur until the earlier of a change in control as defined in the plan or 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date.

10.           EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older.  Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations.  Innotrac’s current policy is to provide matching employer contributions equal to 5% of contributions for less than four years of service and 10% of contributions for over four years of service.  Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2010 and 2009 were approximately $39,000 and $31,000, respectively.

The Company has an executive deferred compensation plan, a Rabbi Trust, for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service.  However, this match was suspended since 2008.  The Company invests all contributions in employee-directed marketable equity securities which are recorded at quoted market prices on the accompanying balance sheet (in other assets with an equal value in deferred compensation liability) and aggregated $757,795 and $674,768 at December 31, 2010 and 2009, respectively. The monies invested in the plan and held by the Rabbi Trust are subject to general creditors of the Company in the event of a Company bankruptcy filing.

11.           STOCK BASED COMPENSATION

The Company has adopted three stock option plans: the 1997 Stock Option Plan (the “1997 Plan”), the 2000 Stock Option and Incentive Award Plan (the “2000 Plan”) and the 2010 Innotrac Stock Award Plan (the “2010 Plan” and the three plans together “The Plans”).  The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company.  Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”).  Incentive stock options may be granted only to full-time employees (including officers) of the Company.  Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants.  In November 2007, the 1997 Plan expired and in March 2010, the 2000 Plan expired.  The 2010 Plan provides for the issuance of an aggregate 1,200,000 shares of the Company’s Common Stock, plus any shares that are subject to outstanding grants under the terminated Innotrac Corporation 2000 Stock Option and Incentive Award Plan, which expire, are forfeited or otherwise terminate without delivery of shares. At December 31, 2010, there were 1,123,250 shares available to be issued under the 2010 Plan.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2010 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.77 - $3.54	259	2.49	$3.22	243	$3.26	2.23
$3.54 - $5.31	502	3.66	4.52	502	4.52	3.66
	761	3.26	$4.08	745	$4.11	3.20

A summary of activity in the Company’s three stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2008	1,091	$4.31
Granted	-	-
Exercised	-	-
Expired	(36)	9.35
Forfeited	(7)	4.56
Outstanding at December 31, 2009	1,048	4.14
Granted	-	-
Exercised	-	-
Expired	(279)	4.34
Forfeited	(8)	2.82
Outstanding at December 31, 2010	761	$4.08

The Company did not issue any options during the years 2010 and 2009.  When the Company issues options, the Black-Sholes pricing model is used to value stock options at issuance date.  Stock option grants generally have a contractual term of 10 years.  The grant date fair value of options vesting in 2010 and 2009 was $44,000 and $125,000, respectively.  There is no aggregate intrinsic value of stock options outstanding at December 31, 2010 as the exercise price of all of our outstanding stock options is higher than the closing stock price at December 31, 2010.  We recognized approximately ($1,000) and $14,000 of compensation expense relating to our stock option grants in 2010 and 2009, respectively.  As of December 31, 2010, approximately $2,000 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 4 months.

On April 16, 2007, 265,956 shares of restricted stock were issued to certain executives under the terms provided in the Innotrac Corporation 2000 Stock Option and Incentive Award Plan.  The grant date fair value of this award was $2.82 per share.  On March 29, 2010, 260,000 restricted shares were issued to certain executives and the Board of Directors under the terms provided in the 2010 Innotrac Stock Award Plan which plan was ratified on June 2, 2010 at the Company’s 2010 annual meeting.  The grant date fair value of this award was $1.64 per share.  Both plans provide for immediate voting rights but vesting of the shares does not occur until the earlier of a change in control as defined in the plan or 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date. A summary of restricted stock activity during the years ended December 31, 2010 and 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	265,956	$2.82
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2009	265,956	2.82
Granted	260,000	1.64
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2010	525,956	$2.24

We recognized approximately $108,000 and $75,000 of compensation expense relating to our restricted stock grants in 2010 and 2009, respectively.  As of December 31, 2010, there was approximately $866,200 of unrecognized compensation expense related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of 7.64 years.

12.           RELATED PARTY TRANSACTIONS

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage.  The Company paid approximately $199,000 and $193,000 for the years ended December 31, 2010 and 2009, respectively.

The Company paid approximately $37,000 and $30,000 during 2010 and 2009 respectively, in fees to an accounting firm for tax and consulting services.  One of the directors of the Company is the Managing Partner and part owner of that firm.

The Company paid approximately $75,000 and $154,000 during 2010 and 2009 respectively, in fees to a print broker for services related to the printing of marketing, client, inter-company and other materials.  The broker is owned by the brother of the Company’s Chairman and Chief Executive Officer.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2010 beneficially owned approximately 4.3 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank.  The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions.  Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board.   The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 33.6% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company continues to engage in discussions from time to time with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

13.           SUBSEQUENT EVENTS

On March 30, 2011, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Bank, National Association which changed its name to Wells Fargo Bank, (the “Bank”).  The Company entered into the Second Amendment to replace the fixed charge ratio covenant for the year 2011 with an extension of the maximum monthly and cumulative loss limit covenants existing during 2010 to provide for projected operating losses in 2011.  Additionally, because we project an operating loss in 2011 but positive operating cash flow thereby resulting in a relatively small use of advances from the Credit Facility, the Second Amendment also provides for a minimum interest earned value for the Bank.  The Second Amendment was immediately effective upon signing.

The Second Amendment provides for the following specific changes to the terms of the Credit Facility:

a.	the term of the Credit Facility is extended twelve months to June 30, 2013 from the original termination date of June 30, 2012;
b.
the fixed charge ratio defined in the First Amendment to the Credit Facility for the monthly periods following April 1, 2011 are i) waived through June 30, 2012, ii) replaced with maximum monthly and cumulative loss limits through March 31, 2012, and iii) the Bank has made a commitment to develop in March 2012 specific financial covenants  for the period of April 2012 through June 2013 that will be based  on the financial projections of the Company; and

c.
the unused line fee charged by the Bank is increased from one-half of one percent, or 0.5%, to three quarters of one percent, or 0.75%, per annum of the amount by which the $15.0 million Credit Facility limit exceeds the total of loaned advances outstanding plus letters of credit outstanding calculated on a daily basis.

On March 16, 2011, the Company dismissed the current Senior Vice President – Information Technology Officer, James McMurphy and appointed Salil Kulkarni to assume the same officer responsibilities to lead the Company’s strategy and implementation of technology based services.

On March 7, 2011 the Company entered into agreements to create Innotrac Europe GmbH (“Innotrac Europe”), a joint venture between Innotrac and PVS Fulfillment-Service GmbH (“PVS”) in Neckarsulm, Germany.  The network of existing facilities available to Innotrac Europe will expedite the process of start-up and provide efficient management of the complexities of doing business in the European market area where there are multiple languages, country-specific banking and payment practices, and localized returns processing.  The joint venture was created to provide an immediate solution to existing and prospective customers of Innotrac for expansion into Europe.  Additionally, the interaction with PVS and its customers is expected to provide opportunities for Innotrac to service customers coming to the United States.

14.           PRIOR YEAR FINANCIAL STATEMENT PRESENTATION

The current liabilities section of the prior year balance sheet has been reclassified to conform to current year presentation.  The current portion of the equipment lease payable in the amount of $244,000 was taken out of accrued expenses and other and shown as a separate line for 2009. In addition, the presentation of the statement of cash flows for the year ended December 31, 2009 has been changed to conform to the presentation of the current year of 2010. The portion of “Net change in noncurrent assets and liabilities” relating to operating activities was moved from investing activities to operating activities.

15.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth

2010 Quarters:
Revenues, net	$19,353	$18,455	$18,570	$23,241
Operating (loss) income	(934)	(1,070)	(770)	270
Net (loss) income	(973)	(1,111)	(821)	218
Net (loss) income per share-basic	(0.08)	(0.09)	(0.06)	0.02
Net (loss) income per share-diluted	$(0.08)	$(0.09)	$(0.06)	$0.02

2009 Quarters:
Revenues, net	$28,775	$27,592	$22,258	$21,332
Operating income (loss)	2,039	1,901	131	(26,509)
Net income (loss)	1,933	1,842	(78)	(26,386)
Net income (loss) per share-basic	0.15	0.15	(0.01)	(2.09)
Net income (loss) per share-diluted	$0.15	$0.15	$(0.01)	$(2.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC for small companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 contained under the headings “Board Matters,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.  Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 contained under the heading “Compensation of Executive Officers and Directors” included in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 contained under the headings “Board Matters” and “Related Person Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

3.1
Amended and Restated Articles of Incorporation of the Registrant,  (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

3.2
Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-42373), filed with the Commission on February 11, 1998)

10.1+
2000 Stock Option and Incentive Award Plan and amendment thereto (incorporated by reference to Exhibit 4.3 and 4.4 to the Registrant’s Form S-8 (Commission File No. 333-54970) filed with the Commission on February 5, 2001)

10.4 (v)
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
Seventh Amendment to the Loan and Security Agreement between Innotrac and Wachovia Bank, National Association, dated March 1, 2009 (incorporated by reference to exhibit 10.4 (cc) to the Form 8-K (Commission File No. 000-23741) filed with the Securities and Exchange Commission on March 5, 2009)

10.5+
2002 Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-23741), filed with the Commission on March 28, 2002)

10.19(a)
Agreement dated August 14, 2003 by and between IPOF Fund, LP, an Ohio limited partnership (“IPOF”), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 (Commission File No. 000-23741), filed with the Commission on August 20, 2003)

(b)
First Amendment dated November 24, 2003 to the Agreement by and between IPOF Fund, LP, an Ohio limited partnership (“IPOF”), David Dadante, an individual resident of Ohio and the general partner of IPOF and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-23741), filed with the Commission on November 24, 2003)

10.23+
Employment Agreement dated April 16, 2007, by and between Scott D. Dorfman and the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.24+
Employment Agreement dated April 16, 2007, by and between Larry C. Hanger and the Registrant (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.25+
Employment Agreement dated April 16, 2007, by and between Robert J. Toner, Jr. and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.26+
Employment Agreement dated April 16, 2007, by and between James McMurphy and the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.28+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006,  Commission File No. 000-23741), filed with the Commission on April 17, 2007)

10.30
Fourth Amended and Restated Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated March 27, 2009 (incorporated by reference to Exhibit 10.30 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2009, commission File No. 000-23741), filed with the Commission on March 31, 2010)

10.30(a)
Amendment No. 1 to the Fourth Amended and Restated Loan And Security Agreement between the Registrant and Wachovia Bank, National Association, dated May 14, 2010. (incorporated by reference to Exhibit 10.30(a) to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, commission File No. 000-23741), filed with the Commission on May 17, 2010)

10.30(b)*	Amendment No. 2 to the Fourth Amended and Restated Loan And Security Agreement between the Registrant and Wachovia Bank, National Association, dated March 30, 2011.

10.32+
Innotrac Corporation 2010 Stock Award Plan (+ incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009,  Commission File No. 000-23741), filed with the Commission on March 31, 2010)

23.1*	Consent of Grant Thornton, LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C.ss.1350

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2011.

                                                       INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March 2011.

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