Form 10-Q
period 2011-03-31
INNOTRAC CORP
filed 2011-05-16
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 7, 2011

Common Stock $.10 par value per share	12,747,107 Shares (includes 412,304 restricted shares)

INNOTRAC CORPORATION

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements:	2

	Condensed Balance Sheets at
	March 31, 2011 (Unaudited) and December 31, 2010	3

	Condensed Statements of Operations for the
	Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

	Condensed Statements of Cash Flows for the
	Three Months Ended March 31, 2011 and 2010 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 6.	Exhibits	21

Signatures		22

Part I – Financial Information

Item 1 – Financial Statements
The following condensed financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$729	$238

Accounts receivable (net of allowance for doubtful accounts of $139 at March 31, 2011 and $242 at December 31, 2010)	16,213	15,279
Inventories, net	780	3,626
Prepaid expenses and other	1,240	1,149
Total current assets	18,962	20,292

Property and equipment:
Rental equipment	120	128
Computer software and equipment	39,013	38,626
Furniture, fixtures and leasehold improvements	8,418	8,257
	47,551	47,011
Less accumulated depreciation and amortization	(36,475)	(35,631)
	11,076	11,380

Other assets, net	1,143	1,122

Total assets	$31,181	$32,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,519	$5,920
Line of credit	-	-
Accrued salaries	1,072	1,601
Equipment lease payable	284	264
Accrued expenses and other	1,995	2,211
Total current liabilities	8,870	9,996

Noncurrent liabilities:
Deferred compensation	791	758
Equipment lease payable	107	132
Other noncurrent liabilities	713	609
Total noncurrent liabilities	1,611	1,499

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 12,747,107 issued and outstanding at March 31, 2011 12,860,759 issued and outstanding at December 31, 2010	1,275	1,286
Additional paid-in capital	66,547	66,609
Accumulated deficit	(47,122)	(46,596)
Total shareholders’ equity	20,700	21,299

Total liabilities and shareholders’ equity	$31,181	$32,794

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Service revenues	$17,287	$16,028
Freight revenues	3,682	3,325
Total revenues	20,969	19,353

Cost of service revenues	7,752	7,346
Freight expense	3,638	3,291
Selling, general and administrative expenses	9,208	8,802
Depreciation and amortization	851	848
Total operating expenses	21,449	20,287
Operating loss	(480)	(934)

Other expense:
Interest expense	46	39
Total other expense	46	39
Loss before income taxes	(526)	(973)
Income taxes	-	-

Net loss	$(526)	$(973)

Loss per share:

Basic	$(0.04)	$(0.08)

Diluted	$(0.04)	$(0.08)

Weighted average shares outstanding:

Basic	12,861	12,607

Diluted	12,861	12,607

See notes to condensed financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(526)	$(973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	851	848
Provision for bad debts	22	(48)
Loss on disposal of fixed assets	-	1
Stock compensation expense-stock options	1	(5)
Stock compensation expense-restricted stock	(74)	19
Decrease in other long-term assets	19	12
Increase in other long-term liabilities	103	108
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, gross	(956)	1,745
Decrease (increase) in inventory	2,846	(880)
(Increase) decrease in prepaid expenses and other	(61)	757
Decrease in accounts payable	(525)	(542)
Decrease in accrued expenses and other	(743)	(24)
Net cash provided by operating activities	957	1,018

Cash flows from investing activities:
Capital expenditures	(365)	(285)
Net change in noncurrent assets and liabilities	(6)	(8)
Net cash used in investing activities	(371)	(293)

Cash flows used in financing activities:
Net repayments under line of credit	-	-
Payment on capital leases	(65)	(59)
Loan commitment fees	(30)	-
Net cash used in financing activities	(95)	(59)

Net increase in cash and cash equivalents	491	666
Cash and cash equivalents, beginning of period	238	1,118
Cash and cash equivalents, end of period	$729	$1,784

Supplemental cash flow disclosures:

Cash paid for interest	$31	$29
Non-cash investing and financing activities:
Capital lease for warehouse equipment	$60	$-
Capital expenditures in accounts payable	$124	$-

                                                                         See notes to condensed financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

1.         SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  Certain of the Company’s more significant accounting policies are as follows:

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of December 31, 2010 and March 31, 2011 (see Note 4).

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Stock-Based Compensation Plans. The Company records compensation expense in the financial statements based on the fair value of all share based payments to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  The Company recorded $1,000 and ($5,000) in compensation expense for each of the three months ended March 31, 2011 and 2010. As of March 31, 2011, approximately $500 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over the following 1 month. In addition, the Company issued 265,956 restricted shares on April 16, 2007 and 260,000 restricted shares on March 29, 2010.  On March 31, 2011 88,652 shares from the April 16, 2007 grant and 25,000 shares from the March 29, 2010 grant were forfeited and the related compensation expense reversed.  As a result, the Company recorded ($72,000) and $19,000 in compensation expense for restricted shares for the three months ended March 31, 2011 and 2010, respectively.

Fair Value Measurements. The Company accounts for all financial and non-financial assets and liabilities in accordance with ASC topic No. 820- Fair Value Measurements and Disclosures, measured at fair value on a recurring and non recurring basis.  ASC topic No. 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.

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

The carrying value of our debt instrument, on which we had no amounts advanced or outstanding at March 31, 2011 or December 31, 2010, approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of March 31, 2011, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

The carrying value of our Deferred Compensation – Rabbi Trust is a fully funded and fully invested plan which is adjusted to the market value, as reported by the independent plan administrator, of the investments as of each financial statement date with the offsetting change in value adjusted to the value of the liability to the employees who participate in the plan.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2010
Deferred Compensation – Rabbi Trust (1)	$758	$-	$-	$758

Total	$758	$-	$-	$758

As of March 31, 2011
Deferred Compensation – Rabbi Trust (1)	$791	$-	$-	$791

Total	$791	$-	$-	$791

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06 to Topic 820 – Fair Value Measurements and Disclosures. This update provided requirements of new disclosures of significant transfers in and out of Levels 1 and 2, and expanded disclosure of activity in Level 3 (see Note 1 of these Notes to Financial Statements). This update also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques for Level 2 and Level 3. This update was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association which changed its name to Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011 respectively.  The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance as of March 31, 2011 under the Credit Facility.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement).  The Company pays a specified fee on undrawn amounts under the Credit Facility which fee was one-half of one percent, or 0.5% on and before March 30, 2011, the date of Second Amendment to the Credit Agreement, and is three quarters of one percent, or 0.75% thereafter.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, a fixed charge ratio covenant for April 2009 to May 2010,  and as revised by the First and Second Amendments monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of March 31, 2011, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit was $15.0 million at March 31, 2011, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $13.0 million at March 31, 2011.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at March 31, 2011 amounted to $13.0 million.  There were no amounts borrowed under the Credit Facility at March 31, 2011 however the value of reserves and letters of credit at that date totaled $4.2 million.  As a result, the Company had $8.8 million of borrowing availability under the Credit Facility at March 31, 2011.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

The Company entered into a $758,000 capital lease which began in July 2009 and ends in June 2012 for the acquisition of computer equipment and related licensed computer security software.  Additionally, from time to time, the Company enters into capital leases for warehouse equipment such as forklifts.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $434,000 and $628,000 at March 31, 2011 and 2010 respectively.  For the three months ended March 31, 2011, the Company repaid $66,000 of principal outstanding and $5,000 of interest expense related to capital leases.  For the three months ended March 31, 2010, the Company repaid $59,000 of principal outstanding and $8,000 of interest expense related to capital leases.

For the three months ended March 31, 2011, we recorded interest expense of $6,000 on the Credit Facility at a weighted average interest rate of 3.15%.  The rate of interest being charged on the Credit Facility at March 31, 2011 was 3.24%.  For the three months ended March 31, 2010, we recorded interest expense of $2,000 on the Credit Facility at a weighted average interest rate of 3.06%.  The rate of interest being charged on the Credit Facility at March 31, 2010 was 3.25%.  The Company also incurred unused Credit Facility fees of approximately $16,000 and $17,000 for the three months ended March 31, 2011 and 2010 respectively, which unused Credit Facility fees are included in the total interest expense of $46,000 and $39,000 for the three months ended March 31, 2011 and 2010 respectively.

3.         EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended March 31,
	2011	2010
Diluted earnings per share:
Weighted average shares outstanding	12,861	12,607
Employee and director stock options	-	-
Weighted average shares assuming dilution	12,861	12,607

Options outstanding to purchase 412,000 shares of the Company’s common stock for the three months ended March 31, 2011 and 1.1 million shares for the three months ended March 31, 2010 were not included in the computation of diluted EPS because their effect was anti-dilutive.  Included in the 1.1 million of outstanding options and warrants for the three months ended March 31, 2010 was a warrant to purchase 150,000 shares of Innotrac stock which expired on December 8, 2010.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we have included 412,304 of restricted shares in our calculation of basic and diluted EPS for the three months ended March 31, 2011 and 525,956 for the three months ended March 31, 2010.    These restricted shares include 265,956 restricted shares issued on April 16, 2007 under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and 260,000 restricted shares issued on March 29, 2010 under the Innotrac Corporation 2010 Stock Award Plan which amounts were subsequently reduced by 88,652 shares and 25,000 respectively, when a grantee’s employment terminated in March 2011 and such grantee’s unvested restricted shares were forfeited.  Both plans provide for immediate voting rights but vesting of the shares does not occur until the earlier of a change in control as defined in the plan or 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.         INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2011 and December 31, 2010 was approximately $22.8 million and $22.7 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expire between 2020 and 2030.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.5 million and $21.3 million has been recorded as of March 31, 2011 and December 31, 2010, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three months ended March 31, 2011, the deferred income tax benefit of $184,000 was offset by a corresponding increase in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company had a gross deferred tax asset of approximately $22.7 million at December 31, 2010, which did not change significantly during the three months ended March 31, 2011.  As discussed in Note 8 to the financial statements in the 2010 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at March 31, 2011.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of March 31, 2011, we have no accrued interest or penalties related to uncertain tax positions.

INNOTRAC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

5.        COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

The Company is required to provide a variety of services under its contracts with customers.  There currently exists an ongoing discussion with one customer regarding the cost to remediate certain defects in Company managed software which our customer believes precipitated under-billings by our customer to its customers.  As of March 31, 2011, management has accrued $100,000 relating to this matter based on the Company’s best estimate of the cost of a remediation plan. However, since the discussions are at a very early stage, and the Company is not able to determine the probability of a favorable or unfavorable outcome, actual costs and exposure could differ significantly from these estimates.

6.        RELATED PARTY TRANSACTION

In early 2004, the Company learned that certain trading activity of the IPOF Fund L.P., an owner of more than 5% of the outstanding Common Stock, may have violated the short-swing profit rules under Section 16(b) of the Securities Exchange Act of 1934.  The Company promptly conducted an investigation of the matter.  IPOF Fund L.P. and its affiliates entered into a settlement agreement with the Company on March 3, 2004 regarding the potential Section 16(b) liability issues that provided for the Company’s recovery of $301,957 no later than March 3, 2006.  In December 2005, the United States District Court in Cleveland, Ohio appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, David Dadante.  The Company informed the IPOF receiver of such agreement, but the likelihood of recovering such amount from the receiver is doubtful.  The Company has not recorded any estimated receivable from this settlement.  Additionally, the Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund L.P. and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, L.P. and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

7.        SUBSEQUENT EVENTS

On April 11, 2011 Company completed the creation of Innotrac Europe GmbH (“Innotrac Europe”), a joint venture between Innotrac and PVS Fulfillment-Service GmbH (“PVS”) in Neckarsulm, Germany.  The joint venture was created to provide an immediate solution to existing and prospective customers of Innotrac for expansion into Europe.  Additionally, the interaction with PVS and its customers is expected to provide opportunities for Innotrac to service business coming from Europe to the United States.

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
●     returns management
●     eCommerce consulting and integration

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Support Services:
●     inbound call center services
●     technical support and order status
●     returns and refunds processing
●     call centers integrated into fulfillment platform
●     cross-sell/up-sell services
●     collaborative chat; and
●     intuitive e-mail response

Business Mix - Revenues

	Three Months Ended March 31,
Business Line/Vertical	2011	2010
eCommerce/Direct-to-Consumer	44.3%	46.3%
Direct Marketing	39.5	35.5
Modems & Telecommunications products	13.9	15.4
Business-to-Business (“B2B”)	2.3	2.8
	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face,  Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will increase during 2011 as we expect growth in business from this group of clients to be higher than our other client categories.

Telecommunications and Modems.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in that industry over the last several years has resulted in a heavy concentration of volume in a few companies, and accordingly, concentration of the service providers to the telecommunication industry.  We continue to provide fulfillment and technology services for several telecommunication companies however we project that the consolidation of service providers in this vertical will result in its percentage of our total revenue to continue to decline as the eCommerce/Direct-to-consumer vertical grows more quickly as a percentage of our total revenue.

Business-to-Business.  The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including NAPA and The Walt Disney Company.  Although we continue to provide services to business in this vertical, we expect future revenues in this category to remain a smaller portion of our total business mix.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2011 and 2010.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed financial statements.

	Three Months Ended March 31,
	2011	2010

Service revenues	82.4%	82.8%
Freight revenues	17.6	17.2
Total Revenues	100.0%	100.0%

Cost of service revenues	37.0	37.9
Freight expense	17.3	17.0
Selling, general and administrative expenses	43.9	45.5
Depreciation and amortization	4.1	4.4
Operating loss	(2.3)	(4.8)
Other expense, net	0.2	0.2
Loss before income taxes	(2.5)	(5.0)
Income tax benefit	-	-
Net loss	(2.5)%	(5.0)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Service Revenues.  Net service revenues increased 7.9% to $17.3 million for the three months ended March 31, 2011 from $16.0 million for the three months ended March 31, 2010.  This increase was attributable to  i) a $1.0 million increase in revenue from our direct marketing clients resulting from increased volume from existing clients and the addition of two new clients; and ii) a $320,000 increase in revenue from our eCommerce clients due to the addition of a new client and increases in volumes from existing clients, offset by a $51,000 decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues increased 10.7% to $3.7 million for the three months ended March 31, 2011 from $3.3 million for the three months ended March 31, 2010.  The $357,000 increase in freight revenues is primarily attributable to the increase in volumes from our direct marketing clients.  Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues. Cost of service revenues increased 5.5% to $7.8 million for the three months ended March 31, 2011, compared to $7.3 million for the three months ended March 31, 2010.  Cost of service revenues as a percent of service revenues decreased slightly to 44.8% from 45.8% mainly due to the change in mix of revenues by client.

Freight Expense.  The Company’s freight expense increased 10.5% to $3.6 million for the three months ended March 31, 2011 compared to $3.3 million for the three months ended March 31, 2010 due to the increase in freight revenue for the reasons discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended March 31, 2011 increased to $9.2 million, or 43.9% of total revenues, compared to $8.8 million, or 45.5% of total revenues, for the same period in 2010.  The increase in S,G&A expenses primarily resulted from a $201,000 increase in information technology costs due to costs related to the Company’s achievement of Level 1 Payment Card Industry compliance and maintenance on additional equipment, and a $205,000 net increase in all other S,G & A costs.  S,G&A expenses as a percentage of total revenue decreased due to the increased service revenue described above.

Interest Expense.  Interest expense for the three months ended March 31, 2011 and 2010 was $46,000 and $39,000, respectively.  The average daily amount of debt outstanding on the Credit Facility increased slightly to $764,000 during the three months ended March 31, 2011 from $297,000 during the same quarter in 2010.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 0%.  At December 31, 2003, a valuation allowance was recorded against the Company’s net deferred tax assets as losses in recent years created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the losses from the three months ended March 31, 2011 and 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended in the respective periods.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association which changed its name to Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011 respectively.  The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.    There was no outstanding balance as of March 31, 2011 under the Credit Facility.

Interest on borrowings pursuant to the 2009 Credit Agreement is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the 2009 Credit Agreement) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the 2009 Credit Agreement) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the 2009 Credit Agreement).  The Company pays a specified fee on undrawn amounts under the Credit Facility which fee was one-half of one percent, or 0.5% on and before March 30, 2011, the date of Second Amendment to the Credit Agreement, and is three quarters of one percent, or 0.75% thereafter.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, a fixed charge ratio covenant for April 2009 to May 2010,  and as revised by the First and Second Amendments monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March of 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of March 31, 2011 the Company was in compliance with all terms of the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $13.0 million at March 31, 2011.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at March 31, 2011 amounted to $13.0 million.  There were no amounts borrowed under the Credit Facility at March 31, 2011 however the value of reserves and letters of credit outstanding at that date totaled $4.1 million.  As a result, the Company had $8.8 million of borrowing availability under the Credit Facility at March 31, 2011.

For the three months ended March 31, 2011, we recorded interest expense of $6,000 on the Credit Facility at a weighted average interest rate of 3.15%.  The rate of interest being charged on the Credit Facility at March 31, 2011 was 3.24%.  For the three months ended March 31, 2010, we recorded interest expense of $2,000 on the Credit Facility at a weighted average interest rate of 3.06%.  The rate of interest being charged on the Credit Facility at March 31, 2010 was 3.25%.   The Company also incurred unused Credit Facility fees of approximately $16,000 and $17,000 for the three months ended March 31, 2011 and 2010 respectively, which unused Credit Facility fees are included in the total interest expense of $46,000 and $39,000 for the three months ended March 31, 2011 and 2010 respectively.

For the three months ended March 31, 2011, the Company generated positive cash from operating activities of $957,000 compared to $1.0 million positive cash flow from operations in the same period of 2010.  The slight $61,000 decrease for the three months ended March 31, 2011 from the same period in 2010 was due to the Company generating a net loss of $526,000 for the current period compared to generating a net loss of $973,000 in the prior period offset by the net change in all working capital accounts providing $561,000 of cash during the three months ended March 31, 2011 compared to providing $1.1 million of cash during the same quarter in 2010.  The $495,000 reduction in cash provided by working capital accounts for the three months ended March 31, 2011 compared to 2010 resulted mainly from the combined effect of i) an increase in accounts receivable of $956,000 in 2011 compared to a reduction of $1.7 million in 2010 due to a  client’s 2011 buyback of approximately $2.9 million of inventory as discussed below and revenues decreasing in 2010 as compared to 2009 causing a reduction in accounts receivable in 2010; ii) a $743,000 decrease in accrued expenses in 2011 caused by reductions in  accrued freight due to reduced volumes from 2009 and reductions in other accrued expense accounts compared to a $24,000 decrease in accrued expenses in 2010; iii) a $61,000 increase in prepaid and other assets in 2011 compared to a $757,000 decrease in 2010 caused the prepayment of inventory at December 31, 2009 which was received in the first quarter of 2010 reducing the balance in prepaid at March 31, 2010; and iv) a $2.8 million decrease in inventory in 2011 compared to a $880,000 increase in inventory in 2010 mainly due to the same buyback of inventory by a client in 2011which caused the increase in accounts receivable in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We only purchase inventory for two customers under contract terms that provide that the risk of inventory obsolescence remain with our customers.  During 2010, one of our customers for whom we purchased inventory decided to discontinue a specific business program and liquidate the inventory supporting that program.  The inventory buyback requirement is defined as the cost of that inventory, so upon buyback, there will be no resulting revenue recorded in our operating results, consistent with past reporting by the Company.  Although there was no effect on operating cash flow during the three months ended March 31, 2011, in the last week of March 2011, we shipped $2.9 million of inventory under the normal payment terms and anticipate receiving payment from the customer before the end of the second quarter.  This conversion from inventory to cash will provide liquidity to further support our business development and capital asset expenditures during 2011 and is projected to minimize our use of advances on our Credit Facility for the rest of 2011.

During the three month periods ended March 31, 2011 and 2010, net cash used in investing activities consisted mainly of capital expenditures and were $371,000 and $293,000 respectively.

During both the three months ended March 31, 2011 and March 31, 2010, there were no net repayments or borrowings under the line of credit as there were no advances outstanding on the Credit Facility at both March 31, 2011 and March 31, 2010.  During the three months ended March 31, 2011 and 2010, the Company repaid $65,000 and $59,000 of principal outstanding on capital leases respectively.  Additionally, during the three months ended March 31, 2011, the Company incurred $30,000 of loan commitment fees as a result of the Second Amendment to the Credit Agreement.

The Company estimates that its cash and financing needs through at least the next twelve (12) months will be met by cash flows from operations and availability under the Credit Facility.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 1 to the condensed financial statements in this Form 10-Q and Note 2 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.  The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2011 and December 31, 2010 was approximately $22.8 million and $22.7 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expires between 2020 and 2030.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.5 million and $21.3 million has been recorded as of March 31, 2011 and December 31, 2010, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three months ended March 31, 2011, the deferred tax benefit of $184,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.    When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

Recent Accounting Pronouncements

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company does not transact any sales in foreign currency.  To the extent that the Company has borrowings outstanding under its Credit Facility and its second lien term loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 6 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and the Company has no long-term purchase commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

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

INNOTRAC CORPORATION
(Registrant)

Date: May16, 2011	By:	/s/ Scott D. Dorfman
Scott D. Dorfman President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ George M. Hare
George M. Hare Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)