Form 10-Q
period 2011-06-30
INNOTRAC CORP
filed 2011-08-11
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from    ____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                                 Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 5, 2011

Common Stock $.10 par value per share (1)	13,057,107 Shares

(1)	13,057,107 shares includes 722,304 restricted shares.

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,567	$238
Accounts receivable (net of allowance for doubtful accounts of $94 at June 30, 2011 and $242 at December 31, 2010)	10,724	15,279
Inventories, net	788	3,626
Prepaid expenses and other	1,338	1,149
Total current assets	16,417	20,292

Property and equipment:
Rental equipment	120	128
Computer software and equipment	39,445	38,626
Furniture, fixtures and leasehold improvements	8,441	8,257
	48,006	47,011
Less accumulated depreciation and amortization	(37,268)	(35,631)
	10,738	11,380

Other assets, net	1,125	1,122

Total assets	$28,280	$32,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,931	$5,920
Line of credit	-	-
Accrued salaries	1,442	1,601
Equipment lease payable	295	264
Accrued expenses and other	2,194	2,211
Total current liabilities	6,862	9,996

Noncurrent liabilities:
Deferred compensation	792	758
Equipment lease payable	47	132
Other noncurrent liabilities	628	609
Total noncurrent liabilities	1,467	1,499

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,057,107 shares issued and outstanding at June 30, 2011 12,860,759 shares issued and outstanding at December 31, 2010	1,306	1,286
Additional paid-in capital	66,566	66,609
Other comprehensive income	1	-
Accumulated deficit	(47,939)	(46,596)
Total Innotrac shareholders’ equity	19,934	21,299
Noncontrolling interest	17	-

Total equity	19,951	21,299

Total liabilities and equity	$28,280	$32,794

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

Service revenues	$16,589	$15,339
Freight revenues	2,025	3,116
Total revenues	18,614	18,455

Cost of service revenues	7,684	6,827
Freight expense	2,064	3,069
Selling, general and administrative expenses	8,794	8,745
Depreciation and amortization	840	884
Total operating expenses	19,382	19,525
Operating loss	(768)	(1,070)

Other expense (income):
Interest expense	48	41
Total other expense (income)	48	41
Loss before income taxes and noncontrolling interest in net loss	(816)	(1,111)
Income taxes	-	-
Noncontrolling interest in net loss	-	-

Net loss	$(816)	$(1,111)

Loss per share:

Basic	$(0.06)	$(0.09)

Diluted	$(0.06)	$(0.09)

Weighted average shares outstanding:

Basic	12,815	12,861

Diluted	12,815	12,861

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

Service revenues	$33,876	$31,367
Freight revenues	5,707	6,441
Total revenues	39,583	37,808

Cost of service revenues	15,436	14,173
Freight expense	5,702	6,360
Selling, general and administrative expenses	18,002	17,547
Depreciation and amortization	1,691	1,732
Total operating expenses	40,831	39,812
Operating loss	(1,248)	(2,004)

Other expense (income):
Interest expense	94	80
Total other expense (income)	94	80
Loss before income taxes and noncontrolling interest in net loss	(1,342)	(2,084)
Income taxes	-	-
Noncontrolling interest in net loss	-	-

Net loss	$(1,342)	$(2,084)

Loss per share:

Basic	$(0.10)	$(0.16)

Diluted	$(0.10)	$(0.16)

Weighted average shares outstanding:

Basic	12,838	12,734

Diluted	12,838	12,734

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,342)	$(2,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,691	1,732
Provision for bad debts	35	(24)
(Gain) loss on disposal of fixed assets	(16)	9
Stock compensation expense-stock options	2	(3)
Stock compensation (income) expense-restricted stock	(25)	48
Decrease in other long-term assets	38	27
Increase in other long-term liabilities	19	114
Changes in operating assets and liabilities:
Decrease in accounts receivable, gross	4,520	2,233
Decrease (increase) in inventory	2,838	(742)
Decrease (increase) in prepaid expenses and other	(155)	477
Decrease in accounts payable	(3,203)	(1,583)
Decrease in accrued expenses and other	(176)	(546)
Net cash provided by (used in) operating activities	4,226	(342)

Cash flows from investing activities:
Capital expenditures	(748)	(506)
Proceeds from disposition of assets	17	-
Net change in noncurrent assets and liabilities	(7)	(8)
Net cash used in investing activities	(738)	(514)

Cash flows (used in) from financing activities:
Net borrowings (repayments) under line of credit	-	895
Capital lease (payments) funding	(142)	(119)
Contribution from noncontrolling interest	17	-
Loan commitment fees	(34)	(62)
Net cash (used in) provided by financing activities	(159)	714

Net increase (decrease) in cash and cash equivalents	3,329	(142)
Cash and cash equivalents, beginning of period	238	1,118
Cash and cash equivalents, end of period	$3,567	$976

Supplemental cash flow disclosures:

Cash paid for interest	$63	$54
Non-cash investing and financing activities:
Capital lease for computer equipment	$87	$-
Capital expenditures in accounts payable	$(214)	$-

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

Principles of Consolidation,  The consolidated financial statements include the accounts of the Company and its majority owned subsidiary.  On April 11, 2011 the Company completed the formation of Innotrac Europe GmbH (“Innotrac Europe”), a joint venture between Innotrac and PVS Fulfillment-Service GmbH (“PVS”) in Neckarsulm, Germany.  Innotrac has a 50.1% ownership stake in the joint venture.  All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation,  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 -  Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment.  Foreign currency translation adjustments were immaterial during the three and six month period ended June 30, 2011.

Gains and losses that result from foreign currency transactions are included in the “other expense (income)” line in the consolidated statements of operations.  For the three and six month period ended June 30, 2011, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A full valuation allowance was recorded against the deferred tax asset as of December 31, 2010 and June 30, 2011 (see Note 4).

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Revenue Recognition.  Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of call center services integrated with our fulfillment operations.  Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and upon completion of the shipping process.  The shipping process is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier.  Innotrac’s call center service revenue is recognized according to written pricing agreements based on the number of calls, minutes or hourly rates when those calls and time rated services occur.  All other revenues are recognized as services are rendered.  As required by the consensus reached in ASC topic No. 605 – Revenue Recognition, 1)  revenues have been recorded net of the cost of the goods for all fee-for-service clients and 2)  the Company records reimbursements received from customers for out-of-pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue.  For two clients we purchase their product from our client’s vendor under agreements that require our clients to buy the product back from us at original cost when we ship the product to our client’s end consumer or after a period of time if the product has not been shipped from our fulfillment centers.  The value of these products is repaid to us at the same amount as we paid for them and no service fees are generated on the products.  We net the value of the purchase against the reimbursement from our customer with a resulting zero value in our reported revenue and costs of revenue.

Stock-Based Compensation Plans. The Company records compensation expense in the financial statements based on the fair value of all share based grants to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  The Company recorded $1,000 and $2,000 in compensation expense (income) on stock options for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, the Company recorded $2,000 and ($3,000) in 2011 and 2010, respectively.  In addition, the Company issued 265,956 restricted shares on April 16, 2007, 260,000 restricted shares on March 29, 2010 and 310,000 restricted shares on June 10, 2011.  On March 31, 2011 88,652 shares from the April 16, 2007 grant and 25,000 shares from the March 29, 2010 grant were forfeited and the related compensation expense of $103,000 was recognized since the issuance of the shares was reversed.  As a result, the Company recorded $49,000 and $29,000 in compensation expense for restricted shares for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded ($25,000) and $48,000 of compensation expense (income) respectively.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Level 3: inputs to the valuation methodology are unobservable for the asset or liability

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We had no amounts advanced or outstanding on our debt instrument at June 30, 2011 and December 31, 2010.  Since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of June 30, 2011, any amount outstanding would approximate fair value.    The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

The carrying value of our Deferred Compensation – Rabbi Trust is a fully funded and fully invested plan which is adjusted to the market value, as reported by the independent plan administrator, of the investments as of each financial statement date with the offsetting change in value adjusted to the value of the liability to the employees who participate in the plan.

	As of June 30, 2011 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of June 30, 2011
Deferred Compensation – Rabbi Trust (1)	$792	$-	$-	$792

Total	$792	$-	$-	$792

As of December 31, 2010
Deferred Compensation – Rabbi Trust (1)	$758	$-	$-	$758

Total	$758	$-	$-	$758

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-04 to Topic 820 – Fair Value Measurements and Disclosures.  This update represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The amendments in this update have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to Topic 220 – Presentation of Comprehensive Income.  The amendments in this update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements, however it will impact the presentation of these statements.

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N. A. (the “Bank”), which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011, respectively.  The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance as of June 30, 2011 under the Credit Facility.

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

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of June 30, 2011, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit was $15.0 million at June 30, 2011, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $8.4 million at June 30, 2011.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at June 30, 2011 amounted to $8.4 million.  There were no amounts borrowed under the Credit Facility at June 30, 2011 however the value of reserves and letters of credit at that date totaled $4.1 million.  As a result, the Company had $4.3 million of borrowing availability under the Credit Facility at June 30, 2011.

The Company entered into a $758,000 capital lease which began in July 2009 and ends in June 2012 for the acquisition of computer equipment and related licensed computer security software.  Additionally, from time to time, the Company enters into capital leases for warehouse equipment such as forklifts.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $381,000 and $557,000 at June 30, 2011 and 2010 respectively.  For the three months ended June 30, 2011, the Company repaid $77,000 of principal outstanding and $6,000 of interest expense related to capital leases.  For the six months ended June 30, 2011, the Company repaid $142,000 of principal outstanding and $11,000 of interest expense related to capital leases.

For the three months ended June 30, 2011, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.24%.  The rate of interest being charged on the Credit Facility at June 30, 2011 was 3.19%.  For the three months ended June 30, 2010, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.32%.  The Company also incurred unused Credit Facility fees of approximately $26,000 and $17,000 for the three months ended June 30, 2011 and 2010 respectively, which unused Credit Facility fees are included in the total interest expense of $48,000 and $41,000 for the three months ended June 30, 2011 and 2010 respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

For the six months ended June 30, 2011, we recorded interest expense of $7,000 on the revolving credit agreement at a weighted average interest rate of 3.15%.  For the six months ended June 30, 2010, we recorded interest expense of $3,000 at a weighted average rate of 3.11% on the revolving credit agreement.  The Company also incurred unused revolving credit facility fees of approximately $42,000 and $34,000 for the six months ended June 30, 2011 and 2010, respectively, which unused Credit Facility fees are included in the total interest expense of $94,000 and $80,000 for the six months ended June 30, 2011 and 2010 respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Diluted earnings per share:

Weighted average shares outstanding	12,815	12,861	12,838	12,734
Employee and director stock options	-	-	-	-

Weighted average shares assuming dilution	12,815	12,861	12,838	12,734

Options outstanding to purchase 593,000 shares of the Company’s common stock for the three and six months ended June 30, 2011 were not included in the computation of diluted EPS because their effect was anti-dilutive.  Options outstanding to purchase 1.1 million shares of the Company’s common stock for the three and six months ended June 30, 2010 were not included in the computation of diluted EPS because their effect was anti-dilutive.  Included in the 1.1 million of outstanding options and warrants for the three and six months ended June 30, 2010 was a warrant to purchase 150,000 shares of Innotrac stock which expired on December 8, 2010.

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included 722,304 restricted shares in our calculation of basic and diluted EPS for the three and six months ended June 30, 2011.  For the three and six months ended June 30, 2010, we included 525,956 of restricted shares in our calculation of basic and diluted EPS.    These restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan.  Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control as defined in the plan or 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.       INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2011 and December 31, 2010 was approximately $23.0 million and $22.7 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expire between 2020 and 2030.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.8 million and $21.3 million has been recorded as of June 30, 2011 and December 31, 2010, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three and six months ended June 30, 2011, the deferred income tax benefit of $286,000 and $471,000, respectively, was offset by a corresponding increase in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company had a gross deferred tax asset of approximately $22.7 million at December 31, 2010, which did not change significantly during the six months ended June 30, 2011.  As discussed in Note 8 to the financial statements in the 2010 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at June 30, 2011.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of June 30, 2011, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

The Company is required to provide a variety of services under its contracts with clients.  There currently exists an ongoing discussion with one client regarding the cost to remediate certain defects in Company-managed software which our client believes precipitated under-billings by our client to its customers.  Management previously accrued $100,000 relating to this matter, and during the second quarter of 2011 the Company began executing a remediation plan.  The Company incurred costs during this period of $46,000 relating to the remediation plan, thereby reducing the accrual related to this matter to $54,000 at June 30, 2011.

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
● returns management: and
● eCommerce consulting and integration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Support Services:
● inbound call center services
● technical support and order status
● returns and refunds processing
● call centers integrated into fulfillment platform
● cross-sell/up-sell services
● collaborative chat; and
● intuitive e-mail response.

Business Mix – Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line/Vertical	2011	2010	2011	2010
eCommerce / Direct to Consumer	52.4%	48.4%	48.1%	47.3%
Direct Marketing	31.0	33.1	35.5	34.3
Modems & Telecommunications products	13.2	15.6	13.6	15.5
Business-to-Business (“B2B”)	3.4	2.9	2.8	2.9
	100.0%	100.0%	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face,  Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will increase during 2011 as we expect growth in business from this group of clients to be higher than our other client categories.  The reduction of 2.1% from 33.1% to 31.0% of total revenues generated from Direct Marketing for the three months ended June 30, 2011 compared to 2010 was the result of two Direct Marketing clients changing their freight to client owned rather than Company owned freight accounts, reducing the amount of total revenue for those two clients.  Freight revenue does not have a material impact on our operating profitability due to pricing practices for direct freight costs, and Direct Marketing service revenues, which do have an impact on our operating profitability, increased during the second quarter of 2011 from the comparable period in 2010.

Modems and Telecommunications.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in that industry over the last several years has resulted in a heavy concentration of volume in a few companies, and accordingly, concentration of the service providers to the telecommunication industry.  We continue to provide fulfillment and technology services for several telecommunication companies however we project that the consolidation of service providers in this vertical will result in its percentage of our total revenue to continue to decline as the eCommerce/Direct-to-consumer vertical grows more quickly as a percentage of our total revenue.

Business-to-Business.  The Company also provides fulfillment and customer support services for business-to-business (“B2B”) clients, including NAPA and The Walt Disney Company.   Although we continue to provide services to businesses in this vertical, we expect future revenues in this category to remain a smaller portion of our total business mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2011 and 2010.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service revenues	89.1%	83.1%	85.6%	83.0%
Freight revenues	10.9	16.9	14.4	17.0
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	41.3	37.0	39.0	37.5
Cost of freight expense	11.1	16.6	14.4	16.8
Selling, general and administrative expenses	47.2	47.4	45.5	46.4
Depreciation and amortization	4.5	4.8	4.3	4.6
Operating loss	(4.1)	(5.8)	(3.2)	(5.3)
Other expense, net	(0.3)	(0.2)	(0.2)	(0.2)
Loss before income taxes	(4.4)	(6.0)	(3.4)	(5.5)
Income tax benefit	-	-	-	-
Net loss	(4.4)%	(6.0)%	(3.4)%	(5.5)%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Service Revenues.  Net service revenues increased 8.1% to $16.6 million for the three months ended June 30, 2011 from $15.3 million for the three months ended June 30, 2010.  This increase was attributable to  i) a $810,000 increase in revenue from our eCommerce clients due to the addition of a new client and increases in volumes from existing clients, ii) a $689,000 increase in service revenue from our direct marketing clients resulting from increased volume from existing clients and the addition of two new clients; and iii) a $155,000 increase in revenue from our B2B clients due to the addition of a new client, offset by a $404,000 decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues decreased 35.0% to $2.0 million for the three months ended June 30, 2011 from $3.1 million for the three months ended June 30, 2010.  The $1.1 million decrease in freight revenues is primarily attributable to two of our direct marketing clients transitioning all or a portion of their freight usage from Company owned freight accounts to their own freight accounts.  Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Service Revenues. Cost of service revenues increased 12.6% to $7.7 million for the three months ended June 30, 2011, compared to $6.8 million for the three months ended June 30, 2010.  Cost of service revenues as a percent of service revenues increased slightly to 46.3% from 44.5% mainly due to the change in mix of revenues by client.

Freight Expense.  The Company’s freight expense decreased 32.7% to $2.1 million for the three months ended June 30, 2011 compared to $3.1 million for the three months ended June 30, 2010 due to the decrease in freight revenue as discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended June 30, 2011 increased to $8.8 million compared to $8.7 million for the same period in 2010.  S,G&A expenses as a percent of total revenues decreased slightly to 47.2% from 47.4% for the comparable three months ended June 30, 2011 and 2010, respectively. The increase in S,G&A expenses primarily resulted from a $152,000 increase in facility and equipment costs resulting from increasing the rented space and equipment in existing facilities to meet projected growth, a $132,000 increase in information technology costs due mainly to costs related to the Company’s achievement of Level 1 Payment Card Industry compliance,  and maintenance on new computer equipment, offset by a net decrease in all other S,G & A costs of $236,000 resulting from lower workers compensation expense.

Interest Expense.  Interest expense for the three months ended June 30, 2011 and 2010 was $48,000 and $41,000, respectively.  The increase in interest expense was due to the an increase in unused Credit Facility fees resulting from the Second Amendment to the Credit Agreement, which increased the fee from 0.5% to 0.75% effective March 31, 2011.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2011 and 2010 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the losses from the three months ended June 30, 2011 and 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended in the respective periods.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Service Revenues.  Net service revenues increased 8.0% to $33.9 million for the six months ended June 30, 2011 from $31.4 million for the six months ended June 30, 2010.  This increase was attributable to  i) a $1.7 million increase in service revenue from our direct marketing clients resulting from increased volume from existing clients and the addition of two new clients; ii) a $1.1 million increase in revenue from our eCommerce clients due to the addition of a new client and increases in volumes from existing clients and iii) a $135,000 increase in revenue from our B2B clients due to the addition of a new client, offset by a $455,000 decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues decreased 11.4% to $5.7 million for the six months ended June 30, 2011 from $6.4 million for the six months ended June 30, 2010.  The $734,000 decrease in freight revenues is primarily attributable to two of our direct marketing clients transitioning all or a portion of their freight usage from Company owned freight accounts to their own freight accounts, offset by increased volumes from a new direct marketing client and other existing direct marketing clients. Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased 8.9% to $15.4 million for the six months ended June 30, 2011, compared to $14.2 million for the six months ended June 30, 2010.  Cost of service revenues as a percent of service revenues increased slightly to 45.6% from 45.2% mainly due to the change in mix of revenues by client.

Freight Expense.  The Company’s freight expense decreased 10.3% to $5.7 million for the six months ended June 30, 2011 compared to $6.4 million for the six months ended June 30, 2010 due to the decrease in freight revenue as discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the six months ended June 30, 2011 increased to $18.0 million, or 45.5% of total revenues, compared to $17.5 million, or 46.4% of total revenues, for the same period in 2010.  The increase in S,G&A expenses primarily resulted from a $333,000 increase in information technology costs due to costs related to the Company’s achievement of Level 1 Payment Card Industry compliance and maintenance on new computer equipment, a $201,000 increase in facility and equipment costs resulting from increasing the rented space and equipment in existing facilities to meet projected growth,  offset by a net decrease in all other S,G & A costs of $80,000 resulting from lower workers compensation expense.

Interest Expense.  Interest expense for the six months ended June 30, 2011 and June 30, 2010 was $94,000 and $80,000, respectively.  The increase in interest expense was due to the Company having an increased amount of average debt outstanding on its Credit Facility to $456,000 during the six months ended June 30, 2011 from $194,000 during the same period in 2010 and an increase in unused Credit Facility fees resulting from the Second Amendment to the Credit Agreement, which increased the fee from 0.5% to 0.75% effective March 31, 2011.

Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the losses from the six months ended June 30, 2011 and 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the six months ended in the respective periods.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011, respectively.  The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.    There was no outstanding balance as of June 30, 2011 under the Credit Facility.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March of 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of June 30, 2011 the Company was in compliance with all terms of the Credit Facility.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $8.4 million at June 30, 2011.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at June 30, 2011 amounted to $8.4 million.  There were no amounts borrowed under the Credit Facility at June 30, 2011 however the value of reserves and letters of credit outstanding at that date totaled $4.1 million.  As a result, the Company had $4.3 million of borrowing availability under the Credit Facility at June 30, 2011.

For the three months ended June 30, 2011, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.24%.  The rate of interest being charged on the Credit Facility at June 30, 2011 was 3.19%.  For the three months ended June 30, 2010, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.32%.    The Company also incurred unused Credit Facility fees of approximately $26,000 and $17,000 for the three months ended June 30, 2011 and 2010 respectively, which unused Credit Facility fees are included in the total interest expense of $48,000 and $41,000 for the three months ended June 30, 2011 and 2010 respectively.

For the six months ended June 30, 2011, we recorded interest expense of $7,000 on the revolving credit agreement at a weighted average interest rate of 3.15%.  For the six months ended June 30, 2010, we recorded interest expense of $3,000 at a weighted average rate of 3.11% on the revolving credit agreement.  The Company also incurred unused revolving credit facility fees of approximately $42,000 and $34,000 for the six months ended June 30, 2011 and 2010, respectively.  Additionally, the Company reported total interest expense of $94,000 and $80,000 the six months ended June 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2011, the Company generated positive cash from operating activities of $4.2 million compared to using $342,000 cash in its operating activities in the same period of 2010.  The $4.6 million increase for the six months ended June 30, 2011 from the same period in 2010 was due to the Company generating a net loss of $1.3 million for the current period compared to generating a net loss of $2.1 million in the prior period offset by the net change in all working capital accounts providing $3.8 million of cash during the six months ended June 30, 2011 compared to using $161,000 of cash during the same period in 2010.  The $4.0 million increase in cash provided by working capital accounts for the six months ended June 30, 2011 compared to 2010 resulted mainly from the combined effect of i) a decrease in accounts receivable of $4.5 million in 2011 compared to a reduction of $2.2 million in 2010 due to improved collections in 2011 and revenues decreasing in 2010 as compared to 2009 causing a reduction in accounts receivable in 2010; and ii) a $2.8 million decrease in inventory in 2011 compared to a $742,000 increase in inventory in 2010 mainly due to the buyback of inventory by a client in 2011 as discussed below. Offsetting the cash provided by the decrease in accounts receivable and inventory are i) a $3.2 million decrease in accounts payable in 2011 compared to a $1.6 million decrease in 2010 primarily due to the reduction in freight payables resulting from the decrease in freight revenue; ii) a $155,000 increase in prepaid and other assets in 2011 compared to a $477,000 decrease in 2010 caused by the prepayment of inventory at December 31, 2009 which was received in the first quarter of 2010 reducing the balance in prepaid at March 31, 2010; and iii) a $176,000 decrease in accrued expenses in 2011 caused by reductions in  accrued freight due to reduced volumes from 2009 and reductions in other accrued expense accounts compared to a $546,000 decrease in accrued expenses in 2010.

We only purchase inventory for two customers under contract terms that provide that the risk of inventory obsolescence remain with our customers.  During 2010, one of our customers for whom we purchased inventory decided to discontinue a specific business program and liquidate the inventory supporting that program.  The inventory buyback requirement is defined as the cost of that inventory, so upon buyback, there will be no resulting revenue recorded in our operating results, consistent with past reporting by the Company.  In the last week of March 2011, we shipped $2.9 million of inventory under the normal payment terms and in mid May, the resulting accounts receivable was collected from the customer resulting in the increase in cash on hand for the quarter ended June 30, 2011.  This conversion from inventory to cash has provided liquidity to further support our business development and capital asset expenditures during 2011 and is projected to minimize our use of advances on our Credit Facility for the rest of 2011.

During the six month period ended June 30, 2011 and 2010, net cash used in investing activities consisted mainly of capital expenditures and increased to $738,000 at June 30, 2011 from $514,000 at June 30, 2010.  The $242,000 increase in capital expenditures in the 2011 period compared to 2010 has been incurred to provide equipment needed in our existing facilities for new clients added during late 2010 and 2011.  Additionally, we are upgrading portions of our warehouse management operating systems to support existing clients in our Illinois and Hebron I locations.

During the six months ended June 30, 2011 there were no net repayments or borrowings under the line of credit as there were no advances outstanding on the Credit Facility at June 30, 2011.  During the six months ended June 30, 2010, there was $895,000 of net advances outstanding on the Credit Facility.  During the six months ended June 30, 2011 and 2010, the Company repaid $142,000 and $119,000 of principal outstanding on capital leases respectively.  Additionally, during the six months ended June 30, 2011, the Company incurred $34,000 of loan commitment fees as a result of the Second Amendment to the Credit Agreement and during the six months ended June 30, 2010, the Company incurred $62,000 of loan commitment fees as a result of the First Amendment to the Credit Agreement.  In addition during the six months ended June 30, 2011, the Company received $17,000 from PVS related to their noncontrolling interest in Innotrac Europe.

The Company estimates that its cash and financing needs for at least the next twelve months will be met by cash on hand, cash flows from operations and availability under the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 1 to the condensed consolidated financial statements in this Form 10-Q and Note 2 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.  The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2011 and December 31, 2010 was approximately $23.0 million and $22.7 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expires between 2020 and 2030.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.8 million and $21.3 million has been recorded as of June 30, 2011 and December 31, 2010, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the six months ended June 30, 2011, the deferred tax benefit of $471,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-04 to Topic 820 – Fair Value Measurements and Disclosures.  This update represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The amendments in this update have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The common requirements are expected to result in greater comparablility of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2011, the FASB issued ASU 2011-05 to Topic 220 – Presentation of Comprehensive Income.  The amendments in this update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements, however it will impact the presentation of these statements.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

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

INNOTRAC CORPORATION
(Registrant)

Date: August 11, 2011	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: August 11, 2011	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)