Form 10-Q
period 2011-09-30
INNOTRAC CORP
filed 2011-11-14
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 7, 2011

Common Stock $.10 par value per share (1)	13,035,440 Shares (1)

(1)	Includes 700,637 restricted shares.

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,272	$238
Accounts receivable (net of allowance for doubtful accounts of $90 at September 30, 2011 and $242 at December 31, 2010)	11,662	15,279
Inventories, net	907	3,626
Prepaid expenses and other	1,189	1,149
Total current assets	17,030	20,292

Property and equipment:
Rental equipment	120	128
Computer software and equipment	40,300	38,626
Furniture, fixtures and leasehold improvements	8,483	8,257
	48,903	47,011
Less accumulated depreciation and amortization	(38,115)	(35,631)
	10,788	11,380

Other assets, net	1,015	1,122

Total assets	$28,833	$32,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,156	$5,920
Line of credit	-	-
Accrued salaries	868	1,601
Equipment lease payable	233	264
Accrued expenses and other	2,152	2,211
Total current liabilities	7,409	9,996

Noncurrent liabilities:
Deferred compensation	681	758
Equipment lease payable	39	132
Other noncurrent liabilities	1,216	609
Total noncurrent liabilities	1,936	1,499

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,035,440 shares issued and outstanding at September 30, 2011 12,860,759 shares issued and outstanding at December 31, 2010	1,304	1,286
Additional paid-in capital	66,597	66,609
Accumulated other comprehensive loss	(2)	-
Accumulated deficit	(48,427)	(46,596)
Total Innotrac shareholders’ equity	19,472	21,299
Noncontrolling interest	16	-

Total equity	19,488	21,299

Total liabilities and equity	$28,833	$32,794

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 and 2010
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Service revenues	$17,623	$15,849
Freight revenues	1,894	2,721
Total revenues	19,517	18,570

Cost of service revenues	8,072	7,040
Freight expense	1,855	2,657
Selling, general and administrative expenses	9,189	8,761
Depreciation and amortization	847	882
Total operating expenses	19,963	19,340
Operating loss	(446)	(770)

Other expense:
Interest expense	44	51
Other expense	2	-
Total other expense	46	51
Loss before income taxes	(492)	(821)
Income taxes	-	-
Net loss	(492)	(821)
Net loss attributable to noncontrolling interest	(2)	-

Net loss attributable to Innotrac	$(490)	$(821)

Loss per share:

Basic	$(0.04)	$(0.06)

Diluted	$(0.04)	$(0.06)

Weighted average shares outstanding:

Basic	13,045	12,861

Diluted	13,045	12,861

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011 and 2010
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Service revenues	$51,499	$47,216
Freight revenues	7,601	9,162
Total revenues	59,100	56,378

Cost of service revenues	23,508	21,213
Freight expense	7,557	9,017
Selling, general and administrative expenses	27,191	26,308
Depreciation and amortization	2,538	2,614
Total operating expenses	60,794	59,152
Operating loss	(1,694)	(2,774)

Other expense:
Interest expense	138	131
Other expense	2	-
Total other expense	140	131
Loss before income taxes	(1,834)	(2,905)
Income taxes	-	-
Net loss	(1,834)	(2,905)
Net loss attributable to noncontrolling interest	(2)	-

Net loss attributable to Innotrac	$(1,832)	$(2,905)

Loss per share:

Basic	$(0.14)	$(0.23)

Diluted	$(0.14)	$(0.23)

Weighted average shares outstanding:

Basic	12,908	12,777

Diluted	12,908	12,777

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,834)	$(2,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,538	2,614
Provision for bad debts	37	87
(Gain) loss on disposal of fixed assets	(16)	9
Stock compensation expense (income)-stock options	2	(2)
Stock compensation expense-restricted stock	4	78
Changes in operating assets and liabilities:
Accounts receivable, gross	3,580	2,850
Inventory	2,719	(570)
Prepaid expenses and other	(6)	451
Long-term assets	38	46
Accounts payable	(2,156)	(1,115)
Accrued expenses and other	(792)	(1,241)
Long-term liabilities	607	196
Net cash provided by operating activities	4,721	498

Cash flows from investing activities:
Capital expenditures	(1,467)	(815)
Proceeds from disposition of assets	17	-
Net change in noncurrent assets and liabilities	(8)	(9)
Net cash used in investing activities	(1,458)	(824)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	-	-
Capital lease payments	(212)	(179)
Contribution from noncontrolling interest	17	-
Loan commitment fees	(34)	(62)
Net cash used in financing activities	(229)	(241)

Net increase (decrease) in cash and cash equivalents	3,034	(567)
Cash and cash equivalents, beginning of period	238	1,118
Cash and cash equivalents, end of period	$3,272	$551

Supplemental cash flow disclosures:

Cash paid for interest	$92	$85
Non-cash investing and financing activities:
Capital lease for computer equipment	$87	$-
Capital expenditures in accounts payable	$(392)	$-

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its majority owned subsidiary.  On April 11, 2011 the Company completed the formation of Innotrac Europe GmbH (“Innotrac Europe”), a joint venture between Innotrac and PVS Fulfillment-Service GmbH (“PVS”) in Neckarsulm, Germany.  Innotrac has a 50.1% ownership stake in the joint venture.  All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation.  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 -  Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment.  Foreign currency translation adjustments were immaterial during the three and nine month period ended September 30, 2011.

Gains and losses that result from foreign currency transactions are included in the “other expense (income)” line in the consolidated statements of operations.  For the three and nine month period ended September 30, 2011, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A full valuation allowance was recorded against the deferred tax asset as of December 31, 2010 and September 30, 2011 (see Note 4).

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

Stock-Based Compensation Plans. The Company records compensation expense in the financial statements based on the fair value of all share based grants to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  The Company recorded $0 and $1,000 in compensation expense (income) on stock options for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, the Company recorded $2,000 and ($2,000) in 2011 and 2010, respectively.  In addition, the Company issued 265,956 restricted shares on April 16, 2007, 260,000 restricted shares on March 29, 2010 and 310,000 restricted shares on June 10, 2011.  Forfeitures of issued unvested restricted shares as of September 30, 2011 have included 88,652 shares from the April 16, 2007 grant, 40,000 shares from the March 29, 2010 grant and 6,667 shares from the June 10, 2011 grant.  Compensation expense of $108,000 was recognized on these forfeited shares between the dates of issuance and the dates of forfeiture, which amount was reversed in the period of forfeiture.    As a result, the Company recorded $30,000 and $29,000 in compensation expense for restricted shares for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded $4,000 and $78,000 of stock compensation expense respectively.

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

Level 1: quoted prices in active markets for identical securities

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

Level 2: other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

Level 3: significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We had no amounts advanced or outstanding on our debt instrument at September 30, 2011 and December 31, 2010.  Since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of September 30, 2011, any amount outstanding would approximate fair value.    The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

The carrying value of our Deferred Compensation – Rabbi Trust is a fully funded and fully invested plan which is adjusted to the market value, as reported by the independent plan administrator, of the investments as of each financial statement date with the offsetting change in value adjusted to the value of the liability to the employees who participate in the plan.

	As of September 30, 2011 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of September 30, 2011
Deferred Compensation – Rabbi Trust (1)	$681	$-	$-	$681

Total	$681	$-	$-	$681

As of December 31, 2010
Deferred Compensation – Rabbi Trust (1)	$758	$-	$-	$758

Total	$758	$-	$-	$758

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N. A. (the “Bank”), which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011, respectively.  The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance as of September 30, 2011 under the Credit Facility.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of September 30, 2011, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit was $15.0 million at September 30, 2011, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, which totaled $8.8 million at September 30, 2011.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at September 30, 2011 amounted to $8.8 million.  There were no amounts borrowed under the Credit Facility at September 30, 2011; however the value of reserves and letters of credit at that date totaled $4.1 million.  As a result, the Company had $4.7 million of borrowing availability under the Credit Facility at September 30, 2011.

The Company entered into a $758,000 capital lease which began in July 2009 and ends in June 2012 for the acquisition of computer equipment and related licensed computer security software.  Additionally, from time to time, the Company enters into capital leases for warehouse equipment such as forklifts.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $297,000 and $486,000 at September 30, 2011 and 2010 respectively.  For the three months ended September 30, 2011, the Company repaid $71,000 of principal outstanding and $3,000 of interest expense related to capital leases.  For the nine months ended September 30, 2011, the Company repaid $212,000 of principal outstanding and $14,000 of interest expense related to capital leases.

For the three months ended September 30, 2011, we recorded no interest expense on the Credit Facility.  The rate of interest being charged on the Credit Facility at September 30, 2011 was 3.24%.  For the three months ended September 30, 2010, we recorded interest expense of $8,000 on the Credit Facility at a weighted average interest rate of 3.31%.  The Company also incurred unused Credit Facility fees of approximately $27,000 and $17,000 for the three months ended September 30, 2011 and 2010 respectively, which unused Credit Facility fees are included in the total interest expense of $44,000 and $51,000 for the three months ended September 30, 2011 and 2010 respectively.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

For the nine months ended September 30, 2011, we recorded interest expense of $7,000 on the revolving credit agreement at a weighted average interest rate of 3.14%.  For the nine months ended September 30, 2010, we recorded interest expense of $11,000 at a weighted average rate of 3.27% on the revolving credit agreement.  The Company also incurred unused revolving credit facility fees of approximately $69,000 and $51,000 for the nine months ended September 30, 2011 and 2010, respectively, which unused Credit Facility fees are included in the total interest expense of $138,000 and $131,000 for the nine months ended September 30, 2011 and 2010 respectively.

3.         EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted earnings per share:

Weighted average shares outstanding	13,045	12,861	12,908	12,777
Employee and director stock options	-	-	-	-
Weighted average shares assuming dilution	13,045	12,861	12,908	12,777

Options to purchase 575,000 shares of the Company’s common stock outstanding at the end of the three and nine months ended September 30, 2011 were not included in the computation of diluted EPS because their effect was anti-dilutive.  Options and warrants to purchase 936,000 shares of the Company’s common stock outstanding at the end of the three and nine months ended September 30, 2010 were not included in the computation of diluted EPS because their effect was anti-dilutive. This 936,000 includes a warrant to purchase 150,000 shares of Innotrac stock which expired on December 8, 2010.

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included 700,637 restricted shares in our calculation of basic and diluted EPS for the three and nine months ended September 30, 2011.  For the three and nine months ended September 30, 2010, we included 525,956 of restricted shares in our calculation of basic and diluted EPS.    These restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan.  Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control or on specific vesting dates.  The vesting period for all restricted shares issued prior to June 2011 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  Vesting for restricted shares issued to employees in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  The vesting period for restricted shares issued to Directors of the Company beginning in June 2011 follows the same schedule of 25% on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.         INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of September 30, 2011 and December 31, 2010 was approximately $23.1 million and $22.7 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expire between 2020 and 2030.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $22.0 million and $21.3 million has been recorded as of September 30, 2011 and December 31, 2010, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three and nine months ended September 30, 2011, the deferred income tax benefit of $124,000 and $647,000, respectively, was offset by a corresponding increase in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company had a gross deferred tax asset of approximately $22.7 million at December 31, 2010, which did not change significantly during the nine months ended September 30, 2011.  As discussed in Note 8 to the financial statements in the 2010 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at September 30, 2011.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of September 30, 2011, we have no accrued interest or penalties related to uncertain tax positions.

INNOTRAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

5.         COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

The Company is required to provide a variety of services under its contracts with clients.  There currently exists an ongoing discussion with one client regarding the cost to remediate certain defects in Company-managed software which our client believes precipitated under-billings by our client to its customers.  Management previously accrued $100,000 relating to this matter, and during the second quarter of 2011 the Company began executing a remediation plan.  The Company incurred costs during the second and third quarter of $57,000 relating to the remediation plan, thereby reducing the accrual related to this matter to $43,000 at September 30, 2011.

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

Our core service offerings include the following:

Fulfillment Services:
●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping and freight optimization modeling for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management
●	returns management: and
●	eCommerce consulting and integration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Support Services:
●	inbound call center services
●	technical support and order status
●	returns and refunds processing
●	call centers integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat; and
●	intuitive e-mail response.

Business Mix – Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line/Vertical	2011	2010	2011	2010
eCommerce / Direct to Consumer	57.6%	51.2%	51.1%	48.6%
Direct Marketing	26.4	29.2	32.6	32.6
Modems & Telecommunications products	12.8	17.1	13.3	16.0
Business-to-Business (“B2B”)	3.2	2.5	3.0	2.8
	100.0%	100.0%	100.0%	100.0%

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face,  Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will continue to increase during 2011 as we expect growth in business from this group of clients to be higher than our other client categories.  The reduction of 2.8 percentage points from 29.2% to 26.4% of total revenues generated from Direct Marketing for the three months ended September 30, 2011 compared to 2010 was the result of two Direct Marketing clients changing their freight to client owned rather than Company owned freight accounts, reducing the amount of total revenue for those two clients.  Freight revenue does not have a material impact on our operating profitability due to pricing practices for direct freight costs, and Direct Marketing service revenues, which do have an impact on our operating profitability, increased during the third quarter of 2011 from the comparable period in 2010.

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

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2011 and 2010.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service revenues	90.3%	85.3%	87.1%	83.7%
Freight revenues	9.7	14.7	12.9	16.3
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	41.4	37.9	39.8	37.6
Cost of freight expense	9.5	14.3	12.8	16.0
Selling, general and administrative expenses	47.1	47.2	46.0	46.7
Depreciation and amortization	4.3	4.7	4.3	4.6
Operating loss	(2.3)	(4.1)	(2.9)	(4.9)
Other expense, net	(0.2)	(0.3)	(0.2)	(0.2)
Loss before income taxes	(2.5)	(4.4)	(3.1)	(5.1)
Income tax benefit	-	-	-	-
Net loss	(2.5)%	(4.4)%	(3.1)%	(5.1)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Service Revenues.  Net service revenues increased 11.2% to $17.6 million for the three months ended September 30, 2011 from $15.8 million for the three months ended September 30, 2010.  This increase was attributable to  i) a $1.7 million increase in revenue from our eCommerce clients due to the addition of several new clients and increases in volumes from existing clients, ii) a $512,000 increase in service revenue from our direct marketing clients resulting from increased volume from existing clients and the addition of two new clients; and iii) a $194,000 increase in revenue from our B2B clients due to the addition of a new client, offset by a $624,000 decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues decreased 30.4% to $1.9 million for the three months ended September 30, 2011 from $2.7 million for the three months ended September 30, 2010.  The $827,000 decrease in freight revenues is primarily attributable to two of our direct marketing clients transitioning all or a portion of their freight usage from Company owned freight accounts to their own freight accounts.  Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Service Revenues. Cost of service revenues increased 14.7% to $8.1 million for the three months ended September 30, 2011, compared to $7.0 million for the three months ended September 30, 2010.  Cost of service revenues as a percent of service revenues increased slightly to 45.8% from 44.4% mainly due to the change in mix of revenues by client.

Freight Expense.  The Company’s freight expense decreased 30.2% to $1.9 million for the three months ended September 30, 2011 compared to $2.7 million for the three months ended September 30, 2010 due to the decrease in freight revenue as discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended September 30, 2011 increased to $9.2 million compared to $8.8 million for the same period in 2010.  S,G&A expenses as a percent of total revenues remained flat at 47.1% for the three months ended September 30, 2011 compared to 47.2% for the comparable three months ended September 30, 2010, respectively. The increase in S,G&A expenses primarily resulted from a $448,000 increase in facility and equipment costs resulting from increasing the rented space and equipment in existing facilities to meet projected growth, a $141,000 increase in information technology costs due mainly to costs related to the Company’s achievement of Level 1 Payment Card Industry compliance, maintenance on new computer equipment and costs related to new client implementations, offset by a net decrease in all other S,G&A costs of $157,000 resulting primarily from lower workers compensation expense.

Interest Expense.  Interest expense for the three months ended September 30, 2011 and 2010 remained relatively unchanged at $44,000 and $51,000, respectively.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2011 and 2010 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the losses from the three months ended September 30, 2011 and 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended in the respective periods.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Service Revenues.  Net service revenues increased 9.1% to $51.5 million for the nine months ended September 30, 2011 from $47.2 million for the nine months ended September 30, 2010.  This increase was attributable to  i) a $2.8 million increase in revenue from our eCommerce clients due to the addition of several new clients and increases in volumes from existing clients; ii) a $2.3 million increase in service revenue from our direct marketing clients resulting from increased volume from existing clients and the addition of two new clients and iii) a $328,000 increase in revenue from our B2B clients due to the addition of a new client, offset by a $1.1 million decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues decreased 17.0% to $7.6 million for the nine months ended September 30, 2011 from $9.2 million for the nine months ended September 30, 2010.  The $1.6 million decrease in freight revenues is primarily attributable to two of our direct marketing clients transitioning all or a portion of their freight usage from Company owned freight accounts to their own freight accounts, offset by increased volumes from a new direct marketing client and other existing direct marketing clients. Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased 10.8% to $23.5 million for the nine months ended September 30, 2011, compared to $21.2 million for the nine months ended September 30, 2010.  Cost of service revenues as a percent of service revenues increased slightly to 45.6% from 44.9% mainly due to the change in mix of revenues by client.

Freight Expense.  The Company’s freight expense decreased 16.2% to $7.6 million for the nine months ended September 30, 2011 compared to $9.0 million for the nine months ended September 30, 2010 due to the decrease in freight revenue as discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the nine months ended September 30, 2011 increased to $27.2 million, or 46.0% of total revenues, compared to $26.3 million, or 46.7% of total revenues, for the same period in 2010.  The increase in S,G&A expenses primarily resulted from a $644,000 increase in facility and equipment costs resulting from increasing the rented space and equipment in existing facilities to meet projected growth, a $475,000 increase in information technology costs due to costs related to the Company’s achievement of Level 1 Payment Card Industry compliance,  maintenance on new computer equipment and costs related to new client implementation,  offset by a net decrease in all other S,G&A costs of $232,000 primarily resulting from lower workers compensation expense.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 and September 30, 2010 remained relatively unchanged at $138,000 and $131,000, respectively.  The increase in interest expense was due to an increase in unused Credit Facility fees resulting from the Second Amendment to the Credit Agreement, which increased the fee from 0.5% to 0.75% effective March 31, 2011, which more than offset  a reduction in interest charged on advances under the Credit Facility due to the Company having  decreased the amount of average debt outstanding on its Credit Facility to  $304,000 during the nine months ended September 30, 2011 from $451,000 during the same period in 2010.

Income Taxes. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the losses from the nine months ended September 30, 2011 and 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the nine months ended in the respective periods.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First and Second Amendments on May 14, 2010 and March 30, 2011, respectively.  The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.    There was no outstanding balance as of September 30, 2011 under the Credit Facility.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, monthly and cumulative loss limits for June 2010 through March 2012.  The Second amendment provides for a determination in March of 2012 of specific financial covenants based on the financial projections of the Company for the business period starting in April 2012 through the June 2013 termination date of the Credit Agreement.  The provisions of the 2009 Credit Agreement require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of September 30, 2011 the Company was in compliance with all terms of the Credit Facility.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, which totaled $8.8 million at September 30, 2011.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at September 30, 2011 amounted to $8.8 million.  There were no amounts borrowed under the Credit Facility at September 30, 2011 however the value of reserves and letters of credit outstanding at that date totaled $4.1 million.  As a result, the Company had $4.7 million of borrowing availability under the Credit Facility at September 30, 2011.

For the three months ended September 30, 2011, we recorded no interest expense on the Credit Facility.  The rate of interest being charged on the Credit Facility at September 30, 2011 was 3.24%.  For the three months ended September 30, 2010, we recorded interest expense of $8,000 on the Credit Facility at a weighted average interest rate of 3.31%.    The Company also incurred unused Credit Facility fees of approximately $27,000 and $17,000 for the three months ended September 30, 2011 and 2010 respectively, which unused Credit Facility fees are included in the total interest expense of $44,000 and $51,000 for the three months ended September 30, 2011 and 2010 respectively.

For the nine months ended September 30, 2011, we recorded interest expense of $7,000 on the revolving credit agreement at a weighted average interest rate of 3.14%.  For the nine months ended September 30, 2010, we recorded interest expense of $11,000 at a weighted average rate of 3.27% on the revolving credit agreement.  The Company also incurred unused revolving credit facility fees of approximately $69,000 and $51,000 for the nine months ended September 30, 2011 and 2010, respectively.  Additionally, the Company reported total interest expense of $138,000 and $131,000 the nine months ended September 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2011, the Company generated positive cash from operating activities of $4.7 million compared to generating $498,000 cash in its operating activities in the same period of 2010.  The $4.2 million increase for the nine months ended September 30, 2011 from the same period in 2010 was due to the Company generating a net loss of $1.8 million for the current period compared to generating a net loss of $2.9 million in the prior period offset by the net change in all working capital accounts providing $4.0 million of cash during the nine months ended September 30, 2011 compared to providing $617,000 of cash during the same period in 2010.  The $3.4 million increase in cash provided by working capital accounts for the nine months ended September 30, 2011 compared to 2010 resulted mainly from the combined effect of i) a decrease in accounts receivable of $3.6 million in 2011 compared to a reduction of $2.9 million in 2010 due to improved collections in 2011 and revenues decreasing in 2010 as compared to 2009 causing a reduction in accounts receivable in 2010; and ii) a $2.7 million decrease in inventory in 2011 compared to a $570,000 increase in inventory in 2010 mainly due to the buyback of inventory by a client in 2011 as discussed below. Offsetting the cash provided by the decrease in accounts receivable and inventory are i) a $2.2 million decrease in accounts payable in 2011 compared to a $1.1 million decrease in 2010 primarily due to the reduction in freight payables resulting from the decrease in freight revenue; ii) a $6,000 increase in prepaid and other assets in 2011 compared to a $451,000 decrease in 2010 caused by the prepayment of inventory at December 31, 2009 which was received in the first quarter of 2010 reducing the balance in prepaid at March 31, 2010; and iii) a $792,000 decrease in accrued expenses in 2011 caused by reductions in  accrued wages due to the timing of the payroll cycle, reductions in accrued worker’s compensation reserves and reductions in other accrued expense accounts compared to a $1.2 million decrease in accrued expenses in 2010.

We only purchase inventory for two customers under contract terms that provide that the risk of inventory obsolescence remain with our customers.  During 2010, one of our customers for whom we purchased inventory decided to discontinue a specific business program and liquidate the inventory supporting that program.  The inventory buyback requirement is defined as the cost of that inventory, so upon buyback, there will be no resulting revenue recorded in our operating results, consistent with past reporting by the Company.  In the last week of March 2011, we shipped $2.9 million of inventory under the normal payment terms and in mid May, the resulting accounts receivable was collected from the customer resulting in the increase in cash on hand for the quarter ended September 30, 2011.  This conversion from inventory to cash has provided liquidity to further support our business development and capital asset expenditures during 2011 and is projected to minimize our use of advances on our Credit Facility for the rest of 2011.

During the nine month period ended September 30, 2011 and 2010, net cash used in investing activities consisted mainly of capital expenditures and increased to $1.5 million at September 30, 2011 from $815,000 at September 30, 2010.  The $652,000 increase in capital expenditures in the 2011 period compared to 2010 has been incurred to provide equipment needed in our existing facilities for new clients added during late 2010 and 2011.  Additionally, we are upgrading portions of our warehouse management operating systems to support existing clients in our Illinois and Hebron I locations.

During the nine months ended September 30, 2011 there were no net repayments or borrowings under the line of credit as there were no advances outstanding on the Credit Facility at September 30, 2011.  During the nine months ended September 30, 2011 and 2010, the Company repaid $212,000 and $179,000 of principal outstanding on capital leases respectively.  Additionally, during the nine months ended September 30, 2011, the Company incurred $34,000 of loan commitment fees as a result of the Second Amendment to the Credit Agreement and during the nine months ended September 30, 2010, the Company incurred $62,000 of loan commitment fees as a result of the First Amendment to the Credit Agreement.  In addition during the nine months ended September 30, 2011, the Company received $17,000 from PVS related to their noncontrolling interest in Innotrac Europe.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of September 30, 2011 and December 31, 2010 was approximately $23.1 million and $22.7 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $49.7 million at December 31, 2010 that expires between 2020 and 2030.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $22.0 million and $21.3 million has been recorded as of September 30, 2011 and December 31, 2010, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the nine months ended September 30, 2011, the deferred tax benefit of $647,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

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

INNOTRAC CORPORATION
(Registrant)

Date: November 14, 2011	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)