Form 10-K
period 2011-12-31
INNOTRAC CORP
filed 2012-03-30
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter was $3,827,235 based on the closing sale price of the Common Stock as reported by the NASDAQ Capital Market on such date.  See Item 12.

At March 23, 2012, there were 13,010,440 shares of Common Stock, par value $0.10 per share, outstanding, which includes 675,637 restricted shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2011.

INNOTRAC CORPORATION

PART I

ITEM 1.   BUSINESS

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, provides order processing, fulfillment and customer support “contact” center services to large corporations that outsource these functions.  In order to perform contact center and fulfillment functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management’s focus from its principal or core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of our clients and to reduce their overall operating costs.

Innotrac receives most of our clients’ orders either through inbound contact center services, electronic data interchange (“EDI”) or the internet.  On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.  Our fulfillment and customer support services interrelate and are sold as a package, however they are individually priced.  Our clients may utilize our fulfillment services, our customer support services, or both, depending on their individual needs.

Innotrac’s core competencies include:

●             Fulfillment Services:

●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping and freight optimization modeling for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management
●	returns management
●	eCommerce consulting and integration

●             Contact Center Services:

●	inbound customer support services
●	technical support and order status
●	returns and refunds processing
●	call center integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat
●	intuitive e-mail response

The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Microsoft, AT&T, Qwest, Beachbody, LLC and Thane International.  We take orders for our eCommerce, retail and direct marketing clients via the internet, through customer service representatives at our Pueblo, Colorado call center or through direct electronic transmissions from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country, and are shipped to the end consumer or retail store locations, as applicable, typically within 24 hours of when the order is received.  Inventory is held on a consignment basis, with certain exceptions, and includes items such as clothing, brand name promotional accessories, books, electronics, small appliances, home accessories, sporting goods and toys.

The following table sets forth the percentage of service revenues generated by the Company’s various customer business verticals during 2011 and 2010:

		2011	2010
	eCommerce/Direct to Consumer	67.2%	60.6%
	Direct Marketing	18.1	22.1
	Modems and Telecommunications products	12.0	14.9
	B2B	2.7	2.4
		100.0%	100.0%
Note:

The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2011 and 2010 based on the predominant category of the client’s revenues for the year ended 2011.

The Company is a major provider of fulfillment and customer support services to eCommerce/Direct to Consumer and Direct Marketing industries.  For eCommerce and Direct to Consumer businesses, we provide complete integration capabilities between a client’s order entry systems, internet shopping carts, PCI Level 1 compliant credit card processors and product supply sources.  Our warehouse management systems provide real time reporting on order fulfillment, stock availability and freight carrier shipment tracking to the end consumer. Our technology integration strategy provides the ability to quickly develop client specific gateways between the major providers of website design hosting services while providing EDI reporting to client based management systems.

In early 2011, we created Innotrac Europe GmbH, a joint venture with PVS Fulfillment-Services GmbH, an established provider of end to end fulfillment services in Europe.  This expansion is providing a fast to market solution to our United States based clients who want to enter the European market.  Additionally, eCommerce and retailers in Europe have easy visibility to Innotrac’s capabilities through on the ground marketing and business development efforts employed by Innotrac Europe.

The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  Consolidation in the industry at the product supply level and changes in the technology of delivery mediums used by the telecommunications industry since 2000 has resulted in a lesser concentration of our service revenues from this industry.  We project continued reduction in the percent of total revenues from the telecom vertical, however, independent of such reduced telecom business, we have focused our development of integration services and value added fulfillment to the eCommerce and Direct Marketing industries which have benefited from the growth of internet based technology.

The Company also provides services including customer and distributor communication programs, retailer product rework/finishing services and supplier/retailer compliance reporting for business-to-business (“B2B”) clients including NAPA, The Walt Disney Company, and Spanx.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Columbus, Ohio, two facilities in Hebron, Kentucky and a facility in Groveport, Ohio that was opened in March, 2012, we offer a national footprint to our customers.  We are committed to deeper penetration within our existing business lines and continued diversification of our client base.  Our long-term goal is to have our business mix spread across a higher number of clients in diverse industries to provide stability during difficult economic periods and avoid the risks associated with high individual account concentration. We will continue to seek new clients and may open additional facilities as needed to service our customers’ business needs.

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

Our operating locations have earned ISO 9001:2000 certification as follows: Atlanta in 2002 and again in 2010 after moving our fulfillment operations to a different facility, our first Hebron, Kentucky location in 2003, Pueblo in 2004, Chicago in 2005, Reno in 2006, our second Hebron, Kentucky location in 2008, and our Columbus location in 2009.   All of our facilities other than Groveport which was recently opened, were re-certified to the ISO 9001-2008 revision of the standard in 2009.  It is our intention to renew our current certificate upon its renewal date of December 20, 2014.  We are dedicated to providing quality service to our clients at every step in the fulfillment process.  To ensure order accuracy, shipment inspection and system driven validation are performed to verify the contents exactly match the order prior to shipment.  In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order.  Our 2011 order accuracy rate was 99.6%.

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

Contact Center Services

Another of our core competencies is providing customer support services.  We believe these services are critical to a comprehensive order processing and order fulfillment solution.  Our customer support services are described below.

Inbound Customer Support Services.  Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions.  From time to time they may sell various products for our clients when end consumers call our customer service representatives.  Depending on our client’s requirements, our customer service representatives use our internally developed customer relationship management system or access client directed customer relationship information systems.  To properly handle the call, Innotrac’s automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the interactive voice response (“IVR”) system or an Innotrac customer service representative.  If the caller is placing an order, the caller is immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center.  If the customer has a question, complaint or needs return information, the IVR system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives who answers the call using our client’s name and is specially trained in the applicable client’s business and products.  Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer’s question.  A senior representative is available to provide additional assistance for complex or unique customer questions.  Customer service representatives are also trained to handle introductory level technical support issues.  Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

Technology

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems.  Innotrac has a technical integration platform written in Java over an Oracle database, which contains a complete web interface using XML-based Advanced Programming Interface tools that allows clients to transact with us electronically.  We deploy the solution running on HP enterprise class servers in a virtualized configuration running behind F-5 load balancers. Virtualization provides systems redundancy as well as rapid scalability.  Oracle RAC (Redundant Application Cluster) is used for OLTP (Online Transaction Procession) and business intelligence databases.  NetApp SAN (Storage Area Network) provides rapid access to data and the ability to scale data storage quickly depending on business demands.  Network topology is a meshed MPLS (Multi Protocol Label Switching) architecture for primary data connectivity and DIA internet circuits utilizing VPN tunnels for secondary data access.  Our burstable bandwidth allows us to quickly increase network bandwidth capacity.

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

We primarily utilize the WMOS system from Manhattan Associates as our warehouse management system.  We use an internally-developed customized order management system (“OMS”) for clients at our various facilities.  WMOS is an advanced fulfillment warehouse management system designed to support large volumes of transactions and users, which enables the effective management of high levels of throughput, from receiving through shipping.  WMOS provides efficiencies in inventory management, outbound distribution and task management. Innotrac also offers a fully integrated direct marketing solution with a customized warehouse management system, front-end customer relationship management capabilities and a robust integration layer.  Innotrac is also integrated with all the major ecommerce platforms such as Micros Retail, DemandWare, ATG and Magento.  All of Innotrac’s solutions are PCI / DSS Level 1 compliant.

We believe that our use of different systems for different types of clients and products allows us to effectively and efficiently manage our warehouse operations to secure a competitive advantage in the fulfillment industry.

Our Pueblo call center utilizes the Aspect Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions.  The ACD system has the capacity to handle 1,200 call center representatives and as of December 31, 2011 was supporting a capacity ranging from 200 to 450 representatives depending on our clients requirements.  Additionally, the ACD system is integrated with workforce management software designed to enable management to staff and supervise the call center based on call length and call volume.  Aspect’s AQM application is used for call monitoring and quality management.  Customer service representatives enter orders received via telephone into our proprietary CRM application which is integrated with our order management and warehouse management systems.  These orders are processed “real time” into one of our eight distribution centers.

Personnel and Training

Our success in recruiting, hiring and training large numbers of employees and obtaining large numbers of hourly employees during peak periods for fulfillment and contact center operations is critical to our ability to provide high quality fulfillment and customer support services.  Contact center representatives and fulfillment personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance. Additional training is provided to all fulfillment center employees quarterly and to our call center representatives on an as-needed basis.  To maintain good employee relations and to minimize employee turnover, we offer competitive pay and hire primarily full-time employees who are eligible to receive a full range of employee benefits.

As of March 1, 2012, we had approximately 1,350 full-time employees supported by temporary staff on an as-needed basis.  Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.  Currently, we are not a party to any collective bargaining agreements.  None of our employees are unionized.

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

As part of our fulfillment services, we maintain custody of, pack and manifest products, some of which are subject to Hazardous Material Handling regulations.  Our employees are trained and tested using our internal quality control systems in order to comply with regulations of the Department of Transportation and Federal Aviation Administration.

Intellectual Property

We have used the service mark “Innotrac” since 1985 and have registered it and other marks used by us in our business through the US Patent and Trademark Office.  The “innotrac.com” domain name has been a registered domain name since 1995.  In late 2011 we received a registration certificate from the United States Patent and Trademark Office for the service mark “SmartHub” which we use to promote our freight optimization services for our clients.  We also own several other internet domain names.  Due to the possible use of identical or phonetically similar service marks by other companies in different businesses, there can be no assurance that our service marks will not be challenged by other users.  Our operations frequently incorporate proprietary and confidential information.  We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use and to deter misappropriation of our proprietary rights and trade secrets.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements concern the Company’s operations, performance and financial condition, including, in particular, whether Innotrac will succeed in growing its existing client base and developing new business while achieving our revenue and margin forecasts and effectively managing capacity in our facilities.  They are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties.  Many of these uncertainties are beyond Innotrac’s control.  Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those set forth below under Item 1A “Risk Factors.”  Those are representative of factors that could affect the outcome of the forward-looking statements.  These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	54	Chairman of the Board, President and Chief Executive Officer

Larry C. Hanger	57	Senior Vice President—Client Services

Robert J. Toner	48	Senior Vice President—Chief Operating Officer

George M. Hare	56	Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

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

Mr. Toner joined Innotrac in June 2001 and currently serves as Senior Vice President—Chief Operating Officer. He held the position of Senior Vice President—Logistics from June 2001 until February 2010.  Prior to joining Innotrac, Mr. Toner developed 16 years of distribution, logistics, and transportation experience; 14 of those years were with McMaster-Carr Supply Company, a distributor of industrial supplies. Subsequent to McMaster-Carr, Mr. Toner was the General Manager for East Coast Operations for Webvan Group Inc., an Internet retailer.

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

The overall economy experienced a downturn in the later part of 2008, and while some of our client’s volumes have returned to pre-2009 levels, there is still substantial uncertainty as to the sustainability of the recovery.  Innotrac provides sufficient capacity in its fulfillment operations and electronic data processing systems to allow new clients to be developed, support growth in our existing customers’ business and service all customers during seasonal volume increases.  The investment in that capacity can result in an underutilization in our invested assets during a significant or prolonged economic downturn.  We recently entered into a long-term lease agreement for a facility in Groveport, Ohio, and we may be unable to attract sufficient new business to fully utilize the capacity of the new facility.  Furthermore, we lease our buildings with lease terms long enough to secure competitive lease rates, but which expose us to the term of the real property leases limiting our flexibility to reduce fixed capacity for periods of economic downturns.  We service varied client business lines and industry verticals which provide some level of protection for such downturns.  Our ability to maintain or achieve improved operating results could be partially effected by a significant multi-vertical economic downtown or the speed and strength of recovery from an economic downturn.

We rely on a small number of large clients.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, or if we experience unanticipated costs implementing systems and ramping up our services for new clients, our business could be adversely affected.

Innotrac focuses on developing long-term contractual relationships with large corporations.  A relatively small number of our clients account for a significant portion of our revenues.  Our ten largest clients accounted for 76.7% of our revenue in 2011.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected.  Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot guarantee that we will be able to replace or supplement that client with others that generate comparable revenues or profits.  Although we believe growth of our existing client base, improvement in the economic climate and continued productivity improvement would partially offset the impact of losing a large client, our future operating results would rely heavily on our ability to sell new business.  Such projected new business may not develop and the future loss of any other large account could adversely affect our future results.

Noncompliance with any of the covenants under our revolving Credit Facility would allow our lender to declare any outstanding amounts to be immediately due and payable.

Our Credit Facility contains financial, change of ownership control and other restrictive covenants.  Noncompliance with any of the covenants would allow the lender to declare any outstanding borrowed amounts to be immediately due and payable.  From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender.  We were in compliance with all financial covenants and other reporting requirements of the Credit Facility as of December 31, 2011 and March 30, 2012.  If our operating results in the future result in our inability to comply with the existing covenants and we were unable to obtain an amendment, our credit ratings could be negatively affected impairing our ability to finance our operations which could have a material adverse effect on our financial performance and condition.

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

Our industry is extremely competitive resulting in downward pressure on our pricing.  If we cannot continue to improve our operating efficiencies, our business could be materially adversely affected.

Although we continually work to improve our operating efficiencies and control selling general and administrative costs, the weak general economic conditions which began in late 2008 have increased competitive pressures on pricing in the industry.  These pressures could affect our ability to retain current customers and attract new business.  If we fail to offset pricing pressures with reductions in operating costs, our business could be materially adversely affected.

Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.

As of December 31, 2011, Innotrac officers and directors owned approximately 47.7%% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and its affiliates held approximately 33.2%.  These ownership positions have resulted in a lack of liquidity in our common stock.  Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 33.2%% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.  This concern is ameliorated to some degree by the prohibition by the Federal Court for an indefinite period on sales of our shares by financial institutions that hold the shares in margin accounts.  The Company has engaged in discussions from time to time with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  If the Federal Court were to not continue this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

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

In October 2009 we extended our Pueblo, Colorado facility to include an expiration date of November 30, 2014.  The facility provides approximately 87,000 square feet of floor space.  Approximately 45,000 square feet are used as a contact center, as well as quality assurance, administrative, training and management space.  This call center can support 450 workstations of which we utilized over 200 during seasonal activity in November and December 2011.  It currently operates from 5:00 am MT to 11:00 pm MT seven days per week.  The remaining 40,000 square feet are used for fulfillment services.

We operate a facility in Reno, Nevada that consists of over 280,000 square feet including a 250,000 square foot fulfillment center, 15,000 square feet of administrative office space and an additional 15,000 square feet of space which previously supported a 200 workstation contact center.  The existing lease expires on August 31, 2013 with a right to renew for an additional 2 years through December 31, 2014.

We operate a 354,000 square foot facility in Bolingbrook, Illinois.  The lease for this facility was initiated in July 2001.  This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space with a lease expiration date of December 31, 2013.

We operate a facility in Hebron, Kentucky that currently consists of approximately 396,000 square feet of fulfillment and warehouse space, which, under the terms of the lease, we expanded from 198,000 square feet in 2011 due to customer needs.  Approximately 40,000 square feet of this facility are used for multiple clients with the remainder used for a single large client.  The current lease for this building expires in February 2015 with a right to renew for 3 additional years.

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

We operate a 393,969 square foot facility in Columbus, Ohio.  The sublease for this facility was initiated at the date of our acquisition of the fulfillment and reverse logistics business of ClientLogic.  In September 2007, we entered into a fifty-three month extension of this sublease with one five-year renewal option.  In June 2011, we signed an amendment extending the lease term through September 30, 2014 at a reduced rate.

On February 29, 2012, we entered into a new seven year lease with two five year renewal options for a 434,120 square foot facility in Groveport, Ohio which will be used for fulfillment services.  The building will be leased in portions with 200,000 square feet leased through April 30, 2013, 317,060 square feet leased from May 1, 2013 to October 31, 2013 and the entire 434,120 square feet leased from November 1, 2013 through expiration.  The Company leased the building to provide space for recently signed fulfillment customers and to add capacity for future business.  As of March 31, 2012, the Company has entered into contracts to provide service to two customers at this facility.

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

In 2006 and 2007, certain investors in the IPOF Fund asserted claims against the Company and/or certain of its officers and directors in separate litigation actions.  These actions are captioned Small, et al. v. Regalbuto, et al., which asserts claims against the Company, and Amantea, et al. v. Innotrac, Inc., et al. (the court docket in the Amantea action misidentifies the Company as “Innotrac, Inc.”), which asserts claims against the Company and certain current and former officers and directors of the Company, both in the United States District Court for the Northern District of Ohio.  The matters were stayed by that court shortly after they were filed.  In an order entered October 6, 2010, the Court dismissed the Small, et al. v Regalbuto, et al. action, without prejudice, subject to being reopened upon written motion to the Court.  In an order entered November 4, 2010, the Court dismissed the Amantea, et al. v. Innotrac, Inc., et al. action, without prejudice, subject to being reopened upon written motion to the Court.  The Court took this action because the case had been stayed for nearly three years.  The Company believes the claims are without merit and would vigorously defend against these claims if they were re-filed.

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

	High	Low
2011
First Quarter	$1.62	$1.28
Second Quarter	$1.93	$1.27
Third Quarter	$1.59	$1.02
Fourth Quarter	$1.40	$0.92
Fiscal Year Ended December 31, 2011	$1.93	$0.92
2010
First Quarter	$1.74	$1.21
Second Quarter	$1.75	$1.14
Third Quarter	$1.25	$0.80
Fourth Quarter	$1.47	$0.85
Fiscal Year Ended December 31, 2010	$1.75	$0.80

The approximate number of holders of record of Common Stock as of March 23, 2012 was 60.  The approximate number of beneficial holders of our Common Stock as of that date was approximately 800.

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

Despite unfavorable economic conditions, our business development efforts in the eCommerce fulfillment market during 2011 generated a significant number of opportunities for new business as retail store brands enter the eCommerce market and eCommerce companies look to change fulfillment service providers.  Additionally, some of our larger clients experienced an increase in volume in 2011 compared to 2010 and have indicated an expectation of continued volume growth in 2012.

Our business has a long selling cycle.  Discussions with several potential customers in 2010 and 2011 resulted in signed contracts at the end of 2010,  late in 2011 and the first quarter of 2012.    As a result of this selling cycle, we increased our customer base during 2011 and we project to continue to increase our customer base during 2012.  We experienced a growth of 11% in service revenues in 2011 compared to 2010 and with the combined effect of new clients sold in 2011 with projected growth from our existing clients, we expect even stronger growth in 2012 compared to 2011.

Innotrac has more than twenty-five years of experience as a provider of fulfillment services and recognizes the importance of maintaining sufficient capacity to support our clients’ seasonal needs as well as allow us to grow with new clients.  With no outstanding advances on our Credit Facility at December 31, 2011, we have the liquidity to increase our capacity as needed and to continue to invest in our business development activities in 2012.

Macro-Economic Factors

Beginning at the end of 2008, the United States economy and equity markets went into a negative cycle.  The downturn in the economy affected nearly all sectors of the economy and our existing client volumes.  We are optimistic that continued improvement in general economic conditions will lead to improved volumes for our existing clients  during 2012.

We are continuing to monitor the economic trends and business experience of our customers and closely manage our operating costs which vary with volume.  Additionally, we believe our mix of multiple customer industries provides some protection from the impact of the downturn as the economy recovers.  However, as discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K our results can be negatively affected depending on the severity or concentration by industry of a renewed downturn.

Business Mix

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2011 and 2010:

Business Line/Vertical (1)	2011	2010
eCommerce/Direct to Consumer	67.2%	60.6%
Direct Marketing	18.1	22.1
Modems & Telecommunications products	12.0	14.9
B2B	2.7	2.4
	100.0%	100.0%

(1)
The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2011 and 2010 based on the predominant category of the client’s revenues for the year ended 2011.

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face,  Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  The percentage of our revenues attributable to our eCommerce and retail clients increased during 2011 as compared to 2010 as a result of the growth in their reported revenue during the same period having increased greater than our other client categories.  We expect this trend to continue as we anticipate more opportunities for new business in this line and expect a higher level of organic growth than our other consumer categories.

Telecommunications and Modems.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  The consolidation in that industry over the last several years has resulted in a heavy concentration of volume in a few companies, and accordingly, concentration of the service providers to the telecommunication industry.  We do not project this category to grow in 2012 unless an existing client increases its volume significantly enough to increase the category’s percent of our total revenue mix.

Business-to-Business.  The Company provides a variety of services for business-to-business (“B2B”) clients including SPANX, NAPA and The Walt Disney Company.  Although we continue to provide services to businesses in this vertical, we expect future revenues in this category to remain a smaller portion of our total business mix.

Results of Operations

The following tables set forth summary operating data, expressed as dollars and a percentage of revenues, for the years ended December 31, 2011 and 2010.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Financial Statements and notes thereto.

	Thousands of Dollars Year Ended December 31,
	2011	2010
Service revenues	$74,943	$67,359
Freight revenues	9,741	12,260
Total revenues	84,684	79,619
Cost of service revenues	36,211	30,983
Freight expense	9,642	12,069
Selling, general and administrative	36,802	35,608
Depreciation and amortization	3,380	3,463
Operating (loss)	(1,381)	(2,504)
Other expense	189	183
Loss before taxes	(1,540)	(2,687)
Income tax (provision) benefit	-	-
Net loss attributable to noncontrolling interest	(2)	-
Net loss attributable to Innotrac	$(1,538)	$(2,687)

	Percent of Total Revenues
	Year Ended December 31,
	2011	2010
Service revenues	88.5%	84.6%
Freight revenues	11.5	15.4
Total revenues	100.0	100.0
Cost of service revenues	42.7	38.9
Freight expense	11.4	15.2
Selling, general and administrative	43.5	44.7
Depreciation and amortization	4.0	4.4
Operating loss	(1.6)	(3.2)
Other expense	0.2	0.2
Loss before taxes	(1.8)	(3.4)
Income tax (provision) benefit	-	-
Net loss attributable to noncontrolling interest	-	-
Net loss	(1.8)%	(3.4)%

Service revenues. The Company’s service revenues increased 11.3% to $74.9 million for the year ended December 31, 2011 from $67.4 million for the year ended December 31, 2010. The $7.6 million increase in service revenues is primarily attributable to:
(i)	a $7.5 million increase in our eCommerce vertical primarily due to the addition of several new clients and increased volumes from existing clients,
(ii)	a $1.2 million increase in revenues from our direct marketing vertical due to net increased volumes from existing clients and the addition of two new clients, and
(iii)	a $550,000 increase in revenues from our B2B clients due to addition of a new client, offset by
(iv)	a $1.6 million decrease in revenue from our telecommunications and modem clients due to a decrease in volumes,

Freight Revenues. The Company’s freight revenues decreased $2.5 million or 20.5% to $9.7 million for the year ended December 31, 2011 from $12.3 million for the year ended December 31, 2010. The decrease in freight revenues is primarily attributable to two of our direct marketing clients transitioning all or a portion of their freight usage from Company owned freight accounts to their own freight accounts, offset by increased volumes from new direct marketing and eCommerce clients and other existing direct marketing and eCommerce clients.  Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues.  The Company’s cost of service revenues, which include labor costs for the fulfillment and contact centers, telephone minute fees and packaging material costs, increased 16.9% to $36.2 million for the year ended December 31, 2011 compared to $31.0 million for the year ended December 31, 2010.  Cost of service revenues as a percent of service revenues increased to 48.3% from 46.0% for the years ended December 31, 2011 and 2010, respectively.  The $5.2 million increase in cost of service revenues was primarily due to the combined effect of a change in the mix of revenues by client and increased seasonal volume requiring a higher use of temporary employees.

Freight Expense.  The Company’s freight expense decreased 20.1% to $9.6 million for the year ended December 31, 2011 compared to $12.1 million for the year ended December 31, 2010 due to the decrease in corresponding freight revenue for the reasons discussed above.

Selling, General and Administrative Expenses.  S, G & A expenses, which include facility and equipment costs, account services and information technology costs, management salaries and legal and accounting fees, increased 3.4% to $36.8 million or 43.5% of revenues for the year ended December 31, 2011 compared to $35.6 million or 44.7 % of revenues for the year ended December 31, 2010.  The $1.2 million increase in expenses in 2011 as compared to 2010 was primarily attributable to a i) an $800,000 increase in information technology costs due to costs related to the Company’s achievement of Level 1 Payment Card Industry compliance, maintenance on new computer equipment and costs related to new client implementation; ii.) a $369,000 increase in facility and equipment costs resulting from increasing the rented space and equipment in existing facilities to meet projected growth; and iii) a net increase in all other SG&A costs of $42,000.  SG&A expenses as a percentage of total revenue decreased due to our ability to slightly increase our SG&A expenses while more substantially increasing our revenue delivered from our existing clients’ increased volumes and adding several new clients.

Depreciation and Amortization Expenses.   Depreciation and amortization expense was relatively unchanged at $3.4 million and $3.5 million for the years ended December 31, 2011 and 2010, respectively.

Income Taxes.  The Company’s effective tax rate for the years ended 2011 and 2010 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the losses from the years ended December 31, 2011 and December 31, 2010 were offset by a corresponding increase of the valuation allowance resulting in an effective tax rate of 0% for the years ended December 31, 2011 and December 31, 2010.  The existence of a net operating loss carryforward at December 31, 2011 means that income taxes associated with any potential taxable earnings for the year ended December 31, 2012 will be offset by a corresponding decrease of this valuation allowance, resulting in an expected effective tax rate of 0% for the year ended December 31, 2012 as well.

Liquidity and Capital Resources

Liquidity.  The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A. (the “Bank”).

The Company had cash and cash equivalents of approximately $3.3 million at December 31, 2011 and $238,000 at December 31, 2010.  Additionally, at both December 31, 2011 and 2010, the Company had no borrowings under its Credit Facility.

During the year ended December 31, 2011, the Company generated $5.7 million in cash flow from operating activities compared to generating $526,000 cash from operating activities in the year ended December 31, 2010.  The $ 5.2 million increase was primarily the result of the Company generating a net loss of $1.5 million for the current year compared to generating a net loss of $2.7 million in the prior year in addition to the net change in all operating assets and liabilities providing $3.8 million of cash during the twelve months ended December 31, 2011 compared to using $493,000 of cash during the same period in 2010.  The $4.3 million increase in cash provided by operating assets and liabilities for the year ended December 31, 2011 compared to 2010 resulted mainly from the combined effect of $5.7 million of cash provided from inventory sales, accounts payable, long term liabilities and accrued expenses offset by $1.3 million of cash used by accounts receivable and prepaid expense.  The operating assets and liabilities which had changes providing $5.7 million more cash in 2011 than in 2010 were i) $3.4 million from inventory which had a $2.9 million decrease in inventory in 2011 compared to a $533,000 increase in inventory in 2010 mainly due to the buyback of inventory by a client in 2011 as discussed below; ii) $1.0 million from accounts payable which had a $1.6 million increase in 2011 compared to a $610,000 increase in 2010 primarily due to an increase in vendor payables for temporary employees and other suppliers to support the increased volume; iii) $859,000 from accrued expenses which had a $391,000 increase in 2011 from multiple items compared to a $468,000 decrease in various accrued expenses in 2010; and iv) $370,000 from increased long term liabilities mainly resulting from deferred rent for amended facility lease agreements in 2011.  The working capital accounts which had changes reflecting $1.3 million more cash used in 2011 than in 2010 were i) $839,000 from accounts receivable which had a $1.7 million increase in 2011 compared to a $902,000 increase in 2010 due to higher growth in 2011 revenues compared to 2010, ii) $457,000  from prepaid expenses which had an $116,000 increase in 2011 compared to $573,000 in 2010 primarily due to a prepayment of inventory for a client program at the end of 2009 which was received in early 2010.

During the year ended December 31, 2011, net cash used in investing activities consisted mainly of capital expenditures of $2.4 million in 2011 compared to $1.1 million in 2010.  Capital expenditures in both years were made in various facilities to improve operating efficiency or replace equipment as needed.

During the year ended December 31, 2011, there was $331,000 cash used by financing activities of which $314,000 was used for the repayment of principal outstanding on capital leases and $34,000 related to loan commitment fees as a result of the Second Amendment to the Credit Facility.  During the year ended December 31, 2010, the net cash used in financing activities was $301,000, of which $62,000 related to the First Amendment to the Credit Facility and $239,000 of capital lease payments.

The Company generated positive cash flows from operations in 2011 and 2010.  During the year ended December 31, 2011, the Company required advances followed by repayment of those advances from its Credit Facility with the Bank resulting in both December 31, 2011 and December 31, 2010 having no amount outstanding on the Credit Facility.  As discussed in the Overview paragraph of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we experienced 11% growth in service revenues in 2011 compared to 2010 and our forecast for 2012 includes continued growth in service revenues  compared to 2011.  This past and anticipated growth has required us to increase our fulfillment capacity in 2012 by adding an additional facility.  We expect to invest approximately $3.0 million during 2012 in the partial build out of that facility.  Additionally, we have several core technology systems which will be upgraded in 2012 resulting in $800,000 of technology system upgrades.  To maintain our available borrowing capacity under the Credit Facility for working capital needs, we have committed to a three year capital lease to fund the technology system upgrades and have committed to a $1.8 million five year equipment term loan with the Bank, which loan will be included under the $15 million Credit Facility.

We project that a substantial portion of our capital expenditures in 2012, including a significant amount of the $3.0 million to build out the new fulfillment facility in Ohio, will occur in the first four months of 2012.  Therefore although we had $3.6 million of cash at December 31, 2011, we project to have amounts borrowed on our Credit Facility during the first half of 2012, the amount of which will depend on our operating results, additional new business which would require additional investment and the timing of proceeds from the $1.8 million equipment loan.  The Company estimates that its cash and financing needs through 2012 will be met by its available cash at December 31, 2011, cash flows from operations, capital lease financing and availability from its Credit Facility.

Credit Facilities.  As amended by the First and Second Amendments, the Credit Facility matures on June 30, 2013.  The Credit Facility had a maximum borrowing limit of $15.0 million at both December 31, 2011 and 2010.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  Although total advances under the Credit Facility cannot exceed the maximum borrowing limit of $15.0 million, the Credit Facility limits borrowings at any time to a specified percentage of eligible accounts receivable and inventory, together “Eligible Collateral”, which totaled $13.2 million at December 31, 2011.  The terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the Credit Facility at December 31, 2011 amounted to $13.2 million.  There were no borrowings outstanding under the Credit Facility at December 31, 2011 and the total value of reserves and letters of credit outstanding at that date totaled $4.1 million.  As a result, the Company had $9.1 million of borrowing availability under the revolving credit line at December 31, 2011.

The Company has granted a security interest in all of its assets to the lender as collateral under the Credit Facility.  The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The Company was in compliance with all terms of the Credit Facility at December 31, 2011 and March 30, 2012.

For the year ended December 31, 2011, we incurred interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.17%.  For the year ended December 31, 2010, we paid interest expense of $22,000 on the Credit Facility at a weighted average interest rate of 3.31%.  At December 31, 2011, the rate of interest being charged on the Credit Facility was 3.3%. The average daily borrowings outstanding on the Credit Facility for the years ended December 31, 2011 and 2010 were $8,000 and $22,000, respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the years ended December 31, 2011 and 2010 were $2.3 million and $3.3 million, respectively. The Company also incurred unused revolving Credit Facility fees of approximately $92,000 and $68,000 for the years ended December 31, 2011 and 2010 respectively.

On March 27, 2009, the Company entered into the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with the Bank.  Pursuant to the Credit Facility, as executed on March 27, 2009, the term of the Credit Facility has been extended through June 30, 2013 and the Bank maintains security interest in all of the Company’s assets.  The Credit Facility has a maximum borrowing limit of $15.0 million (including the issuance of letters of credit up to $2.0 million in face value), but limits borrowings to a specified percentage of eligible accounts receivable and inventory.

Interest on borrowings pursuant to the Credit Facility is payable monthly at specified rates ranging from either the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or, at the Company’s option, the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  The Company will pay a specified fee on undrawn amounts under the Credit Facility.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The Credit Facility contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, change in ownership control covenants, a subjective material adverse change covenant and financial covenants.  The Credit Facility includes such events of default (and, as appropriate, grace periods) and representations and warranties as are usual and customary for financings of this kind.  The Company paid a customary closing fee upon the closing of the Credit Facility and would pay a specified fee upon any early termination of the Credit Facility, which fees are customary for transactions of this type.

On May 14, 2010, March 30, 2011 and March 29, 2012, the Company entered into the First, Second and Third Amendments, respectively, to the Credit Facility with the Bank.  Each amendment was effective immediately upon signing and the Company paid a customary closing fee upon signing each amendment.  The main purpose of the first two amendments was to replace the Fixed Charge Ratio covenant included in the pre-amendment Credit Facility with maximum monthly and cumulative loss limits which were required in response to management’s 2009 decision to maintain facility and administrative capacity in the face of projected lower revenue in 2009 and 2010.  The Third Amendment was entered into on March 29, 2012 to define financial covenants related to profit or loss and fixed charge ratio calculations for periods after the effective date of the Third Amendment, increase the capital expenditure limit for 2012 and provide the terms for a $1.8 million equipment loan to be used to install equipment in the Company’s new facility in Groveport, Ohio.

The First Amendment provided for the following specific changes to the terms of the Credit Facility which have remained in effect at the end of 2011:

a.	in the event the current Chief Financial Officer of the Company no longer holds that position, the Company is provided with 150 days to fill that position;
b.
the definition of collateral is amended to restrict amounts included as accounts receivable for the sale of product to $4.0 million as a sub limit under the unchanged maximum borrowing limit of $15.0 million; and

The Second Amendment provided for the following specific changes to the terms of the Credit Facility which remained in effect at the end of 2011:

a.	the term of the Credit Facility was extended twelve months to June 30, 2013 from the original termination date of June 30, 2012;

b.
the fixed charge ratio defined in the First Amendment to the Credit Facility for the monthly periods following April 1, 2011 were i) waived through June 30, 2012, ii) replaced with maximum monthly and cumulative loss limits through March 31, 2012, and iii) the Bank made a commitment to develop in March 2012 specific financial covenants for the period of April 2012 through June 2013 that will be based on the financial projections of the Company; and

c.
the unused line fee charged by the Bank was increased from one-half of one percent, or 0.5%, to three quarters of one percent, or 0.75%, per annum of the amount by which the $15.0 million Credit Facility limit exceeds the total of loaned advances outstanding plus letters of credit outstanding calculated on a daily basis.

The Third Amendment provided for the following specific changes to the terms of the Credit Facility:

a.
the Credit Facility will provide for a $1.8 million 5 year term loan to be funded in the second quarter of 2012 (the “Term Loan”), proceeds of which would be used to partially pay for the equipment expansion in the Company’s new Groveport Ohio facility.  The Term Loan will be included under the Credit Facility’s $15.0 million total borrowing limit.

b.	the capital expenditure limit for the year 2012 will be increased to $6.0 million to allow for the total expansion cost of the new Groveport Ohio facility.
c.
the excess availability block (the Availability Block), representing the amount of collateral held by the Company before any advances can be made on the Credit Facility, will range from $4.0 million to $2.5 million depending upon the Company obtaining specific fixed charge ratio values; and

d.
monthly and cumulative loss covenants for the months of January and February 2012 would remain as determined in the Second Amendment however after February 2012, monthly and cumulative loss covenants would no longer be required.

As a result of the Third Amendment to the Credit Facility, effective March 29, 2012, the financial covenants and additional terms of the credit facility for periods after December 31, 2011 are as follows:

i)	an annual capital expenditure limit of $6.0 million for 2012.
ii)	an Availability Block of $3.0 million from January 1, 2012 to March 29, 2012 when the Third Amendment was signed,
iii)
after March 29, 2012 an Availability Block of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months.,

iv)
a $1.8 million 5 year equipment term loan will be funded within the $15.0 million Credit Facility limit at an annual rate of interest charged on amounts outstanding of the LIBOR Rate (as defined in the Credit Facility) plus 4.0%,

v)
the assets of the Company included in the collateral supporting the Credit Facility will be increased to include up to $1.8 million in value as determined by an independent appraisal of the equipment being purchased with the proceeds of the equipment loan.

vi)	maximum monthly (loss) limits of ($382,000) for periods from January 1, 2012 to February 29, 2012, after which periods the maximum monthly (loss) covenant will be removed.

The terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The amount available to borrow under the Credit Facility will increase and decrease  mainly as a result of changes in the value of accounts receivable and inventory caused by variations in revenue or the timing of collection of accounts receivable.  Our availability to borrow under the Credit Facility will change from quarter to quarter due to seasonality of our business and revenue fluctuations caused largely by our clients’ selling cycles which directly affect our accounts receivable and, therefore, our Eligible Collateral to be higher at the end of the calendar year than the other three calendar quarter periods.

We were in compliance with all financial covenants of the Credit Facility at December 31, 2011 and March 30, 2012. Our seasonal volumes in the fourth quarter can vary widely from expectations and such variations can cause actual results to differ from our forecasts.  Since we also project positive cash flow from operations in 2012, we expect the Company’s existing cash on-hand, projected cash flows from operations and availability under the Credit Facility will satisfy our cash and financing needs for at least the next twelve months.

Contractual Obligations.  The Company’s primary long-term contractual commitments consist of operating leases.  As of December 31, 2011, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  In addition, as of December 31, 2011, the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Note 6 to the Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$34,274	$9,134	$15,129	$7,104	$2,907
Capital Leases	$606	$323	$283	$-	$-
Line of Credit (1)	$-	$-	$-	$-	$-

(1)	The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated. For additional information, including information regarding the interest related to the revolving line of credit, see Note 4.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2011 is $23.0 million.  This deferred tax asset was generated primarily by net operating loss carryforwards created in prior years and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has a net operating loss carryforward of $51.8 million at December 31, 2011 that expires between 2020 and 2031.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.8 million and $21.3 million has been recorded as of December 31, 2011 and 2010, respectively against net deferred tax assets. Income taxes associated with future earnings may be offset by a reduction in the valuation allowance in that future year.  For the year ended December 31, 2011, the deferred income tax benefit of $536,000 was offset by a corresponding increase of the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2011, the FASB issued ASU 2011-05 to Topic 220 - Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220 (“ASC 220”), Comprehensive Income, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The ASU 2011-05 and 2011-12 amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 to Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which provides guidance for required disclosure on fair value measurements, including a consistent meaning of the term “fair value”, thereby facilitating greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments and does not currently plan to employ them in the future. During the years ended December 31, 2011 and 2010, the Company did not transact any sales in foreign currency with the first revenues recorded for Innotrac Europe occurring in the first quarter ended March 31, 2012.  To the extent that the Company has borrowings outstanding under its credit facility the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 6 to the Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Innotrac Corporation:

We have audited the accompanying consolidated balance sheets of Innotrac Corporation (a Georgia corporation) and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 30, 2012

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in 000’s)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,283	$238
Accounts receivable, net of allowance of $97 (2011) and $242 (2010)	16,977	15,279
Inventories, net	743	3,626
Prepaid expenses and other	1,066	1,149
Total current assets	22,069	20,292

Property and equipment:
Rental equipment	-	128
Computers, machinery and equipment	39,425	38,626
Furniture, fixtures and leasehold improvements	8,557	8,257
	47,982	47,011
Less accumulated depreciation and amortization	(36,809)	(35,631)
	11,173	11,380

Other assets, net	1,100	1,122
Total assets	$34,342	$32,794

	December 31,
Liabilities and Shareholders’ Equity	2011	2010
Current liabilities:
Accounts payable	$7,914	$5,920
Line of credit	-	-
Accrued salaries	1,669	1,601
Equipment lease payable	281	264
Accrued expenses and other	2,534	2,211
Total current liabilities	12,398	9,996

Noncurrent liabilities:
Deferred compensation	735	758
Equipment lease payable	251	132
Other noncurrent liabilities	1,142	609
Total noncurrent liabilities	2,128	1,499

Commitments and contingencies (see Notes 5 and 6)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,035,440 shares issued and outstanding 2011 12,860,759 shares issued and outstanding 2010	1,304	1,286
Additional paid-in capital	66,632	66,609
Accumulated other comprehensive loss	(3)	-
Accumulated deficit	(48,132)	(46,596)
Total Innotrac shareholders’ equity	19,801	21,299
Noncontrolling interest	15	-
Total equity	19,816	21,299
Total liabilities and equity	$34,342	$32,794

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in 000’s, except per share data)

	Year Ended December 31,
	2011	2010

Service revenues	$74,943	$67,359
Freight revenues	9,741	12,260
Total revenues	84,684	79,619

Cost of service revenues	36,211	30,983
Freight expense	9,642	12,069
Selling, general and administrative	36,802	35,608
Depreciation and amortization	3,380	3,463
Total operating expenses	86,035	82,123
Operating loss	(1,351)	(2,504)
Other expense:
Interest expense	186	183
Other expense	3	-
Total other expense	189	183

Loss before income taxes	(1,540)	(2,687)
Income taxes	-	-
Net loss	(1,540)	(2,687)
Net loss attributable to noncontrolling interest	2	-
Net loss attributable to Innotrac	$(1,538)	$(2,687)

Loss per share:
Basic	$(0.12)	$(0.21)
Diluted	$(0.12)	$(0.21)

Weighted average shares outstanding:
Basic	12,940	12,798
Diluted	12,940	12,798

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and number of shares in 000’s)

				Accumulated
	Common Stock		Additional	Other
			Paid – in	Comprehensive	Accumulated		Total Equity	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit		of Innotrac	Interest	Equity

Balance at December 31, 2009	12,601	$1,260	$66,528	-	$	(43,909)	$23,879	-	$23,879
Restricted stock compensation expense	260	26	82	-		-	108	-	108
Stock option compensation expense	-	-	(1)	-		-	(1)	-	(1)
Net loss	-	-	-	-		(2,687)	(2,687)	-	(2,687)
Balance at December 31, 2010	12,861	$1,286	$66,609	$-	$	(46,596)	$21,299	$-	$21,299
Restricted stock compensation expense	174	18	21	-		-	39	-	39
Stock option compensation expense	-	-	2	-		-	2	-	2
Noncontrolling interest in subsidiary	-	-	-	-		2	2	17	19
Foreign currency translation adjustment in subsidiary	-	-	-	(3)		-	(3)	-	(3)
Net loss	-	-	-	-		(1,538)	(1,538)	(2)	(1,540)
Balance at December 31, 2011	13,035	$1,304	$66,632	$(3)		$(48,132)	19,801	$15	$19,816

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in 000’s)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,540)	$(2,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,380	3,463
Provision for bad debts	43	145
(Gain) on disposal of fixed assets	(15)	(9)
Stock compensation expense-stock options	2	(1)
Stock compensation expense-restricted stock	39	108
Changes in operating assets and liabilities:
Accounts receivable, gross	(1,741)	(902)
Inventory	2,883	(533)
Prepaid expenses and other assets	116	573
Long-term assets	10	65
Accounts payable	1,649	610
Accrued expenses, accrued salaries and other	391	(468)
Long-term liabilities	532	162
Net cash provided by operating activities	5,749	526

Cash flows from investing activities:
Capital expenditures	(2,389)	(1,119)
Proceeds from disposition of assets	26	23
Net change in noncurrent assets and liabilities	(10)	(9)
Net cash used in investing activities	(2,373)	(1,105)

Cash flows from financing activities:
Net (repayments) under line of credit	-	-
Capital lease payments	(314)	(239)
Contribution from noncontrolling interest	17	-
Loan commitment fees	(34)	(62)
Net cash used in financing activities	(331)	(301)
Net increase (decrease) in cash and cash equivalents	3,045	(880)

Cash and cash equivalents, beginning of period	238	1,118

Cash and cash equivalents, end of period	$3,283	$238

Supplemental cash flow disclosures:
Cash paid for interest	$126	$120
Cash paid for state income taxes	$29	$18
Non-cash investing and financing activities: Capital lease obligation for computer and warehouse equipment purchased	$451	$22
Capital expenditures in accounts payable	$345	$-

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.  ORGANIZATION

Innotrac Corporation (“Innotrac” or the “Company”), a Georgia corporation, provides order processing, order fulfillment and call center services. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns handling from its leased facilities in Atlanta, Georgia; Pueblo, Colorado; Reno, Nevada; Bolingbrook, Illinois; Hebron, Kentucky; and Columbus, Ohio.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its majority owned subsidiary.  On April 11, 2011 the Company completed the formation of Innotrac Europe GmbH (“Innotrac Europe”), a joint venture between Innotrac and PVS Fulfillment-Service GmbH (“PVS”) in Neckarsulm, Germany.  Innotrac has a 50.1% ownership stake in the joint venture.  All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation.  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 -  Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment.  Foreign currency translation adjustments were immaterial during the year ended December 31, 2011.

Gains and losses that result from foreign currency transactions are included in the “other expense (income)” line in the consolidated statements of operations.  For the year ended December 31, 2011, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Customer Concentration. Except for one major client, from whom 26% of total revenues were derived in 2011 and 25% of total revenues were derived in 2010, and two other smaller clients who represented 12% and 10% of total revenues in 2011 and 9% and 9% of total revenues in 2010, no other single customer provided more than 10% of revenues during these years.  As of December 31, 2011, these three clients represented approximately 20%, 11% and 14% of total accounts receivable.  As of December 31, 2010 these three clients represented approximately 10%, 8% and 11% of total accounts receivable.  For the years ended December 31, 2011 and 2010, our ten largest customers represented 77% and 79% of our total revenues, respectively.

Cash and Cash Equivalents.  The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in financial institutions.  These balances may, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.

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

Level 1: quoted price (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2: inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3: inputs to the valuation methodology are unobservable for the asset or liability

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying value of our cash, accounts receivable, accounts payable and other debt instruments approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of December 31, 2011, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

	As of December 31, 2011 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$735	$-	$-	$735

Total	$735	$-	$-	$735

	As of December 31, 2010 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$758	$-	$-	$758

Total	$758	$-	$-	$758

(1)
This is an executive deferred compensation plan for certain employees, as designated by the Company’s Board of Directors.  The Company invests contributions to this plan in employee-directed marketable equity securities which are recorded in other assets on the accompanying consolidated balance sheets at quoted market prices.   The contributions are fully invested in five different mutual funds having various growth, industry and geographic characteristics.

There were no significant transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the year ended December 31, 2011.

All transfers, if any, are recognized by the Company at the end of each reporting period.

Transfers between Levels 1 and 2 generally relate to whether a market becomes active or inactive. Transfers between Levels 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurement in their entirety.

Inventories.  Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  Substantially all inventory at December 31, 2011 and 2010 is for the account of a single client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Computers and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease.  Depreciation and amortization expense for the years ended December 31, 2011 and 2010 for all property and equipment, including capital leases, was $3.4 million and $3.5 million respectively.  Computers, machinery and equipment include capital leases of $1.3 million and $800,000 at December 31, 2011 and 2010, respectively.  Accumulated depreciation includes $447,000 at December 31, 2011 and $274,000 at December 31, 2010 related to capital leases.   Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment would be measured based on a projected cash flow model. If the projected undiscounted cash flows for the asset are not in excess of the carrying value of the related asset, the impairment would be determined based upon the excess of the carrying value of the asset over the projected discounted cash flows for the asset.  During the years ended December 31, 2011 and 2010, there was no impairment of long-lived assets.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  A full valuation allowance has been recorded against deferred tax assets at December 31, 2011 and 2010 (see Note 7).

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

Recent Accounting Pronouncements.

In May 2011, the FASB issued ASU 2011-04 to Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which provides guidance for required disclosure on fair value measurements, including a consistent meaning of the term “fair value”, thereby facilitating greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to Topic 220 - Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220 (“ASC 220”), Comprehensive Income, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The ASU 2011-05 and 2011-12 amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

3.           ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to our customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value. Accounts receivable were composed of the following at December 31, 2011 and 2010 (in 000’s):

	2011	2010

Billed receivables	$16,564	$14,698
Unbilled receivables	510	823
	17,074	15,521
Less: Allowance for doubtful accounts	(97)	(242)
	$16,977	$15,279

Changes in the allowance for doubtful accounts were composed of the following during the twelve months ended December 31, 2011 and 2010 (in 000’s):

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)
Allowance for doubtful accounts
Year ended December 31,
2011	$242	$43	$-	$(188)	$97
2010	$172	$145	$-	$(75)	$242

4.           FINANCING OBLIGATIONS

The Company has a Credit Facility which had a maximum borrowing limit of $15.0 million at December 31, 2011 and 2010. The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs. The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with the Bank, setting forth the new terms of the Credit Facility. The Credit Facility has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012 respectively. The amended Credit Facility includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets. There was no outstanding balance on December 31, 2011 or December 31, 2010 under the Credit Facility.

Interest on borrowings pursuant to the Credit Facility is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility). The Company paid a specified fee of one-half of one percent, or 0.5%, until March 30, 2011, and after March 30, 2011 paid and will pay in the future three quarters of one percent, or 0.75% on undrawn amounts under the Credit Facility. After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Facility contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants. The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, and as revised by the Second Amendment monthly and cumulative (loss) or profit limits for periods through the effective date of the Third Amendment. The Second Amendment provided for a determination in March of 2012 of specific financial covenants based on the financial projections of the Company for the business periods following March 31, 2012. The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated. Therefore, when the Company has a balance on its line of credit, it is classified as a current liability. As of December 31, 2011, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, together “Eligible Collateral”, which totaled $13.2 million at December 31, 2011. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The total collateral under the Credit Facility at December 31, 2011 amounted to $13.2 million. At December 31, 2011, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $4.1 million. As a result, the Company had $9.1 million of borrowing availability under the Credit Facility at December 31, 2011.

As a result of the Third Amendment to the Credit Facility, effective March 29, 2012, the financial covenants and additional terms of the credit facility for periods after December 31, 2011 are as follows:

i)	an annual capital expenditure limit of $6.0 million for 2012.
ii)	an Availability Block of $3.0 million from January 1, 2012 to March 29, 2012 when the Third Amendment became effective,
iii)
after March 29, 2012 an Availability Block of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months.,

iv)
a $1.8 million 5 year term loan will be funded within the $15.0 million Credit Facility limit at an annual rate of interest charged on amounts outstanding of the LIBOR Rate (as defined in the Credit Facility) plus 4.0%,

v)
the assets of the Company included in the collateral supporting the Credit Facility will be increased to include up to $1.8 million in value as determined by an independent appraisal of the equipment being purchased with the proceeds of the equipment loan.

vi)	maximum monthly (loss) limits of ($382,000) for the months of January 2012 and February 2012, after which periods the maximum monthly (loss) covenant will be removed.

The terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow. The amount available to borrow under the Credit Facility will increase and decrease mainly as a result of changes in the value of accounts receivable and inventory caused by variations in revenue or the timing of collection of accounts receivable. Our availability to borrow under the Credit Facility will change from quarter to quarter due to the seasonality of our business and revenues which causes our accounts receivable and, therefore, our Eligible Collateral to be higher at the end of the calendar year than the other three calendar quarter periods.

For the year ended December 31, 2011, we recorded interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.17%. The rate of interest being charged on the Credit Facility at December 31, 2011 was 3.3%. The average daily borrowings outstanding on the Credit Facility for the years ended December 31, 2011 and 2010 were $8,000 and $22,000 respectively. The maximum borrowing outstanding on the Credit Facility for any one day during the years ended December 31, 2011 and 2010 were $2.3 million and $3.3 million respectively. For the year ended December 31, 2010, we recorded interest expense of $22,000 on the Credit Facility at a weighted average interest rate of 3.31%. The Company also incurred unused Credit Facility fees of approximately $92,000 and $68,000 for the year ended December 31, 2011 and 2010, respectively. Additionally, the Company reported $62,000 and $65,000 of amortized loan costs as interest expense during the year ended December 31, 2011 and 2010, respectively.

5.           LEASES

Capital Leases. Innotrac has entered into various capital leases for warehouse and computer equipment. The amortization of these assets is included in depreciation and amortization expense. Aggregate future minimum lease payments under these noncancellable capital leases as of December 31, 2011 are as follows (in 000’s):

Capital Leases
2012	$323
2013	170
2014	113
606
Less amounts representing interest and taxes	(74)
Present value of future minimum lease payments	532
Less current portion	(281)
Capital lease obligations, net of current portion	$251

Operating Leases. Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2011 are as follows (in 000’s):

Operating Leases
2012	9,134
2013	8,534
2014	6,595
2015	3,676
2016	3,428
Thereafter	2,907
Total minimum lease payments	$34,274

Rent expense under all operating leases totaled approximately $9.5 million and $9.4 million during the years ended December 31, 2011 and 2010, respectively.

6.           COMMITMENTS AND CONTINGENCIES

Legal Proceedings. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

7.           INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2011 and 2010 are as follows (in 000’s):

	2011	2010
Current tax expense	$-	$-
Deferred tax (benefit) expense	(536)	(982)
Change in valuation allowance	536	982
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in 000’s):

	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$18,942	$18,166
Allowance for doubtful accounts	35	89
Accruals	137	313
Goodwill	3,045	3,697
Other	802	470
Gross deferred tax assets	22,961	22,735
Less valuation allowance	(21,847)	(21,311)
Gross deferred tax assets net of valuation allowance	1,114	1,424
Deferred tax liabilities:
Goodwill	-	-
Depreciation	(1,114)	(1.424)
Gross deferred tax liabilities	(1,114)	(1,424)
Net deferred taxes	$-	$-

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized. Innotrac’s gross deferred tax asset as of December 31, 2011 is approximately $23.0 million. This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years and the goodwill impairment charge of $25.2 million recorded in 2009. Innotrac has a net operating loss carryforward of $51.8 million at December 31, 2011 that expire between 2020 and 2031.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control. These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years. Therefore, a valuation allowance of approximately $21.8 million and $21.3 million has been recorded as of December 31, 2011 and 2010, respectively. Income taxes associated with future earnings may be offset by a reduction in the valuation allowance. For the year ended December 31, 2011, the deferred income tax benefit of $536,000 was offset by a corresponding increase in the deferred tax asset valuation allowance. When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The tax years that are open for audit as of December 31, 2011 are 2008, 2009, 2010 and 2011. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at December 31, 2011 and 2010.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses. As of December 31, 2011 and 2010, we have no accrued interest or penalties related to uncertain tax positions.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Statutory federal income tax (benefit) expense	$(531)	$(914)
Expired state tax credits	-	-
State income taxes, net of federal effect	(42)	(69)
Permanent book-tax differences	28	45
AMT credit affecting change in valuation allowance	-	-
Other	9	(44)
Valuation allowance for deferred tax assets	536	982
Income tax provision (benefit)	$-	$-

8.           EARNINGS PER SHARE

The following table shows the shares used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share, (in 000’s):

	2011	2010
Diluted earnings per share: Weighted average shares outstanding	12,940	12,798
Employee and director stock options	-	-
Weighted average shares assuming dilution	12,940	12,798

Options to purchase 520,000 shares of the Company’s common stock outstanding at December 31, 2011 and options to purchase 761,000 shares of the Company’s common stock at December 31, 2010 were not included in the computation of diluted EPS because their effect was anti-dilutive.

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included 700,637 restricted shares in our calculation of basic and diluted EPS for the year ended December 31, 2011. For the year ended December 31, 2010, we included 525,956 of restricted shares in our calculation of basic and diluted EPS. These restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan. Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control or on specific vesting dates. The vesting period for all restricted shares issued prior to June 2011 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control. Vesting for restricted shares issued to employees in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control. The vesting period for restricted shares issued to non-employee Directors of the Company beginning in June 2011 follows the same schedule of 25% vesting on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

9.           EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older. Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations. Innotrac’s current policy is to provide matching employer contributions equal to 5% of contributions for less than four years of service and 10% of contributions for over four years of service. Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2011 and 2010 were approximately $32,000 and $39,000, respectively.

The Company has an executive deferred compensation plan, a Rabbi Trust, for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service. However, this match was suspended since 2008. The Company invests all contributions in employee-directed marketable equity securities which are recorded at quoted market prices on the accompanying balance sheet (in other assets with an equal value in deferred compensation liability) and aggregated $735,000 and $758,000 at December 31, 2011 and 2010, respectively. The monies invested in the plan and held by the Rabbi Trust are subject to general creditors of the Company in the event of a Company bankruptcy filing.

10.           STOCK BASED COMPENSATION

The Company has adopted three stock option plans: the 1997 Stock Option Plan (the “1997 Plan”), the 2000 Stock Option and Incentive Award Plan (the “2000 Plan”) and the 2010 Innotrac Stock Award Plan (the “2010 Plan” and the three plans together “The Plans”). The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company. Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants. In November 2007, the 1997 Plan expired and in March 2010, the 2000 Plan expired. The 2010 Plan provides for the issuance of an aggregate 1,200,000 shares of the Company’s Common Stock, plus any shares that are subject to outstanding grants under the terminated Innotrac Corporation 2000 Stock Option and Incentive Award Plan, which expire, are forfeited or otherwise terminate without delivery of shares. At December 31, 2011, there were 1,100,417 shares available to be issued under the 2010 Plan.

Incentive stock options are also subject to certain limitations prescribed by the Internal Revenue Code, including the requirement that such options may not be granted to employees who own more than 10% of the combined voting power of all classes of voting stock of the Company, unless the option price is at least 110% of the fair market value of the common stock subject to the option. The Board of Directors of the Company (or a committee designated by the Board) otherwise generally has discretion to set the terms and conditions of options and other awards, including the term, exercise price and vesting conditions, if any; to select the persons who receive such grants and awards; and to interpret and administer The Plans.

A summary of the options outstanding and exercisable by price range as of December 31, 2011 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.77 - $3.54	229	1.54	$3.22	229	$3.22	1.54
$3.54 - $5.31	291	3.54	4.56	291	4.56	3.54
	520	2.66	$3.97	520	$3.97	2.66

A summary of activity in the Company’s three stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2009	1,048	$4.14
Granted	-	-
Exercised	-	-
Expired	(279)	4.34
Forfeited	(8)	2.82
Outstanding at December 31, 2010	761	$4.08
Granted	-	-
Exercised	-	-
Expired	241	4.33
Forfeited	-	-
Outstanding and exercisable at December 31, 2011	520	3.97

The Company did not issue any options during the years 2011 and 2010. When the Company issues options, the Black-Sholes pricing model is used to value stock options at issuance date. Stock option grants generally have a contractual term of 10 years. The grant date fair value of options vesting in 2011 and 2010 was $44,000 and $44,000, respectively. There is no aggregate intrinsic value of stock options outstanding at December 31, 2011 as the exercise price of all of our outstanding stock options is higher than the closing stock price at December 31, 2011. We recognized approximately $2,000 and ($1,000) of compensation expense relating to our stock option grants in 2011 and 2010, respectively. As of December 31, 2011, there was no amount of unrecognized compensation expense related to non-vested stock options.

On April 16, 2007, 265,956 shares of restricted stock were issued to certain executives under the terms provided in the 2000 Plan. The grant date fair value of this award was $2.82 per share. On March 29, 2010, 260,000 restricted shares were issued to certain executives and the Board of Directors under the terms provided in the 2010 Plan which plan was ratified on June 2, 2010 at the Company’s 2010 annual meeting. The grant date fair value of this award was $1.64 per share. On June 10, 2011, 310,000 shares of restricted stock were issued to certain executives and the Board of Directors under the terms provided in the 2010 Plan. The vesting period for all restricted shares issued prior to June 2011 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control. Vesting for restricted shares issued to employees in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control. The vesting period for restricted shares issued to Directors of the Company beginning in June 2011 follows the same schedule of 25% on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

A summary of restricted stock activity during the years ended December 31, 2011 and 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	265,956	$2.82
Granted	260,000	1.64
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2010	525,956	2.24
Granted	310,000	1.70
Vested	(13,333)	1.70
Forfeited	(135,319)	2.54
Non-vested at December 31, 2011	687,304	$2.09

We recognized approximately $39,000 and $108,000 of compensation expense relating to our restricted stock grants in 2011 and 2010, respectively. As of December 31, 2011, there was approximately $1.0 million of unrecognized compensation expense related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of 7.8 years.

11.           RELATED PARTY TRANSACTIONS

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

Certain Related Person Transactions

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft. This allocation is determined annually based on actual business usage. The Company paid approximately $201,000 and $199,000 for the years ended December 31, 2011 and 2010, respectively.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2011 beneficially owned approximately 4.3 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank. The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions. Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board. The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante. Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 33.2% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions. The Company continues to engage in discussions from time to time with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible. The Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares. The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions. The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

12.           SUBSEQUENT EVENTS

On March 29, 2012, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with the Bank. The Company entered into the Third Amendment to set financial covenants after March 31, 2012, increase the capital expenditure limit for 2012, provide the terms for a $1.8 million equipment loan to be used to install equipment in the Company’s new facility in Groveport, Ohio. The Third Amendment was immediately effective upon signing.

The Third Amendment provided for the following specific changes to the terms of the Credit Facility:

a.	the capital expenditure limit for the year 2012 will be increased to $6.0 million to allow for the total expansion cost of the new Groveport Ohio facility.
b.
after March 29, 2012 an Availability Block of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months.,

c.
a $1.8 million 5 year term loan will be funded within the $15.0 million Credit Facility limit at an annual rate of interest charged on amounts outstanding of the LIBOR Rate (as defined in the Credit Facility) plus 4.0%,

d.
the assets of the Company included in the collateral supporting the Credit Facility will be increased to include up to $1.8 million in value as determined by an independent appraisal of the equipment being purchased with the proceeds of the equipment loan.

e.	maximum monthly (loss) limits of ($382,000) for the months of January 2012 and February 2012, after which periods the maximum monthly (loss) covenant will be removed.

13.           PRIOR YEAR FINANCIAL STATEMENT PRESENTATION

The value of total operating expenses presented on the prior year consolidated statement of operations was misstated due to a clerical error. The value of each operating expense included in the value of total operating expenses was properly presented. The value of total operating expenses presented of $82,198 was incorrect. The correct value of total operating expenses, as presented in this report, for the year ended December 31, 2010 is $82,123. The amounts for operating income, income before taxes and net income were correctly presented in the prior year consolidated statement of operations.

14.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth

2011 Quarters:
Revenues, net	$20,969	$18,614	$19.517	$25,584
Operating (loss) income	(480)	(768)	(446)	343
Net (loss) income	(526)	(816)	(490)	294
Net (loss) income per share-basic	(0.04)	(0.06)	(0.04)	0.02
Net (loss) income per share-diluted	$(0.04)	$(0.06)	$(0.04)	$0.02

2010 Quarters:
Revenues, net	$19,353	$18,455	$18,570	$23,241
Operating income (loss)	(934)	(1,070)	(770)	270
Net income (loss)	(973)	(1,111)	(821)	218
Net income (loss) per share-basic	(0.08)	(0.09)	(0.06)	0.02
Net income (loss) per share-diluted	$(0.08)	$(0.09)	$(0.06)	$0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC for small companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 contained under the headings “Board Matters” and “Related Person Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010
Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010
Statements of Cash Flows for the years ended December 31, 2011 and 2010

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
Amendment No. 1 to the Fourth Amended and Restated Loan And Security Agreement between the Registrant and Wachovia Bank, National Association, dated May 14, 2010. (incorporated by reference to Exhibit 10.30(a) to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, commission File No. 000-23741), filed with the Commission on May 17, 2010)

10.30(b)
Amendment No. 2 to the Fourth Amended and Restated Loan And Security Agreement between the Registrant and Wachovia Bank, National Association, which changed its name to Wells Fargo, N.A. dated March 30, 2011. (incorporated by reference to Exhibit 10.30(b) to the Registrants Annual Report on Form 10-K for the year ended December 31, 2010, commission File No. 000-23741), filed with the Commission on March 31, 2011)

10.30(c)*	Amendment No. 3 to the Fourth Amended and Restated Loan And Security Agreement between the Registrant and Wachovia Bank, National Association, dated March 29, 2012.

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

101*
The following financial information from Innotrac Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii)  Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, and 2010 and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2012.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 2012.

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

Signature	Title

/s/ Scott D. Dorfman	Chairman of the Board, President and Chief Executive
Scott D. Dorfman	Officer (Principal Executive Officer)

/s/ George M. Hare	Chief Financial Officer (Principal Accounting Officer)
George M. Hare

/s/ Thomas J. Marano	Director
Thomas J. Marano

/s/ Bruce V. Benator	Director
Bruce V. Benator

/s/ James W. Childs	Director
James W. Childs

/s/ Joel E. Marks	Director
Joel E. Marks