Form 10-Q
period 2012-05-04
INNOTRAC CORP
filed 2012-05-15
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 7, 2012

Common Stock $.10 par value per share	13,010,440 Shares (includes 675,637 restricted shares)

INNOTRAC CORPORATION

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,102	$3,283
Accounts receivable (net of allowance for doubtful accounts of $99 at March 31, 2012 and $97 at December 31, 2011)	16,137	16,977
Inventories, net	689	743
Prepaid expenses and other	1,155	1,066
Total current assets	19,083	22,069

Property and equipment:
Computers, machinery and equipment	42,270	39,425
Furniture, fixtures and leasehold improvements	8,592	8,557
	50,862	47,982
Less accumulated depreciation and amortization	(37,633)	(36,809)
	13,229	11,173

Other assets, net	1,267	1,100

Total assets	$33,579	$34,342

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,830	$7,914
Line of credit	-
Accrued salaries	1,021	1,669
Equipment lease payable	330	281
Accrued expenses and other	2,750	2,534
Total current liabilities	10,931	12,398

Noncurrent liabilities:
Deferred compensation	812	735
Equipment leases payable	458	251
Other noncurrent liabilities	1,083	1,142
Total noncurrent liabilities	2,353	2,128

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,010,440 issued and outstanding at March 31, 2012 13,035,440 issued and outstanding at December 31, 2011	1,301	1,304
Additional paid-in capital	66,666	66,632
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(47,686)	(48,132)
Total Innotrac shareholders’ equity	20,279	19,801
Noncontrolling interest	16	15
Total equity	20,295	19,816
Total liabilities and equity	$33,579	$34,342

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Service revenues	$21,320	$17,287
Freight revenues	2,850	3,682
Total revenues	24,170	20,969

Cost of service revenues	10,334	7,752
Freight expense	2,765	3,638
Selling, general and administrative expenses	9,749	9,208
Depreciation and amortization	825	851
Total operating expenses	23,673	21,449
Operating income (loss)	497	(480)

Other expense (income):
Interest expense	53	46
Other income	(1)	-
Total other expense	52	46

Income (loss) before income taxes	445	(526)
Income taxes	-	-
Net income (loss)	445	(526)
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to Innotrac	$445	$(526)

Earnings (loss) per share:

Basic	$0.03	$(0.04)

Diluted	$0.03	$(0.04)

Weighted average shares outstanding:

Basic	13,029	12,861

Diluted	13,029	12,861

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$445	$(526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	825	851
Provision for bad debts	3	22
Stock compensation expense-stock options	-	1
Stock compensation expense-restricted stock	31	(74)
Changes in operating assets and liabilities:
Accounts receivable, gross	837	(956)
Inventory	54	2,846
Prepaid expenses and other	(77)	(61)
Long-term assets	(87)	19
Accounts payable	(1,931)	(525)
Accrued expenses, accrued salaries and other	(429)	(743)
Long-term liabilities	(59)	103
Net cash (used in) provided by operating activities	(388)	957

Cash flows from investing activities:
Capital expenditures	(1,664)	(365)
Net change in noncurrent assets and liabilities	-	(6)
Net cash used in investing activities	(1,664)	(371)

Cash flows used in financing activities:
Net repayments under line of credit	-	-
Capital lease payments	(114)	(65)
Loan commitment fees	(15)	(30)
Net cash used in financing activities	(129)	(95)
Net (decrease) increase in cash and cash equivalents	(2,181)	491

Cash and cash equivalents, beginning of period	3,283	238
Cash and cash equivalents, end of period	$1,102	$729

Supplemental cash flow disclosures:

Cash paid for interest	$37	$31
Non-cash investing and financing activities:
Capital lease for warehouse equipment	$369	$60
Capital expenditures in accounts payable	$847	$124

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

1.          SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.  Certain of the Company’s more significant accounting policies are as follows:

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

Foreign Currency Translation.  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 - Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  Since the resulting translation gain and loss adjustments are immaterial for all periods reported in the financial statements, we have reported those foreign currency translation adjustments on the balance sheet in accumulated other comprehensive loss and in other expense on the statements of operations.

Gains and losses that result from foreign currency transactions are included in the “other expense (income)” line in the consolidated statements of operations.  For the three month period ended March 31, 2012, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of December 31, 2011 and March 31, 2012 (see Note 4).

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
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

Stock-Based Compensation Plans. The Company records compensation expense in the financial statements based on the fair value of all share based payments to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  The Company recorded no expense in the three months ended March 31, 2012 due to all outstanding stock options having become fully vested in the second quarter of 2011 and $1,000 in compensation expense for the three months ended March 31, 2011. In addition, the Company has issued 835,956 restricted shares to non-employee directors and management of the Company of which 13,333 have vested to non-employee Directors and 160,319 shares have been forfeited and cancelled.   With respect to restricted shares granted after June, 2011 to non-employee directors, shares vest 1/3 on issuance, 1/3 on the 1st anniversary and 1/3 on the second anniversary of the grant date unless earlier vested upon a change in control of the Company.  All other restricted shares vest 25% on the 7th, 8th, 9th and 10th anniversary of the grant date unless earlier vested upon a change in control of the Company.  Restricted shares are valued at the closing NASDAQ market price per share as of the grant date and expensed over the vesting term of the restricted share.  As a result, the Company recorded $31,000 and ($74,000) in compensation expense (income) for restricted shares for the three months ended March 31, 2012 and 2011, respectively.  Included in the ($74,000) (income) for the quarter ended March 31, 2011 was $29,000 of expense offset by ($103,000) of recaptured expense when previously issued restricted shares were forfeited upon the departure of an executive in March 2011.

Fair Value Measurements. The Company accounts for fair value in accordance with ASC topic No. 820- Fair Value Measurements and Disclosures for all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis.  ASC topic No. 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.

The Company determined the fair values of certain financial instruments based on the fair value hierarchy established in ASC topic No. 820. ASC topic No. 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

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

The carrying value of our cash, accounts receivable, accounts payable and other debt instruments approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of March 31, 2012, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

	As of March 31, 2012 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$812	$-	$-	$812

Total	$812	$-	$-	$812

	As of December 31, 2011
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$735	$-	$-	$735
Total	$735	$-	$-	$735

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

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

There were no significant transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the three months ended March 31, 2012 or the year ended December 31, 2011.

All transfers, if any, are recognized by the Company at the end of each reporting period.

Transfers between Levels 1 and 2 generally relate to whether a market becomes active or inactive. Transfers between Levels 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurement in their entirety.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements which provides guidance for required disclosure on fair value measurements, including a consistent meaning of the term “fair value”, thereby facilitating greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment was adopted prospectively in the quarter ended March 31, 2012 and did not have any on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, (Topic 220) - Comprehensive Income:  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company has adopted these provisions in the first quarter of 2012 but has not presented a separate statement of comprehensive income since the Company has only immaterial other comprehensive income amounts. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 to Topic 220 - Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company adopted these provisions in the first quarter of 2012. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012, respectively.  The Third Amendment provided for a $1.8 million equipment 5 year term loan (the 2012 Equipment Loan) as part of the $15.0 million borrowing limit. The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance as of March 31, 2012 under the Credit Facility.

Interest on borrowings pursuant to the Credit Facility is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  Interest on amounts advanced to the Company on the 2012 Equipment Loan is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus 3.00%, or the LIBOR Rate (as defined in the Credit Facility)plus 4.00%.  The Company pays a specified fee on undrawn amounts under the Credit Facility which fee was one-half of one percent, or 0.5% on and before March 30, 2011, the date of Second Amendment to the Credit Agreement, and is three quarters of one percent, or 0.75% thereafter.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The Credit Facility contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, a fixed charge ratio covenant and until February 2012 monthly and cumulative loss limits.   The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of March 31, 2012, the Company was in compliance with all terms of the Credit Facility.

The Third Amendment was entered into on March 29, 2012 to i) increase the annual capital expenditure limit for 2012 to $6.0 million as required by the Company to invest in equipment for an eighth fulfillment facility, in Groveport, Ohio, required to support new business, ii) include up to $1.8 million of equipment purchased for the Groveport facility as collateral and create the 2012 Equipment Loan under the Credit Facility, and; iii) reset requirements of the excess availability block (the “Availability Block”), representing the amount of collateral held by the Company before any advances can be made on the Credit Facility, to depend upon the Company obtaining specific fixed charge ratio (as defined in the Credit Facility) values.  As a result of the Third amendment and as of March 29, 2012, the Availability Block is set at $4.0 million until which time i) the Company reports a twelve month trailing fixed charge ratio of at least 1.1 resulting in the Availability Block being reduced to $3.0 million or ii) the Company reports a trailing twelve month fixed charge ratio for three consecutive months of at least 1.2 and simultaneously projects exceeding a fixed charge ratio of at least 1.2 for the immediately upcoming three consecutive months resulting in the Availability Block to be reduced to $2.5 million.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

Although the maximum borrowing limit was $15.0 million at March 31, 2012, the Credit Facility limits borrowings to the value of total collateral under the Credit Facility calculated as the sum of i) a specified percentage of eligible accounts receivable and inventory, which totaled $12.1 million at March 31, 2012 and ii) the value of equipment purchased with the proceeds of the 2012 Equipment Loan, which was $0.0 since the equipment was not projected to be purchased until the latter half of the second quarter of 2012.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and Availability Block be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  Also, from time to time, as determined as necessary by the Bank, the value of the equipment included as collateral can be adjusted as an independent appraisal of that equipment may require.  The total collateral under the Credit Facility at March 31, 2012 amounted to $12.1 million.  There were no amounts borrowed under the Credit Facility at March 31, 2012 however the value of reserves, letters of credit and Availability Block at that date totaled $5.2 million.  As a result, the Company had $6.9 million of borrowing availability under the Credit Facility at March 31, 2012.

The Company has entered into various capital leases mainly for the purchase of fork lift trucks, computer technology equipment and computer software.  These capital leases have a term of 3 years.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $893,000 and $606,000 at March 31, 2012 and December 31, 2011 respectively.  For the three months ended March 31, 2012, the Company repaid $114,000 of principal outstanding and $10,000 of interest expense related to capital leases.  For the three months ended March 31, 2011, the Company repaid $65,000 of principal outstanding and $5,000 of interest expense related to capital leases.

For the three months ended March 31, 2012, we recorded interest expense of $3,000 on the Credit Facility at a weighted average interest rate of 3.35%.  The rate of interest being charged on the Credit Facility at March 31, 2012 was 3.24%.  For the three months ended March 31, 2011, we recorded interest expense of $6,000 on the Credit Facility at a weighted average interest rate of 3.15%.  The Company also incurred unused Credit Facility fees of approximately $26,000 and $16,000 for the three months ended March 31, 2012 and 2011 respectively, which unused Credit Facility fees are included in the total interest expense of $53,000 and $46,000 for the three months ended March 31, 2012 and 2011 respectively.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended March 31,
	2012	2011
Diluted earnings per share:
Weighted average shares outstanding	13,029	12,861
Employee and director stock options	-	-
Weighted average shares assuming dilution	13,029	12,861

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

Options outstanding to purchase 351,000 shares of the Company’s common stock for the three months ended March 31, 2012 and 412,000 shares for the three months ended March 31, 2011 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we have included 675,637 of restricted shares in our calculation of basic and diluted EPS for the three months ended March 31, 2012 and 412,304 for the three months ended March 31, 2011.    These restricted shares include 265,956 restricted shares issued on April 16, 2007 under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and 570,000 restricted shares issued under the Innotrac Corporation 2010 Stock Award Plan which amounts were subsequently reduced by 160,319 shares when a grantee’s employment or service as director terminated at which time such grantee’s unvested restricted shares were forfeited and cancelled.  Both plans provide for immediate voting rights but vesting varies according to two vesting schedules.  With respect to shares issued to non-employee directors after June, 2011, shares vest 1/3 on issuance, 1/3 on the 1st anniversary and 1/3 on the second anniversary of the grant date unless earlier vested upon a change in control of the Company.  All other restricted shares vest 25% on the 7th, 8th, 9th and 10th anniversary of the grant date unless earlier vested upon a change in control of the Company.  Restricted shares are valued at the closing NASDAQ market price per share as of the grant date and expensed over the vesting term of the restricted share.

4.         INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2012 and December 31, 2011 was approximately $22.8 million and $23.0 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has Federal net operating loss carryforwards of $51.8 million at December 31, 2011 that expire between 2020 and 2031.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.7 million and $21.8 million has been recorded as of March 31, 2012 and December 31, 2011, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three months ended March 31, 2012, the deferred income tax expense of $176,000 was offset by a corresponding decrease in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company had a gross deferred tax asset of approximately $23.0 million at December 31, 2011, which did not change significantly during the three months ended March 31, 2012.  As discussed in Note 7 to the financial statements in the 2011 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.   The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at March 31, 2012.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of March 31, 2012, we have no accrued interest or penalties related to uncertain tax positions.

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

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage and applied throughout the following year.  The Company paid approximately $48,000 and $53,000 for use of the airplane for the three months ended March 31, 2012 and 2011 respectively.

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

We provide our services in the United States through an integrated network of eight fulfillment centers having a total footprint of 2.8 million square feet and one contact center which is expandable to over 400 workstations.  Through Innotrac Europe, a joint venture created in 2011 and headquartered in Germany, we provide end to end fulfillment services in Europe through a network of operations with over 20 years of experience.

We receive most of our clients’ orders either through inbound contact center services, electronic data interchange (“EDI”) or the internet.  On a same day basis, depending on product availability, the Company picks, packs, verifies and ships the item, tracks inventory levels through an automated, integrated perpetual inventory system, warehouses data and handles customer support inquiries.  Our fulfillment and customer support services interrelate and are sold as a package, however they are individually priced.  Our clients may utilize our fulfillment services, our customer support services, or both, depending on their individual needs.

Our core competencies include:

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
●     collaborative chat
●     intuitive e-mail response

Business Mix – Revenues

	Three Months Ended March 31,
Business Line/Vertical	2012	2011
eCommerce/Direct-to-Consumer	69.6%	58.2%
Direct Marketing	19.0	25.6
Modems & Telecommunications products	9.1	13.9
Business-to-Business (“B2B”)	2.3	2.3
	100.0%	100.0%

Note:  The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2012 and 2011 based on the predominant category of the client’s revenues for the year ended 2011.

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company is a major provider of fulfillment and customer support services to eCommerce/Direct to Consumer and Direct Marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., The North Face, Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will increase during 2012 as we expect the growth in business from this group of clients to be higher than our other client categories.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2012 and 2011.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended March 31,
	2012	2011

Service revenues	88.2%	82.4%
Freight revenues	11.8	17.6
Total Revenues	100.0%	100.0%

Cost of service revenues	42.8	37.0
Freight expense	11.5	17.3
Selling, general and administrative expenses	40.3	43.9
Depreciation and amortization	3.4	4.1
Operating income (loss)	2.0	(2.3)
Other expense, net	0.2	0.2
Income (loss) before income taxes	1.8	(2.5)
Income tax (provision) benefit	-	-
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss)	1.8%	(2.5)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Service Revenues.  Net service revenues increased 23.3% to $21.3 million for the three months ended March 31, 2012 from $17.3 million for the three months ended March 31, 2011.  This increase was attributable to i) a $4.3 million increase in revenue from our eCommerce clients due to the addition of several new clients and increases in volumes from existing clients; ii) a $357,000 increase in revenue from our direct marketing clients resulting from increased volume from existing clients and the addition of several new clients, offset by a $739,000 decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues decreased 22.6% to $2.9 million for the three months ended March 31, 2012 from $3.7 million for the three months ended March 31, 2011.  The $832,000 decrease in freight revenues is primarily attributable to one of our direct marketing clients transitioning the majority of their freight usage from Company owned freight accounts to their own freight accounts, offset by increased volumes from both existing and new direct marketing and eCommerce clients.  Changes between reporting periods in freight revenue have no material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Service Revenues. Cost of service revenues increased 33.3% to $10.3 million for the three months ended March 31, 2012, compared to $7.8 million for the three months ended March 31, 2011.  Cost of service revenues as a percent of service revenues increased to 48.5% from 44.8% mainly due to a higher usage of temporary labor in the first quarter of 2012 when compared to the first quarter of 2011 in response to a change in the mix of revenues by client.

Freight Expense.  The Company’s freight expense decreased 24.0% to $2.8 million for the three months ended March 31, 2012 compared to $3.6 million for the three months ended March 31, 2011 due to the decrease in freight revenue for the reasons discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended March 31, 2012 increased to $9.7 million, or 40.3% of total revenues, compared to $9.2 million, or 43.9% of total revenues, for the same period in 2011.  The increase in S,G&A expenses primarily resulted from a $209,000 increase in information technology costs due to costs related to new client implementations, $151,000 increase in facility management costs due to the addition of several new clients and a $181,000 net increase in all other S,G & A costs.  S,G&A expenses as a percentage of total revenue decreased due to the increased service revenue described above.

Depreciation and Amortization Expenses.   Depreciation and amortization expense was relatively unchanged at $825,000 and $851,000 for the three months ended March 31, 2012 and 2011 respectively.

Interest Expense.  Interest expense for the three months ended March 31, 2012 and 2011 was $53,000 and $46,000, respectively.  The average daily amount of debt outstanding on the Credit Facility decreased to $317,000 during the three months ended March 31, 2012 from $764,000 during the same quarter in 2011 while interest expense related to capital leases increased to $10,000 during the three months ended March 31, 2012 compared to $5,000 during the same quarter in 2011.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the income from the three months ended March 31, 2012 and losses for the three months ended March 31, 2011 respectively were offset by a corresponding decrease or increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended in the respective periods.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “2009 Credit Agreement”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Facility has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012 respectively.  The amended Credit Facility includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets. There was no outstanding balance as of March 31, 2012 under the Credit Facility.

The Third Amendment, among other terms, provided for inclusion of a $1.8 million equipment loan within the $15.0 million borrowing limit and amended the definition of the assets of the Company included in the collateral supporting the Credit Facility to include up to $1.8 million in value as determined by an independent appraisal of the equipment being purchased with the proceeds of the equipment loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on borrowings outstanding under the Credit Facility, other than amounts advanced under the $1.8 million equipment loan, is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  Interest on amounts advanced and outstanding under the $1.8 million 5 year equipment term loan will be payable monthly at an annual interest rate of, at the Company’s option, either the Base Rate (as defined in the Credit Facility) plus 3.00% or the LIBOR Rate (as defined in the Credit Facility) plus 4.0%.  The Company pays a specified fee on undrawn amounts under the Credit Facility which fee was one-half of one percent, or 0.5% on and before March 30, 2011, the date of Second Amendment to the Credit Agreement, and is three quarters of one percent, or 0.75% thereafter.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The 2009 Credit Agreement contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  As amended by the First, Second and Third Amendments, the Credit Facility includes the following financial covenants:
a.	an annual capital expenditure limit of $6.0 million for the 12 months ended December 31, 2012 and $3.5 million for 2013,
b.	an Availability Block (as defined by the Credit Facility) of $3.0 million from January 1, 2012 to March 29, 2012 when the Third Amendment was signed,
c.
after March 29, 2012 an Availability Block of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio (as defined by the Credit Facility) exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months.

The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, including any amounts borrowed under the $1.8 million equipment loan, all amounts borrowed and outstanding are classified as a current liability.  As of March 31, 2012 the Company was in compliance with all terms of the Credit Facility.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, plus the appraised value of equipment purchased under the $1.8 million equipment loan, which totaled $12.1 million at March 31, 2012.  As of March 31, 2012, there were no amounts outstanding or collateral resulting from the $1.8 million equipment loan.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and an availability block be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at March 31, 2012 amounted to $12.1 million.  There were no amounts borrowed under the Credit Facility at March 31, 2012 however the value of the availability block and letters of credit outstanding at that date totaled $5.2 million.  As a result, the Company had $6.9 million of borrowing availability under the Credit Facility at March 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2012, we recorded interest expense of $3,000 on the Credit Facility at a weighted average interest rate of 3.35%.  The rate of interest being charged on the Credit Facility at March 31, 2012 was 3.24%.  For the three months ended March 31, 2011, we recorded interest expense of $6,000 on the Credit Facility at a weighted average interest rate of 3.15%.  The rate of interest being charged on the Credit Facility at March 31, 2011 was 3.24%.   The Company also incurred unused Credit Facility fees of approximately $26,000 and $16,000 for the three months ended March 31, 2012 and 2011 respectively, which unused Credit Facility fees are included in the total interest expense of $53,000 and $46,000 for the three months ended March 31, 2012 and 2011 respectively.

For the three months ended March 31, 2012, the Company used cash from operating activities of $388,000 compared to generating $957,000 positive cash flow from operations in the same period of 2011.  The $1.3 million decrease for the three months ended March 31, 2012 from the same period in 2011 was due to the net change in all operating assets and liabilities using $1.7 million of cash during the three months ended March 31, 2012 compared to providing $683,000 during the same period in 2011, offset by the Company generating a net income of $445,000 for the three months ended March 31, 2012 compared to generating a net loss of $526,000 in the same period in 2011.  The $2.4 million decrease in cash provided by operating assets and liabilities for the three months ended March 31, 2012 compared to 2011 resulted mainly from the combined effect of $2.8 million of cash provided from reducing inventory levels in 2011 compared to $54,000 in 2012 and $1.9 million of cash used in accounts payable in 2012 compared to $525,000 in 2011, offset by a $1.8 million increase in cash provided by accounts receivable for the three months ended March 31, 2012 compared to the same period in 2011.  The inventory sale in 2011 was the result of the buyback of inventory by a client as discussed below.  The $1.4 million increase in cash used for accounts payable was primarily due to an increase in vendor payables for temporary employees and other suppliers to support the increased volume in the fourth quarter of 2011.  The $1.8 million increase in cash provided by accounts receivable was due to the collection of receivable balances in 2012 resulting from the higher volumes from the fourth quarter of 2011.

We only purchase inventory for two customers under contract terms that provide that the risk of inventory obsolescence remain with our customers.  During 2010, one of our customers for whom we purchased inventory decided to discontinue a specific business program and liquidate the inventory supporting that program.  The inventory buyback requirement is defined as the cost of that inventory, so upon buyback, there is no resulting revenue recorded in our operating results, consistent with past reporting by the Company.  In the last week of March 2011, we shipped $2.9 million of inventory under normal payment terms and in mid May 2011, the resulting accounts receivable was collected from the customer.

During the three month periods ended March 31, 2012 and 2011, net cash used in investing activities consisted mainly of capital expenditures and were $1.7 million and $371,000 respectively.  The $1.7 million of investing activities for the three months March 31, 2012 includes i) $1.1 million of purchased equipment for the build out of our new fulfillment center in Groveport, Ohio and ii) $611,000 for all other capital expenditures.  The $371,000 of investing activities for the three months ended March 31, 2011 was mainly capital expenditures for all facilities which is comparable to the $611,000 spent in 2012 for capital expenditures excluding the Groveport facility.  Some of the equipment already purchased as of March 31, 2012 for the build out of the Groveport facility will be included as collateral under the Credit Facility when the build out is further progressed.  By June 30, 2012, we expect to have $1.8 million borrowed and outstanding under the equipment loan portion of the Credit Facility and a related $1.8 million of equipment included as collateral under the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2012 and March 31, 2011, there were no borrowings under the line of credit.  The average daily borrowings outstanding on the Credit Facility for the three months ended March 31, 2012 and 2011 were $317,000 and $764,000, respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the three months ended March 31, 2012 and 2011 were $2.1 million and $2.3 million, respectively.   During the three months ended March 31, 2012 and 2011, the Company repaid $114,000 and $65,000 of principal outstanding on capital leases respectively.  Additionally, during the three months ended March 31, 2012 and 2011, the Company incurred $15,000 and $30,000 of loan commitment fees as a result of the Third and Second Amendments to the Credit Agreement respectively.

The Company estimates that its cash and financing needs through at least the next twelve months will be met by cash flows from operations and availability under the Credit Facility.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 1 to the condensed financial statements in this Form 10-Q and Note 2 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.  The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2012 and December 31, 2011 was approximately $22.8 million and $23.0 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created in prior years and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has a net operating loss carryforward of $51.8 million at December 31, 2011 that expires between 2020 and 2031.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.7 million and $21.8 million has been recorded as of March 31, 2012 and December 31, 2011, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance in that future year.  For the three months ended March 31, 2012, a tax expense of $176,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability, and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements which provides guidance for required disclosure on fair value measurements, including a consistent meaning of the term “fair value”, thereby facilitating greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment was adopted prospectively in the quarter ended March 31, 2012 and did not have any on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, (Topic 220) - Comprehensive Income:  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company has adopted these provisions in the first quarter of 2012 but has not presented a separate statement of comprehensive income since the Company has only immaterial other comprehensive income amounts. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 to Topic 220 - Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company adopted these provisions in the first quarter of 2012. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company transacts an immaterial amount of sales in foreign currency.  To the extent that the Company has borrowings outstanding under its Credit Facility and its second lien term loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 6 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and the Company has no long-term purchase commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101*
The following financial information from Innotrac Corporation’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii)  Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: May 15, 2012	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)