Form 10-Q
period 2012-06-30
INNOTRAC CORP
filed 2012-08-14
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from ______to______

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 10, 2012

Common Stock $.10 par value per share (1)	13,010,440 Shares (includes 675,637 restricted shares)

INNOTRAC CORPORATION

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements:	2

	Condensed Consolidated Balance Sheets at
	June 30, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended June 30, 2012 and 2011 (Unaudited)	4

	Condensed Consolidated Statements of Operations for the
	Six Months Ended June 30, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2012 and 2011 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 6.	Exhibits	26

Signatures		27

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,323	$3,283
Accounts receivable (net of allowance for doubtful accounts of $100 at June 30, 2012 and $97 at December 31, 2011)	15,729	16,977
Inventories, net	605	743
Prepaid expenses and other	1,394	1,066
Total current assets	20,051	22,069

Property and equipment:

Computers, machinery and equipment	43,167	39,425
Furniture, fixtures and leasehold improvements	9,637	8,557
	52,804	47,982
Less accumulated depreciation and amortization	(38,516)	(36,809)
	14,288	11,173

Other assets, net	1,216	1,100

Total assets	$35,555	$34,342

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,631	$7,914
Line of credit	-	-
Accrued salaries	1,730	1,669
Equipment lease payable	421	281
Accrued expenses and other	2,629	2,534
Equipment loan (See Note 2)	1,800	-
Total current liabilities	12,211	12,398

Noncurrent liabilities:
Deferred compensation	780	735
Equipment lease payable	757	251
Other noncurrent liabilities	1,037	1,142
Total noncurrent liabilities	2,574	2,128

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,010,440 shares issued and outstanding at June 30, 2012 13,035,440 shares issued and outstanding at December 31,2011	1,301	1,304
Additional paid-in capital	66,703	66,632
Accumulated other comprehensive loss	(4)	(3)
Accumulated deficit	(47,244)	(48,132)
Total Innotrac shareholders’ equity	20,756	19,801
Noncontrolling interest	14	15

Total equity	20,770	19,816

Total liabilities and equity	$35,555	$34,342

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)

Service revenues	$20,449	$16,589
Freight revenues	2,497	2,025
Total revenues	22,946	18,614

Cost of service revenues	9,624	7,684
Freight expense	2,411	2,064
Selling, general and administrative expenses	9,508	8,794
Depreciation and amortization	891	840
Total operating expenses	22,434	19,382
Operating income (loss)	512	(768)

Other expense (income):
Interest expense	69	48
Other expense	3	-
Total other expense	72	48

Income (loss) before income taxes	440	(816)
Income taxes	-	-
Net income (loss)	440	(816)
Net income (loss) attributable to noncontrolling interest	1	-
Net income (loss) attributable to Innotrac	$441	$(816)

Earnings (loss) per share:

Basic	$0.03	$(0.06)

Diluted	$0.03	$(0.06)

Weighted average shares outstanding:

Basic	13,010	12,815

Diluted	13,010	12,815

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2012 and 2011
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)

Service revenues	$41,769	$33,876
Freight revenues	5,347	5,707
Total revenues	47,116	39,583

Cost of service revenues	19,958	15,436
Freight expense	5,176	5,702
Selling, general and administrative expenses	19,257	18,002
Depreciation and amortization	1,716	1,691
Total operating expenses	46,107	40,831
Operating income (loss)	1,009	(1,248)

Other expense (income):
Interest expense	122	94
Other expense	2	-
Total other expense	124	94

Income (loss) before income taxes	885	(1,342)
Income taxes	-	-
Net income (loss)	885	(1,342)
Net income (loss) attributable to noncontrolling interest	1	-
Net income (loss) attributable to Innotrac	$886	$(1,342)

Earnings (loss) per share:

Basic	$0.07	$(0.10)

Diluted	$0.07	$(0.10)

Weighted average shares outstanding:

Basic	13,020	12,838

Diluted	13,020	12,838

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$885	$(1,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,716	1,691
Provision for bad debts	5	35
(Gain) loss on disposal of fixed assets	-	(16)
Stock compensation expense-stock options	-	2
Stock compensation expense-restricted stock	68	(25)
Changes in operating assets and liabilities:
Accounts receivable, gross	1,243	4,520
Inventory	138	2,838
Prepaid expenses and other	(294)	(155)
Decrease in other long-term assets	(68)	38
Accounts payable	(2,499)	(3,203)
Accrued expenses, accrued salaries and other	157	(176)
Increase in other long-term liabilities	(105)	19
Net cash provided by operating activities	1,246	4,226

Cash flows from investing activities:
Capital expenditures	(3,753)	(748)
Proceeds from disposition of assets	-	17
Net change in noncurrent assets and liabilities	-	(7)
Net cash used in investing activities	(3,753)	(738)

Cash flows provided by (used in) financing activities:
Net repayments under line of credit	-	-
Borrowings on equipment loan	1,800	-
Capital lease payments	(216)	(142)
Contribution from non-controlling interest	-	17
Loan commitment fees	(37)	(34)
Net cash provided by (used in) financing activities	1,547	(159)

Net (decrease) increase in cash and cash equivalents	(960)	3,329

Cash and cash equivalents, beginning of period	3,283	238
Cash and cash equivalents, end of period	$2,323	$3,567

Supplemental cash flow disclosures:

Cash paid for interest	$83	$63
Non-cash investing and financing activities:
Capital lease for warehouse and computer equipment	$862	$87
Capital expenditures in accounts payable	$216	$214

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

Foreign Currency Translation.  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 - Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  Since the resulting translation gain and loss adjustments are immaterial for all periods reported in the financial statements, we have reported those foreign currency translation adjustments on the consolidated balance sheet in accumulated other comprehensive loss. Realized foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations.

Gains and losses that result from foreign currency transactions are included in the “other expense (income)” line in the consolidated statements of operations.  For the three and six month periods ended June 30, 2012, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of December 31, 2011 and June 30, 2012 (see Note 4).

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

Stock-Based Compensation Plans. The Company records compensation expense in the financial statements based on the fair value of all share based payments to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  The Company recorded no expense related to stock options in the three and six months ended June 30, 2012 due to all outstanding stock options having become fully vested in the second quarter of 2011.  The Company recorded $37,000 and $68,000  in compensation expense for the three and six months ended June 30, 2012 resulting from the Company having issued 835,956 restricted shares to non-employee directors and management of the Company of which 23,333 have vested to non-employee directors and 160,319 shares have been forfeited and cancelled.   With respect to restricted shares granted after June, 2011 to non-employee directors, shares vest 1/3 on issuance, 1/3 on the 1st anniversary and 1/3 on the second anniversary of the grant date unless earlier vested upon a change in control of the Company.  All other restricted shares vest 25% on the 7th, 8th, 9th and 10th anniversary of the grant date unless earlier vested upon a change in control of the Company.  Restricted shares are valued at the closing NASDAQ market price per share as of the grant date and expensed over the vesting term of the restricted share.  As a result, the Company recorded $37,000 and $49,000 in compensation expense for restricted shares for the three months ended June 30, 2012 and 2011, respectively.  The Company recorded $68,000 and ($25,000) in compensation expense (income) for restricted shares for the six months ended June 30, 2012 and 2011, respectively.  Included in the ($25,000) (income) for the six months ended June 30, 2011 was $78,000 of expense offset by ($103,000) of recaptured expense when issued restricted shares were forfeited upon the departure of an executive in March 2011.

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

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

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

Level 3: inputs to the valuation methodology are unobservable for the asset or liability.

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying value of our cash, accounts receivable, accounts payable and other debt instruments approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of June 30, 2012, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

	As of June 30, 2012
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation plan assets held in Rabbi Trust (1)	$780	$-	$-	$780

Total	$780	$-	$-	$780

	As of December 31, 2011
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation plan assets held in Rabbi Trust (1)	$735	$-	$-	$735

Total	$735	$-	$-	$735

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

There were no significant transfers into and out of any level of the fair value hierarchy for assets measured at fair value for the three and six months ended June 30, 2012 or the year ended December 31, 2011.

All transfers, if any, are recognized by the Company at the end of each reporting period.

Transfers between Levels 1 and 2 generally relate to whether a market becomes active or inactive. Transfers between Levels 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurement in their entirety.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements which provides guidance for required disclosure on fair value measurements, including a consistent meaning of the term “fair value”, thereby facilitating greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment was adopted prospectively in the quarter ended March 31, 2012 and did not have any impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, (Topic 220) - Comprehensive Income:  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company has adopted these provisions in the first quarter of 2012 but has not presented a separate statement of comprehensive income since the Company has only immaterial other comprehensive income amounts. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

2.       FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement with the Bank, setting forth the new terms of the Credit Facility.  The Credit Agreement has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012, respectively.  The Third Amendment to the Credit Facility (the “Third amendment”) provided for a $1.8 million equipment 5 year term loan (the “Equipment Loan”) as part of the $15.0 million borrowing limit. The amended Credit Agreement includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  As of June 30, 2012 the Equipment Loan had a balance of $1.8 million and there was no advance under the Credit Facility.

Interest on borrowings pursuant to the Credit Facility is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  Interest on amounts advanced to the Company on the 2012 Equipment Loan is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus 3.00%, or the LIBOR Rate (as defined in the Credit Facility) plus 4.00%.  The Company pays a specified fee on undrawn amounts under the Credit Facility which fee was one-half of one percent, or 0.5% on and before March 30, 2011, the date of Second Amendment to the Credit Agreement, and is three quarters of one percent, or 0.75% thereafter.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The Credit Facility contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit and a fixed charge ratio covenant.   The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, amounts outstanding on the Company’s Credit Facility and any amount outstanding on the Equipment Loan, are classified as current liabilities.  As of June 30, 2012, the Company was in compliance with all terms of the Credit Facility.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

The Third Amendment was entered into on March 29, 2012 to i) increase the annual capital expenditure limit for 2012 to $6.0 million as required by the Company to invest in equipment for an eighth fulfillment facility, in Groveport, Ohio, required to support new business, ii) include up to $1.8 million of fulfillment equipment owned by the Company as collateral under the Credit Facility, iii) advance $1.8 million under a five year Equipment Loan to partially fund equipment purchased for the new Groveport facility, and; iv) reset requirements of the excess availability block (the “Availability Block”), representing the amount of collateral held by the Company before any advances can be made on the Credit Facility, to depend upon the Company obtaining specific fixed charge ratio (as defined in the Credit Facility) values.  As a result of the Third amendment and as of June 30, 2012, the Availability Block is set at $4.0 million until which time i) the Company reports a twelve month trailing fixed charge ratio of at least 1.1 resulting in the Availability Block being reduced to $3.0 million or ii) the Company reports a trailing twelve month fixed charge ratio for three consecutive months of at least 1.2 and simultaneously projects exceeding a fixed charge ratio of at least 1.2 for the immediately upcoming three consecutive months resulting in the Availability Block to be reduced to $2.5 million.

Although the maximum borrowing limit was $15.0 million at June 30, 2012, the Credit Facility limits borrowings to the value of total collateral under the Credit Facility calculated as the sum of i) a specified percentage of eligible accounts receivable and inventory, which totaled $12.0 million at June 30, 2012 and ii) the value, as determined by an independent appraiser, of selected fulfillment equipment owned by the Company.  At June 30, 2012, the Equipment Loan was fully advanced and amounted to $1.8 million.  The Equipment Loan will be paid back in 60 equal $30,000 monthly payments with an equal offsetting monthly reduction in the value of the selected fulfillment equipment included as collateral under the Credit Facility. Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and Availability Block be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  Also, from time to time, as determined as necessary by the Bank, the value of the equipment included as collateral can be adjusted as an independent appraisal of that equipment may require.  Excluding the $1.8 million of equipment supporting the Equipment Loan, the total collateral under the Credit Facility at June 30, 2012 amounted to $12.0 million.  Excluding the Equipment Loan, there were no amounts borrowed under the Credit Facility at June 30, 2012, however the value of reserves, letters of credit and Availability Block at that date totaled $5.2 million.  As a result, the Company had $6.8 million of borrowing availability under the Credit Facility at June 30, 2012.

The Company has entered into various capital leases mainly for the purchase of fork lift trucks, computer technology equipment and computer software.  These capital leases have a term of 3 years.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $1.3 million and $606,000 at June 30, 2012 and December 31, 2011 respectively.  For the three months ended June 30, 2012, the Company repaid $103,000 of principal outstanding and $17,000 of interest expense related to capital leases.  For the three months ended June 30, 2011, the Company repaid $77,000 of principal outstanding and $6,000 of interest expense related to capital leases.  For the six months ended June 30, 2012, the Company repaid $216,000 of principal outstanding and $27,000 of interest expense related to capital leases.  For the six months ended June 30, 2011, the Company repaid $142,000 of principal outstanding and $11,000 of interest expense related to capital leases.

For the three months ended June 30, 2012, we recorded interest expense of $4,000 on the Credit Facility at a weighted average interest rate of 3.26%.  The rate of interest being charged on the Credit Facility at June 30, 2012 was 3.25%.  For the three months ended June 30, 2011, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.24%.  The Company also incurred unused Credit Facility fees of approximately $25,000 and $26,000 for the three months ended June 30, 2012 and 2011 respectively, which unused Credit Facility fees are included in the total interest expense of $69,000 and $48,000 for the three months ended June 30, 2012 and 2011 respectively.

For the six months ended June 30, 2012, we recorded interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.29%.  For the six months ended June 30, 2011, we recorded interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.15%.  The Company also incurred unused Credit Facility fees of approximately $51,000 and $42,000 for the six months ended June 30, 2012 and 2011 respectively, which unused Credit Facility fees are included in the total interest expense of $122,000 and $94,000 for the six months ended June 30, 2012 and 2011 respectively.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted earnings per share:
Weighted average shares outstanding	13,010	12,815	13,020	12,838
Employee and director stock options	-	-	-	-
Weighted average shares assuming dilution	13,010	12,815	13,020	12,838

Options outstanding to purchase 351,000 shares of the Company’s common stock for the three and six months ended June 30, 2012 and 593,000 shares for the three and six months ended June 30, 2011 were not included in the computation of diluted EPS because their effect was anti-dilutive.  On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we have included 675,637 of restricted shares in our calculation of basic and diluted EPS for the three months ended June 30, 2012 and 722,304 for the three months ended June 30, 2011.    These restricted shares include 265,956 restricted shares issued on April 16, 2007 under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and 570,000 restricted shares issued under the Innotrac Corporation 2010 Stock Award Plan which amounts were subsequently reduced by 160,319 shares when a grantee’s employment or service as director terminated at which time such grantee’s unvested restricted shares were forfeited and cancelled.  Both plans provide for immediate voting rights but vesting varies according to two vesting schedules.  With respect to shares issued to non-employee directors after June, 2011, shares vest 1/3 on issuance, 1/3 on the 1st anniversary and 1/3 on the second anniversary of the grant date unless earlier vested upon a change in control of the Company.  All other restricted shares vest 25% on the 7th, 8th, 9th and 10th anniversary of the grant date unless earlier vested upon a change in control of the Company.  Restricted shares are valued at the closing NASDAQ market price per share as of the grant date and expensed over the vesting term of the restricted share.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

4.         INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2012 and December 31, 2011 was approximately $22.6 million and $23.0 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $51.8 million at December 31, 2011 that expire between 2020 and 2031.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.5 million and $21.8 million has been recorded as of June 30, 2012 and December 31, 2011, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three and six months ended June 30, 2012, the deferred income tax expense of $174,000 and $350,000, respectively, was offset by a corresponding decrease in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated. The Company had a gross deferred tax asset of approximately $23.0 million at December 31, 2011, which did not change significantly during the six months ended June 30, 2012.  As discussed in Note 7 to the financial statements in the 2011 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax asset.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at June 30, 2012.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of June 30, 2012, we have no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage and applied throughout the following year.  The Company paid approximately $60,000 and $52,000 for use of the airplane for the three months ended June 30, 2012 and 2011, respectively.  The Company paid approximately $108,000 and $106,000 for use of the airplane for the six months ended June 30, 2012 and 2011, respectively

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company.  Actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts;  the effect on the Company of economic downturns; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in “Item 1A – Risk Factors” in our Annual Report on Form 10-K.  We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
●     collaborative chat
●     intuitive e-mail response

Business Mix – Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line/Vertical	2012	2011	2012	2012
eCommerce / Direct to Consumer	74.1%	65.3%	71.8%	61.5%
Direct Marketing	15.2	18.1	17.1	22.1
Modems & Telecommunications products	8.6	13.2	8.9	13.6
Business-to-Business (“B2B”)	2.1	3.4	2.2	2.8
	100.0%	100.0%	100.0%	100.0%

Note: The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2012 and 2011 based on the predominant category of the client’s revenues for the year ended 2011.

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company is a major provider of fulfillment and customer support services to eCommerce/Direct to Consumer and Direct Marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  We anticipate that the percentage of our revenues attributable to our eCommerce and direct-to-consumer clients will increase during 2012 as we expect the growth in businesses from this group of clients to be higher than our other client categories.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2012 and 2011.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service revenues	89.1%	89.1%	88.7%	85.6%
Freight revenues	10.9	10.9	11.3	14.4
Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of service revenues	42.0	41.3	42.3	39.0
Freight expense	10.5	11.1	11.0	14.4
Selling, general and administrative expenses	41.4	47.2	40.9	45.5
Depreciation and amortization	3.9	4.5	3.6	4.3
Operating income (loss)	2.2	(4.1)	2.2	(3.2)
Other expense, net	(0.3)	(0.3)	(0.3)	(0.2)
Income (loss) before income taxes	1.9	(4.4)	1.9	(3.4)
Income tax benefit	-	-	-	-
Net income (loss) attributable to noncontrolling interest	-	-	-	-
Net income (loss)	1.9%	(4.4)%	1.9%	(3.4)%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Service Revenues.  Net service revenues increased 23.3% to $20.4 million for the three months ended June 30, 2012 from $16.6 million for the three months ended June 30, 2011.  This increase was attributable to a $4.5 million increase in revenue from our eCommerce clients due to the addition of several new clients and increases in volumes from existing clients, offset by i) a $492,000 decrease in revenue from our modems and telecommunications clients due to a decrease in volume; and ii) a $118,000 decrease in revenue from our B2B clients due to the reduction in volume.

Freight Revenues. The Company’s freight revenues increased 23.3% to $2.5 million for the three months ended June 30, 2012 from $2.0 million for the three months ended June 30, 2011.  The $472,000 increase in freight revenues is primarily attributable to increased volume from existing clients that utilize Company owned freight accounts.  Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Service Revenues. Cost of service revenues increased 25.2% to $9.6 million for the three months ended June 30, 2012, compared to $7.7 million for the three months ended June 30, 2011.  Cost of service revenues as a percent of service revenues increased slightly to 47.1% from 46.3% mainly due to a higher usage of temporary labor in the second quarter of 2012 when compared to the second quarter of 2011 in response to a change in the mix of revenues by client.

Freight Expense.  The Company’s freight expense increased 16.8% to $2.4 million for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011 due to the increase in freight revenue as discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the three months ended June 30, 2012 increased to $9.5 million compared to $8.8 million for the same period in 2011.  S,G&A expenses as a percent of total revenues decreased to 41.4% from 47.2% for the comparable three months ended June 30, 2012 and 2011, respectively. The increase in S,G&A expenses primarily resulted from a $359,000 increase in facility and facility management costs due to the addition of several new clients, a $181,000 increase in information technology costs due to costs related to new client implementations and a $169,000 net increase in all other S,G&A costs.  S,G&A expenses as a percentage of total revenue decreased due to the service revenue increases being achieved with lesser increases in supporting SG&A expenses.

Interest Expense. Interest expense for the three months ended June 30, 2012 and 2011 was $69,000 and $48,000, respectively.  The average daily amount of debt outstanding on the Credit Facility increased to $512,000 during the three months ended June 30, 2012 from $147,000 during the same quarter in 2011.  Interest expense related to capital leases increased to $17,000 during the three months ended June 30, 2012 compared to $6,000 during the same quarter in 2011.

Income Taxes. The Company’s effective tax rate for the three months ended June 30, 2012 and 2011 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the profits from the three months ended June 30, 2012 and losses from the three months ended June 30, 2011 were offset by a respective corresponding decrease and increase of the valuation allowance resulting in an effective tax rate of 0% for the three months ended in the respective periods.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Service Revenues.  Net service revenues increased 23.3% to $41.8 million for the six months ended June 30, 2012 from $33.9 million for the six months ended June 30, 2011.  This increase was attributable to  i) a $8.9 million increase in revenue from our eCommerce clients due to the addition of several new clients and increases in volumes from existing clients, and ii) a $298,000 increase in revenue from our direct marketing clients due to the addition of a new client and increases in volumes from existing clients, offset by a $1.2 million decrease in revenue from our modems and telecommunications clients due to a decrease in volume.

Freight Revenues. The Company’s freight revenues decreased 6.3% to $5.3 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011.  The $360,000 decrease in freight revenues is primarily attributable to two of our direct marketing clients transitioning all or a portion of their freight usage from Company owned freight accounts to their own freight account during the first half of 2011, offset by increased volumes from a new direct marketing client and other existing direct marketing and ecommerce clients which use our freight accounts. Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues. Cost of service revenues increased 29.3% to $20.0 million for the six months ended June 30, 2012, compared to $15.4 million for the six months ended June 30, 2011.  Cost of service revenues as a percent of service revenues increased slightly to 47.8% from 45.6% mainly due to a higher usage of temporary labor during the six months ended June 30, 2012 when compared to the same period in 2011 in response to a change in the mix of revenues by client.

Freight Expense.  The Company’s freight expense decreased 9.2% to $5.2 million for the six months ended June 30, 2012 compared to $5.7 million for the six months ended June 30, 2011 due to the decrease in freight revenue as discussed above.

Selling, General and Administrative Expenses.  S,G&A expenses for the six months ended June 30, 2012 increased to $19.3 million, or 40.9% of total revenues, compared to $18.0 million, or 45.5% of total revenues, for the same period in 2011.  The increase in S,G&A expenses primarily resulted from a $476,000 increase in facility and facility management costs due to the addition of several new clients, a $390,000 increase in information technology costs due to costs related to new client implementations and a $385,000 net increase in all other S,G & A costs.  S,G&A expenses as a percentage of total revenue decreased due to the service revenue increases being achieved with lesser increases in supporting SG&A expenses.

Interest Expense.  Interest expense for the six months ended June 30, 2012 and June 30, 2011 was $122,000 and $94,000, respectively.  The average daily amount of debt outstanding on the Credit Facility remained flat at $415,000 during the six months ended June 30, 2012 from $456,000 during the same period in 2011.  Interest expense related to capital leases increased to $27,000 during the three months ended June 30, 2012 compared to $11,000 during the same quarter in 2011.

Income Taxes. The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the profits from the six months ended June 30, 2012 and losses from the six months ended June 30, 2011 were offset by a respective corresponding decrease and increase of the valuation allowance resulting in an effective tax rate of 0% for the six months ended in the respective periods.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with Wells Fargo, N.A. (the “Bank”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into the Fourth amendment and Restatement the Credit Facility with the Bank, setting forth the new terms of the Credit Facility.  The Credit Facility has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012 respectively.  The amended Credit Facility includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.

The Third Amendment, among other terms, provided for inclusion of Equipment Loan within the $15.0 million borrowing limit and amended the definition of the assets of the Company included in the collateral supporting the Credit Facility to include up to $1.8 million of fulfillment equipment as valued by an independent appraiser.  The Equipment Loan has a five year repayment term and will be paid back in 60 equal $30,000 monthly payments with an equal offsetting monthly reduction in the value of the selected fulfillment equipment included as collateral under the Credit Facility.   As of June 30, 2012, the Equipment Loan had an outstanding balance of $1.8 million and there were no amounts outstanding under the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on borrowings outstanding under the Credit Facility, other than amounts advanced under the Equipment Loan, is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  Interest on amounts advanced and outstanding under the Equipment Loan will be payable monthly at an annual interest rate of, at the Company’s option, either the Base Rate (as defined in the Credit Facility) plus 3.00% or the LIBOR Rate (as defined in the Credit Facility) plus 4.0%.  The Company pays a specified fee on undrawn amounts under the Credit Facility which fee was one-half of one percent, or 0.5% on and before March 30, 2011, the date of Second Amendment to the Credit Agreement, and is three quarters of one percent, or 0.75% thereafter.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

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

The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, amounts outstanding on the Company’s Credit Facility and any amount outstanding on the Equipment Loan, which is in the $15.0 million Credit Facility Limit, are classified as a current liabilities.  As of June 30, 2012 the Company was in compliance with all terms of the Credit Facility.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, plus up to $1.8 million appraised value of equipment.  As of June 30, 2012, there was $1.8 million advanced under the equipment loan with the first of 60 monthly installments due on July 1, 2012.    Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and an availability block be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.

The total collateral, excluding the equipment value supporting the Equipment Loan, under the Credit Facility at June 30, 2012 amounted to $12.0 million.  Excluding the Equipment Loan, there were no amounts borrowed under the Credit Facility at June 30, 2012 however the value of the availability block and letters of credit outstanding at that date totaled $5.2 million.  As a result, the Company had $6.8 million of borrowing availability under the Credit Facility at June 30, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2012, we recorded interest expense of $4,000 on the Credit Facility at a weighted average interest rate of 3.26%.  The rate of interest being charged on the Credit Facility at June 30, 2012 was 3.25%.  For the three months ended June 30, 2011, we recorded interest expense of $1,000 on the Credit Facility at a weighted average interest rate of 3.24%.    The Company also incurred unused Credit Facility fees of approximately $25,000 and $26,000 for the three months ended June 30, 2012 and 2011 respectively, which unused Credit Facility fees are included in the total interest expense of $69,000 and $48,000for the three months ended June 30, 2012 and 2011 respectively.

For the six months ended June 30, 2012, we recorded interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.29%.  For the six months ended June 30, 2011, we recorded interest expense of $7,000 at a weighted average rate of 3.15% on the Credit Facility.  The Company also incurred unused revolving credit facility fees of approximately $51,000 and $42,000 for the six months ended June 30, 2012 and 2011, respectively.  Additionally, the Company reported total interest expense of $122,000 and $94,000 the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, the Company generated positive cash from operating activities of $1.2 million compared to $4.2 million cash from its operating activities in the same period of 2011.  The $3.0 million decrease for the six months ended June 30, 2012 from the same period in 2011 was due to the net change in all operating assets and liabilities using $1.4 million of cash during the six months ended June 30, 2012 compared to providing $3.9 million during the same period in 2011, offset by the Company generating a net income of $885,000 for the six months ended June 30, 2012 compared to generating a net loss of $1.3 million in the same period in 2011.  The $5.3 million decrease in cash provided by operating assets and liabilities for the six months ended June 30, 2012 compared to 2011 resulted mainly from the combined effect of i) $3.3 million decrease in cash provided by accounts receivable for the six months ended June 30, 2012 compared to the same period in 2011 due to higher growth in revenue during 2012 compared to revenue growth in 2011, and ii) $2.7 million greater decreases in inventory occurring in 2011 than in 2012 as a result of the end of an inventory buyback program in 2011 for a single client discussed below offset by a $704,000 decrease in cash used in accounts payable in 2012 compared to 2011.  The $704,000 decrease in cash used for accounts payable was primarily due to an overall increase in vendor payables balance outstanding as of June 30, 2012 due to an increase in temporary employees and amounts due other suppliers to support the increased volume in 2012.

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

During the six month periods ended June 30, 2012 and 2011, net cash used in investing activities consisted mainly of capital expenditures and were $3.8 million and $738,000 respectively.  The $3.8 million of investing activities for the six months June 30, 2012 includes i) $2.9 million of purchased equipment for the build out of our new fulfillment center in Groveport, Ohio and ii) $884,000 for all other capital expenditures.  The $738,000 of investing activities for the six months ended June 30, 2011 was mainly capital expenditures for all facilities which is comparable to the $884,000 spent in 2012 for capital expenditures excluding the Groveport facility.  As of June 30, 2012, the build out of the Groveport, Ohio facility was materially completed and the Company had received the proceeds from the $1.8 million equipment loan to partially fund the capital expenditures related to this facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2012 and June 30, 2011, there were no borrowings under the line of credit and $1.8 million advanced under the Equipment Loan.  The average daily borrowings outstanding on the Credit Facility for the six months ended June 30, 2012 and 2011 were $415,000 and $456,000, respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the six months ended June 30, 2012 and 2011 were $2.4 million and $2.3 million, respectively.     The $1.8 million Equipment Loan was funded in June 2012 with the first $30,000 monthly payment due on July 1, 2012.  During the six months ended June 30, 2012 and 2011, the Company repaid $216,000 and $142,000 of principal outstanding on capital leases respectively.  Additionally, during the six months ended June 30, 2012 and 2011, the Company incurred $37,000 and $34,000 of loan commitment fees as a result of the Third and Second Amendments to the Credit Agreement respectively.  In addition, during the six months ended June 30, 2011, the Company received $17,000 from PVS related to their noncontrolling interest in Innotrac Europe.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2012 and December 31, 2011 was approximately $22.6 million and $23.0 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $51.8 million at December 31, 2011 that expires between 2020 and 2031.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $21.5 million and $21.8 million has been recorded as of June 30, 2012 and December 31, 2011, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the six months ended June 30, 2012, the deferred tax expense of $350,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company transacts an immaterial amount of sales in foreign currency.  To the extent that the Company has borrowings outstanding under its Credit Facility and Equipment Loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 6 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and the Company has no long-term purchase commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibits:

31.1*              Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2*              Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1*              Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2*              Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101*
The following financial information from Innotrac Corporation’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii)  Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements

*          Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: August 14, 2012	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ George M. Hare
George M. Hare
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)