Form 10-K
period 2012-12-31
INNOTRAC CORP
filed 2013-03-28
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes    ☐             No    ☒

The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than directors, executive officers and holders of 10% or more of the Registrant’s outstanding Common Stock, and their affiliates) of the Registrant as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter was $3,321,751 based on the closing sale price of the Common Stock as reported by the NASDAQ Capital Market on such date.  See Item 12.

At March 22, 2013, there were 13,070,440 shares of Common Stock, par value $0.10 per share, outstanding, which includes 735,637 restricted shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2012.

INNOTRAC CORPORATION

PART I

ITEM 1.   BUSINESS

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, is an e-commerce provider integrating digital technology, order processing, fulfillment and customer support “contact” center services to support global brands of large corporations that outsource these functions.  In order to perform these functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management’s focus from its principal or core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of our clients and to reduce their overall operating costs.

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

The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc.,  Microsoft, AT&T, Qwest, Beachbody, LLC and Thane International.  We take orders for our eCommerce, retail and direct marketing clients via the internet, through customer service representatives at our Pueblo, Colorado call center or through direct electronic transmissions from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country, and are shipped to the end consumer or retail store locations, as applicable, typically within 24 hours of when the order is received.  Inventory is held on a consignment basis, with certain exceptions, and includes items such as clothing, brand name promotional accessories, books, electronics, small appliances, home accessories, sporting goods and toys.

The following table sets forth the percentage of service revenues generated by the Company’s various customer business verticals during 2012 and 2011:

	2012	2011
eCommerce/Direct to Consumer	76.6%	67.2%
Direct Marketing	13.7	18.1
B2B & Telecommunications	9.7	14.7
	100.0%	100.0%

Note:
The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2012 and 2011 based on the predominant category of the client’s revenues for the year ended 2012.

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

Since 2011, Innotrac Europe GmbH, a joint venture with PVS Fulfillment-Services GmbH, has offered end to end fulfillment services in Europe.  Innotrac Europe provides a fast to market solution to our United States based clients who want to enter the European market.  Additionally, eCommerce and retailers in Europe have easy visibility to Innotrac’s capabilities through on the ground marketing and business development efforts employed by Innotrac Europe.

The Company also provides services, including customer and distributor communication programs, retailer product rework/finishing services and supplier/retailer compliance reporting for business-to-business (“B2B”) clients including NAPA, The Walt Disney Company, and Spanx.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  Consolidation in the industry at the product supply level and changes in the technology of delivery mediums used by the telecommunications industry since 2000 has resulted in a lesser concentration of our service revenues from this industry.  Accordingly, we now present our service revenue by customer vertical information with B2B services and telecommunications as a single segment.

With facilities in Atlanta, Georgia, Pueblo, Colorado, Reno, Nevada, Bolingbrook, Illinois, Columbus, Ohio, two facilities in Hebron, Kentucky and a facility in Groveport, Ohio, we offer a national footprint to our customers.  We are committed to deeper penetration within our existing business lines and continued diversification of our client base.  Our long-term goal is to focus on current market growth trends while spreading our business across a higher number of clients in diverse industries to provide stability during difficult economic periods and avoid the risks associated with high individual account concentration and seasonality. We will continue to seek new clients and may open additional facilities as needed to service our customers’ business needs.

Fulfillment Services

Providing effective turnkey order fulfillment solutions for our clients’ products is our primary business.  Our capabilities in this area are described below:

Fulfillment.  We are committed to delivering our clients’ products to their customers on a timely and accurate basis.  Our personnel pick, pack, verify and ship product orders and requests for, shoes, clothing, electronic equipment, accessories, books, small appliances, home accessories, sporting goods and toys for our clients.  We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated and conveyorized systems utilizing radio frequency (“RF”) scanning. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients’ customers.  We streamline and customize the fulfillment procedures for each client based upon the client request and the tracking, reporting and inventory controls necessary to implement that client’s marketing support program.  We also offer comprehensive product return services whereby our personnel receive, log, test, repackage and dispose of products that are returned from end-users.  Recognizing the importance of the total eCommerce buying experience to our customers, our SmartHub market surveys capture the competitive differences between eCommerce transactions tracking the start of order entry by the end consumer through speed and quality of shipment and ultimately the return process.  Innotrac’s accuracy and speed of order processing is compared against same product category performance for our customers on an ongoing basis.

Our operating locations have earned ISO 9001:2000 certification as follows: Atlanta in 2002 and again in 2010 after moving our fulfillment operations to a different facility, our first Hebron, Kentucky location in 2003, Pueblo in 2004, Chicago in 2005, Reno in 2006, our second Hebron, Kentucky location in 2008, and our Columbus location in 2009.   All of our facilities other than Groveport, which was recently opened and scheduled for certification in -September of 2013, were re-certified to the ISO 9001-2008 revision of the standard in 2011.  It is our intention to renew our current certificate upon its renewal date of December 20, 2014.  We are dedicated to providing quality service to our clients at every step in the fulfillment process.  To ensure order accuracy, shipment inspection and system driven validation are performed to verify the contents exactly match the order prior to shipment.  In addition, we have highly sensitive scales at the end of our packaging lines that also assist in ensuring the accuracy of every order.  Our 2012 order accuracy rate was 99.25%.

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

Contact Center Services

Another of our core competencies is providing customer order and inquiry support services – Contact Center Services.  We believe these services are critical to a comprehensive order processing and order fulfillment solution.  Our Contact Center Services are described below.

Inbound Customer Support Services.  Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions.  From time to time they may sell various products for our clients when end consumers call our customer service representatives.  Depending on our client’s requirements, our customer service representatives use our internally developed customer relationship management system or through integrated technology portals, access client directed customer relationship information systems.  To properly handle the call, Innotrac’s automated call distributor identifies each inbound call by the toll-free number dialed and immediately routes the call to the interactive voice response (“IVR”) system or an Innotrac customer service representative.  If the caller is placing an order, the caller is immediately transmitted to a customer service representative trained to take the order and enter it into our systems for transmittal to the appropriate fulfillment center.  If the customer has a question, complaint or needs return information, the IVR system attempts to resolve these issues by guiding the customer through a series of interactive questions. If IVR automatic resolution cannot solve the problem, the call is routed to one of our customer service representatives who answers the call using our client’s name and is specially trained in the applicable client’s business and products.  Our customer service representatives can enter customer information into our call-tracking system, listen to a question and quickly access a proprietary network database using a graphical interface to answer a customer’s question.  A senior representative is available to provide additional assistance for complex or unique customer questions.  Customer service representatives are also trained to handle introductory level technical support issues.  Customer requests are generally resolved with a single call, whether answered by a trained representative or our automated systems.

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

Technology

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs. Our information technology group, or IT Group, has developed our database marketing support and management systems.  Innotrac has a technical integration platform based on a Webmethods core written in Java over an Oracle database, which contains a complete web interface using XML-based Advanced Programming Interface tools that allows clients to transact with us electronically.  We deploy the solution running on HP enterprise class servers in a virtualized configuration running behind F-5 load balancers. Virtualization provides systems redundancy as well as rapid scalability.  Oracle RAC (Redundant Application Cluster) is used for OLTP (Online Transaction Procession) and business intelligence databases.  NetApp SAN (Storage Area Network) provides rapid access to data and the ability to scale data storage quickly depending on business demands.  Network topology is a meshed MPLS (Multi Protocol Label Switching) architecture for primary data connectivity and DIA internet circuits utilizing VPN tunnels for secondary data access.  Our burstable bandwidth allows us to quickly increase network bandwidth capacity.

The open architecture of our computer system permits us to seamlessly interact with many different types of client systems.  Our IT Group uses this platform to design and implement application software for each client’s program, allowing clients to review their programs’ progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters.  As the needs of a client evolve, our IT Group works with our client services team to modify the program on an ongoing basis.  Information can be exchanged via real-time XML, direct system integration, EDI, secure FTP and internet access.  We believe that our technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with theirs based on the clients preferred technology.  We believe that the integrity of client information is adequately protected by our data security system and our off-site disaster back-up facilities.

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

Our Pueblo call center utilizes the Aspect Rockwell Spectrum Automatic Call Distributor, or ACD, switch to handle call management functions.  The ACD system has the capacity to handle 1,200 call center representatives and as of December 31, 2012 was supporting a capacity ranging from 200 to 450 representatives depending on our clients requirements.  Additionally, the ACD system is integrated with workforce management software designed to enable management to staff and supervise the call center based on call length and call volume.  Aspect’s AQM application is used for call monitoring and quality management.  Customer service representatives enter orders received via telephone into our proprietary CRM application which is integrated with our order management and warehouse management systems.  These orders are processed “real time” into one of our eight distribution centers.

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

As of March 1, 2013, we had approximately 1,450 full-time employees supported by temporary staff on an as-needed basis.  Management believes that the demographics surrounding our facilities and our reputation, stability, compensation and benefit plans should allow us to continue to attract and retain qualified employees.  Currently, we are not a party to any collective bargaining agreements.  None of our employees are unionized.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Innotrac are as follows:

Name	Age	Position

Scott D. Dorfman	55	Chairman of the Board, President and Chief Executive Officer

Larry C. Hanger	58	Senior Vice President—Client Services

Robert J. Toner	49	Senior Vice President—Chief Operating Officer

Stephen G. Keaveney	48	Chief Financial Officer and Corporate Secretary

Edgar L. Ringer	57	Senior Vice President—Chief Information Officer

Christine A. Herren	41	Chief Accounting Officer, Senior Director and Corporate Controller

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

Mr. Keaveney joined Innotrac in March 2013 and currently serves as Chief Financial Officer and Corporate Secretary.  Prior to joining Innotrac, Mr. Keaveney served as the Chief Financial Officer of BeavEx, a national logistics company, a position he had held since September 2010. From January through December 2010, Mr. Keaveney served as Chief Financial Officer of Dutch Gold Resources, a publicly traded gold exploration business. From 2006 through 2009 Mr. Keaveney served as the Chief Financial Officer of Redquartz Developments/Flint Telecom, a private family fund with a diverse portfolio of investments in the real estate, technology and health care industries.

Mr. Ringer joined Innotrac in 2012 and currently serves as Chief Information Officer. Mr. Ringer most recently served as Chief Information Officer at Metadigm Services and prior to that he served as Vice President of IT at National Envelope Company, Division President at National Linen and Uniform Service, and CIO of National Service Industries.

Ms. Herren has been with Innotrac since 1991 and currently serves as the Chief Accounting Officer and Corporate Controller.  She also served as the company’s interim Chief Accounting Officer from January, 2005 through May, 2007.  Prior to being promoted to the Corporate Controller position in November 2002, she held the Assistant Corporate Controller position from March 2000 to November 2002 and the General Accounting Manager position from March 1998 to March 2000. Ms. Herren is a certified public accountant.

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

Innotrac focuses on developing long-term contractual relationships with large corporations.  A relatively small number of our clients account for a significant portion of our revenues.  Our ten largest clients accounted for 76.9% of our revenue in 2012.  If we lose one or more of our largest clients, or if revenues from our largest clients decline, our business, results of operations and financial condition could be materially adversely affected.  Additionally, if one of these large clients is lost, or revenues from our largest clients decline, we cannot guarantee that we will be able to replace or supplement that client with others that generate comparable revenues or profits.  Although we believe growth of our existing client base, improvement in the economic climate and continued productivity improvement would partially offset the impact of losing a large client, our future operating results would rely heavily on our ability to sell new business.  Such projected new business may not develop and the future loss of any other large account could adversely affect our future results.

Noncompliance with any of the covenants under our revolving Credit Facility would allow our lender to declare any outstanding amounts to be immediately due and payable.

Our Credit Facility contains financial, change of ownership control and other restrictive covenants.  Noncompliance with any of the covenants would allow the lender to declare any outstanding borrowed amounts to be immediately due and payable.  From time to time in the past, we have violated various restrictive covenants, and have been obligated to obtain waivers or amendments from the lender.  We were in compliance with all financial covenants and other reporting requirements of the Credit Facility as of December 31, 2012 and February 28, 2013.  If our operating results in the future result in our inability to comply with the existing covenants and we were unable to obtain an amendment, our credit ratings could be negatively affected impairing our ability to finance our operations which could have a material adverse effect on our financial performance and condition.  The term of our Credit Facility matures on June 30, 2013.  We are in discussions with several banks including our existing bank to renew the line.  We are confident that a renewal of the facility will occur, but if we are unable to negotiate a renewal, our ability to finance our operations would be impaired which could have a material adverse effect on our financial performance and condition.

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

Although we continually work to improve our operating efficiencies and control selling general and administrative costs, there continue to be competitive pressures on pricing in the industry.  These pressures could affect our ability to retain current customers and attract new business.  If we fail to offset pricing pressures with reductions in operating costs, our business could be materially adversely affected.

Our common stock lacks liquidity and is held by a small number of investors, one of which is in receivership where its creditors would like to sell our shares as soon as possible.

As of December 31, 2012, Innotrac officers and directors owned approximately 48.2% of the outstanding common stock and an institutional shareholder, IPOF Fund, L.P., and its affiliates held approximately 32.9%.  These ownership positions have resulted in a lack of liquidity in our common stock.  Additionally, if any of Innotrac’s significant shareholders decided to liquidate its or their position, our common stock price would likely decline materially.

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 32.9% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.  Nevertheless, as long as these shares are held in margin accounts where the lenders desire to liquidate the positions, there will be significant downward pressure on the market price of our common stock because the market is concerned that these shares may be sold in a manner that causes the price of our common stock to decline precipitously.  This concern is ameliorated to some degree by the prohibition by the Federal Court for an indefinite period on sales of our shares by financial institutions that hold the shares in margin accounts.  The Company has engaged in discussions from time to time with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  If the Federal Court were to not continue this prohibition before the shares have been sold in such a transaction, then the financial institutions might foreclose on some or all of these shares and sell them into the market, which could have an extremely negative impact on the market price for our common stock.

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

Innotrac leases a warehouse and fulfillment center located in Lawrenceville, Georgia consisting of 200,000 square feet.  The Lawrenceville facility lease expires on January 31, 2016.

Our Pueblo, Colorado facility consists of approximately 87,000 square feet of floor space with a lease term expiring on November 30, 2014 with a right to renew until November 30, 2019.  Approximately 45,000 square feet are used as a contact center, as well as quality assurance, administrative, training and management space.  This call center can support 450 workstations of which we utilized over 200 during seasonal activity in November and December 2012.  It currently operates from 6:00 am MT to 10:00 pm MT seven days per week.  The remaining 40,000 square feet are used for fulfillment services.

We operate a facility in Reno, Nevada that consists of over 280,000 square feet including a 250,000 square foot fulfillment center, 15,000 square feet of administrative office space and an additional 15,000 square feet of space which previously supported a 200 workstation contact center.  The existing lease expires on February 29, 2016 with a right to renew for an additional 3 years through February 28, 2019.

We operate a 354,000 square foot facility in Bolingbrook, Illinois.  This facility is used exclusively for fulfillment services and contains approximately 40,000 square feet of administrative office space with a lease expiration date of December 31, 2013 and a right to renew until December 31, 2016.

We operate a facility in Hebron, Kentucky that currently consists of approximately 396,000 square feet of fulfillment and warehouse space.  Approximately 40,000 square feet of this facility are used for multiple clients with the remainder used for a single large client.  The current lease for this building expires in February 2015 with a right to renew for 3 additional years.

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

We operate a 394,000 square foot facility in Columbus, Ohio which provides 377,000 square feet of fulfillment and warehouse space for multiple customers and 17,000 square feet of office space.  In June 2011, we signed an amendment extending the lease term through September 30, 2014 at a reduced rate.

On February 29, 2012, we entered into a seven year lease with two five year renewal options for a 434,120 square foot facility in Groveport, Ohio which will be used for fulfillment services.  The building was leased in portions with 200,000 square feet leased through April 30, 2013, 317,060 square feet leased from May 1, 2013 to October 31, 2013 and the entire 434,120 square feet leased from November 1, 2013 through expiration.  The Company leased the building to provide space for recently signed fulfillment customers and to add capacity for future business.

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

	High	Low
2012
First Quarter	$1.35	$0.95
Second Quarter	$1.43	$1.18
Third Quarter	$2.60	$1.38
Fourth Quarter	$3.60	$1.75
Fiscal Year Ended December 31, 2012	$3.60	$0.95
2011
First Quarter	$1.62	$1.28
Second Quarter	$1.93	$1.27
Third Quarter	$1.59	$1.02
Fourth Quarter	$1.40	$0.92
Fiscal Year Ended December 31, 2011	$1.93	$0.92

The approximate number of holders of record of Common Stock as of March 23, 2013 was 65. The approximate number of beneficial holders of our Common Stock as of that date was approximately 800.

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

Overview

Innotrac, founded in 1984 and headquartered in Atlanta, Georgia, is an e-commerce provider integrating digital technology, order processing, fulfillment and customer support “contact” center services to support global brands of large corporations that outsource these functions. The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and one call center in seven cities spanning all time zones across the continental United States.

Prior to 2000, the Company was primarily focused on the telecommunications industry, with over 90% of its revenues being derived through this vertical.  Today, the Company primarily serves three lines of business, or industry verticals. This is a result of a significant effort made by the Company to diversify both its industry and client base over the past several years.  We classify those industry verticals as i) eCommerce/Direct to Consumer, ii) Direct Marketing, and iii) Business to Business and telecommunications.

During 2012, the company’s new business development accelerated with the addition of 10 new clients actively serviced during the year.  We have expected launch dates in 2013 for serveral clients committed to using Innotrac, and we are actively pursuing other prospects.  Additionally, some of our larger clients experienced an increase in volume in 2012 compared to 2011 and have indicated an expectation of continued volume growth in 2013.

Our business has a long selling cycle.  As a result of this selling cycle, new customers who committed to use Innotrac in late 2012 and early 2013 project service to begin in the late 2nd and 3rd quarter of 2013.  We experienced a growth of 25% in service revenues in 2012 compared to 2011.

Innotrac has more than twenty-seven years of experience as a provider of fulfillment services and recognizes the importance of maintaining sufficient capacity to support our clients’ seasonal needs as well as allow us to grow with new clients.  With no outstanding advances on our Credit Facility at December 31, 2012, we have the liquidity to increase our capacity as needed and to continue to invest in our business development activities in 2013.

Macro-Economic Factors

During 2012, the United States economy stabilized and grew slightly following a three year negative cycle.  eCommerce activity increased at a greater rate than the general economy and is expected to continue to grow in 2013, providing the potential opportunity for growth in our core business in the coming year.

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

Business Mix

The following table sets forth the percentage of revenues generated by the Company’s various business lines during 2012 and 2011:

Business Line/Vertical (1)	2012	2011
eCommerce/Direct to Consumer	76.6%	67.2%
Direct Marketing	13.7	18.1
B2B & Telecommunications	9.7	14.7
	100.0%	100.0%

(1)
The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2012 and 2011 based on the predominant category of the client’s revenues for the year ended 2012.

eCommerce/Direct-to-Consumer and Direct Marketing.  The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing clients which include such companies as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., Microsoft, Inc., Beachbody, LLC and Thane International.  Our revenues are a result of the number of orders and customer service calls received. Our client contracts generally do not guarantee volumes.  The percentage of our revenues attributable to our eCommerce and retail clients increased during 2012 as compared to 2011 as a result of the growth in their reported revenue during the same period having increased greater than our other client categories.  We expect this trend to continue as we anticipate more opportunities for new business in this line and expect a higher level of organic growth than our other consumer categories.

Business to Business (B2B) and Telecomunications.  The Company also provides services including customer and distributor communication programs, retailer product rework/finishing services and supplier/retailer compliance reporting for business-to-business (“B2B”) clients including NAPA, The Walt Disney Company, and Spanx.  The Company has historically been a major provider of fulfillment and customer support services to the telecommunications industry.  Consolidation in the industry at the product supply level and changes in the technology of delivery mediums used by the telecommunications industry since 2000 has resulted in a lesser concentration of our service revenues from this industry.  Accordingly, we now present our service revenue by customer vertical information with B2B services and telecommunications as a single segment.

Results of Operations

The following tables set forth summary operating data, expressed as dollars and a percentage of revenues, for the years ended December 31, 2012 and 2011.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation. However, the percentages below are calculated using the detailed information contained in the Consolidated Financial Statements and notes thereto.

	Thousands of Dollars Year Ended December 31,
	2012	2011
Service revenues	$94,006	$74,943
Freight revenues	13,688	9,741
Total revenues	107,694	84,684
Cost of service revenues	47,113	36,211
Freight expense	13,150	9,642
Selling, general and administrative	39,966	36,802
Depreciation and amortization	3,699	3,380
Operating income (loss)	3,766	(1,381)
Other expense	291	189
Income (loss) before taxes and noncontrolling interest in net loss	3,475	(1,540)
Income tax (provision) benefit	-	-
Noncontrolling interest in net loss	1	2
Net income (loss) attributable to Innotrac	$3,476	$(1,538)

	Percent of Total Revenues
	Year Ended December 31,
	2012	2011
Service revenues	87.3%	88.5%
Freight revenues	12.7	11.5
Total revenues	100.0	100.0
Cost of service revenues	43.8	42.7
Freight expense	12.2	11.4
Selling, general and administrative	37.1	43.5
Depreciation and amortization	3.4	4.0
Operating income (loss)	3.5	(1.6)
Other expense	0.3	0.2
Income (loss) before taxes and noncontrolling interest in net loss	3.2	(1.8)
Income tax (provision) benefit	-	-
Noncontrolling interest in net loss	-	-
Net income (loss) attributable to Innotrac	3.2%	(1.8)%

Service revenues. The Company’s service revenues increased 25.4% to $94.0 million for the year ended December 31, 2012 from $74.9 million for the year ended December 31, 2011. The $19.1 million increase in service revenues is primarily attributable to:
(i)	a $21.0 million increase in our eCommerce vertical primarily due to the addition of several new clients and increased volumes from existing clients,
(ii)	a $200,000 increase in revenues from our direct marketing vertical due to the addition of a new clients, offset by
(iii)	a $2.1 million decrease in revenues from our B2B and telecommunications clients due to a decrease in volumes.

Freight Revenues. The Company’s freight revenues increased $3.9 million or 40.5% to $13.7 million for the year ended December 31, 2012 from $9.7 million for the year ended December 31, 2011. The increase in freight revenues is primarily attributable to the addition of new eCommerce clients.  Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to pricing practices for direct freight costs.

Cost of Service Revenues.  The Company’s cost of service revenues, which include labor costs for the fulfillment and contact centers, telephone minute fees and packaging material costs, increased $10.9 million or 30.1% to $47.1 million for the year ended December 31, 2012 compared to $36.2 million for the year ended December 31, 2011.  Cost of service revenues as a percent of service revenues increased to 50.1% from 48.3% for the years ended December 31, 2012 and 2011, respectively.  The $10.9 million increase in cost of service revenues was primarily due to the combined effect of a change in the mix of revenues by client and new customer activity using a higher percentage of temporary labor.

Freight Expense.  The Company’s freight expense increased $3.5 million or 36.4% to $13.2 million for the year ended December 31, 2012 compared to $9.6 million for the year ended December 31, 2011 due to the increase in corresponding freight revenue as discussed above.

Selling, General and Administrative Expenses.  S, G & A expenses, which include facility and equipment costs, sales and marketing expenses, account services and information technology costs, management salaries and legal and accounting fees, increased $3.2 million or 8.6% to $40.0 million or 37.1% of revenues for the year ended December 31, 2012 compared to $36.8 million or 43.5 % of revenues for the year ended December 31, 2011.  The $3.2 million increase in expenses in 2012 as compared to 2011 was primarily attributable to a i) a $1.1 million increase in facility and facility management costs due to the addition of a new facility in Ohio and facility management to support several new clients; ii.) a $379,000 increase in information technology costs due to costs related to new client implementations; and iii) a net increase in all other SG&A costs of $1.7 million which includes increased sales commissions related to new clients and adjustments to the Company’s worker’s compensation claims reserve.   SG&A expenses as a percentage of total revenue decreased due to the growth in service revenue outpacing the increases in supporting SG&A expenses.

Depreciation and Amortization Expenses.   Depreciation and amortization expense increased to $3.7 million for the year ended December 31, 2012 from $3.4 million for the year ended December 31, 2011.  The increase in depreciation was due to $3.3 million expenditures supporting the opening of our Groveport, Ohio facility in May 2012 and $2.0 million in other asset additions across all facilities.

Income Taxes.  The Company’s effective tax rate for the years ended 2012 and 2011 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the income in the year ended December 31, 2012 and the loss from the year ended December 31, 2011 were offset by a corresponding decrease or increase respectively of the valuation allowance resulting in an effective tax rate of 0% for the years ended December 31, 2012 and December 31, 2011.  The existence of a net operating loss carryforward at December 31, 2012 means that income taxes associated with any potential taxable earnings for the year ended December 31, 2013 will be offset by a corresponding decrease of this valuation allowance, resulting in an expected effective tax rate of 0% for the year ended December 31, 2013 as well.

Liquidity and Capital Resources

Liquidity.  The Company funds its operations and capital expenditures primarily through cash flow from operations and borrowings under a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A. (the “Bank”).

The Company had cash and cash equivalents of approximately $4.0 million at December 31, 2012 and $3.3 million at December 31, 2011.  Additionally, at both December 31, 2012 and 2011, the Company had no borrowings under its Credit Facility.

During the year ended December 31, 2012, the Company generated $4.9 million in cash flow from operating activities compared to generating $5.7 million cash from operating activities in the year ended December 31, 2011.  The $881,000 decrease was primarily the result of the net change in all operating assets and liabilities using $2.5 million of cash for the year ended December 31, 2012 compared to providing $3.8 million during the same period in 2011, offset by the Company generating a net income of $3.5 million for the year ended December 31, 2012 compared to generating a net loss of $1.5 million in the same period in 2011.  The $6.3 million decrease in cash provided by operating assets and liabilities for the year ended December 31, 2012 compared to 2011 resulted mainly from the combined effect of i) $4.5 million decrease in cash provided by accounts receivable for the year ended December 31, 2012 compared to the same period in 2011 due to higher growth in revenue during 2012 compared to revenue growth in 2011, ii) $2.9 million greater decreases in inventory occurring in 2011 than in 2012 as a result of the end of an inventory buyback program in 2011 for a single client discussed below, and iii.) $710,000 greater decrease in long-term liabilities related to the impact of straight lining rent expense for our facilities and prepaid maintenance items, offset by a $2.0 million decrease in cash used in accounts payable and accrued expenses in 2012 compared to 2011.  The $2.0 million decrease in cash used for accounts payable and accrued expenses was primarily due to an overall increase in vendor payables balance outstanding as of December 31, 2012 due to an increase in temporary employees and amounts due other suppliers to support the increased volume in 2012.

We purchase inventory for two customers under contract terms that provide that the risk of inventory obsolescence remain with our customers.  During 2010, one such customer discontinued a specific business program and liquidated the inventory supporting that program.  This resulted in the customer repurchasing inventory from the Company at cost.  Upon buyback, there was no resulting revenue recorded in our operating results, consistent with past reporting by the Company.  In the last week of March 2011, we shipped $2.9 million of inventory under normal payment terms and in mid May 2011, the resulting accounts receivable was collected from the customer.

During the year ended December 31, 2012, net cash used in investing activities consisted mainly of capital expenditures of $5.3 million in 2012 compared to $2.4 million in 2011.  The $5.3 million of investing activities for year ended December 31, 2012 includes i) $3.3 million of purchased equipment for the build out of our new fulfillment center in Groveport, Ohio and ii) $2.0 million for all other capital expenditures.  The $2.4 million of investing activities for the year ended December 31, 2011 consisted mainly of capital expenditures for all facilities which is comparable to the $2.0 million spent in 2012 for capital expenditures excluding the Groveport facility.  As of December 31, 2012, the initial build out of the Groveport, Ohio facility was materially completed with the build out of the remaining 200,000 square feet of space planned for 2013 as new business needs dictate.

As of December 31, 2012 and December 31, 2011, there were no net borrowings under the line of credit and $1.6 million advanced under the Equipment Loan at December 31, 2012.  The average daily borrowings outstanding on the Credit Facility for the year ended December 31, 2012 and 2011 were $278,000 and $304,000, respectively.  The maximum borrowings outstanding on the Credit Facility for any one day during the year ended December 31, 2012 and 2011 were $2.4 million and $2.3 million, respectively.  During the year ended December 31, 2012 and 2011, the Company repaid $429,000 and $314,000 of principal outstanding on capital leases respectively.  Additionally, during the year ended December 31, 2012 and 2011, the Company incurred $37,000 and $34,000 of loan commitment fees as a result of the Third and Second Amendments to the Credit Agreement respectively.  In addition, during the year ended December 31, 2011, the Company received $17,000 from PVS related to their noncontrolling interest in Innotrac Europe.

The Company generated positive cash flows from operations in 2012 and 2011.  During the year ended December 31, 2012, the Company required advances followed by repayment of those advances from its Credit Facility with the Bank resulting in no amount outstanding on the Credit Facility by year end 2012 and 2011.  We experienced 25% growth in service revenues in 2012 compared to 2011 and expect continued growth in service revenues in 2013.  This past and anticipated growth will require us to increase our fulfillment capacity in 2013 by continuing to add equipment in the new Groveport facility and other capacity improvements in various facilities to meet our customer’s volume projections.  It is estimated that $2.5 million in capital purchases will be added during 2013 to support this growth.

The Company estimates that its cash and financing needs through 2013 will be met by its available cash at December 31, 2012, cash flows from operations, capital lease financing and availability from its Credit Facility.

Credit Facilities. On March 27, 2009, the Company entered into the Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with the Bank, which was subsequently amended several times.  The term of the Credit Facility has been extended through June 30, 2013 and the Bank maintains a security interest in all of the Company’s assets.

The Credit Facility had a maximum borrowing limit of $15.0 million at both December 31, 2012 and 2011(including the issuance of letters of credit up to $2.0 million in face value), but limits borrowings to a specified percentage of eligible accounts receivable and inventory.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  Although total advances under the Credit Facility cannot exceed the maximum borrowing limit of $15.0 million, the Credit Facility limits borrowings at any time to a specified percentage of eligible accounts receivable and inventory, together “Eligible Collateral”, which totaled $17.8 million at December 31, 2012.  The terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for letters of credit outstanding and general reserves be subtracted from the facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow under the line of credit.  The total collateral under the Credit Facility at December 31, 2012 amounted to $17.8 million, however borrowings were limited to the maximum borrowing limit of $15.0 million.  There were no borrowings outstanding under the Credit Facility at December 31, 2012 and the total value of reserves and letters of credit outstanding at that date totaled $2.8 million.  As a result, the Company had $12.2 million of borrowing availability under the revolving credit line at December 31, 2012.

On March 29, 2012, the Company entered into the Third Amendment to the Credit Facility which increased the Capital Expenditure limit for 2012 to $6.0 million and provided for a $1.8 million Equipment Loan (the Equipment Loan) to partially fund the purchase of equipment for the Groveport, Ohio facility.  Advances under the Equipment Loan have a five year repayment term through 60 equal $30,000 monthly payments which began on July 1, 2012.   Advances under the Equipment Loan are collateralized by specifically identified fulfillment equipment as valued by an independent appraiser which is reduced by an amount equal to the monthly repayment of the Equipment.

The Company has granted a security interest in all of its assets to the lender as collateral under the Credit Facility.  The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender, and allows the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, these amounts could be accelerated.  The Company was in compliance with all terms of the Credit Facility at December 31, 2012 and March 30, 2013.

For the year ended December 31, 2012, we incurred interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.33%.  For the year ended December 31, 2011, we paid interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.17%.  At December 31, 2012, the rate of interest being charged on the Credit Facility was 3.21%.  The average daily borrowings outstanding on the Credit Facility for the years ended December 31, 2012 and 2011 were $218,000 and $228,000, respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the years ended December 31, 2012 and 2011 were $2.4 million and $2.3 million, respectively.   The Company also incurred unused revolving Credit Facility fees of approximately $97,000 and $92,000 for the years ended December 31, 2012 and 2011, respectively.

Interest on borrowings pursuant to the Credit Facility is payable monthly at specified rates ranging from either the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or, at the Company's option, the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  The Company will pay a specified fee on undrawn amounts under the Credit Facility.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

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

As a result of the First, Second and Third Amendments, the significant covenants and terms of the Credit Facility are presented below for the periods identified:

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

The Third Amendment provided for the following specific changes to the terms of the Credit Facility:

a.
the Credit Facility will provide for a $1.8 million 5 year term loan to be funded in the second quarter of 2012 (the “Term Loan”) proceeds of which would be used to partially pay for the equipment expansion in the Company’s new Groveport, Ohio facility.  The Term Loan will be included under the Credit Facility’s $15.0 million total borrowing limit;

b.	the capital expenditure limit for the year 2012 will be increased to $6.0 million to allow for the total expansion cost of the new Groveport, Ohio facility;
c.
the excess availability block (the Availability Block), representing the amount of collateral held by the Company before any advances can be made on the Credit Facility, will range from $4.0 million to $2.5 million depending upon the company obtaining specific fixed charge ratio values; and

d.
monthly and cumulative loss covenants for the months of January and February 2012 would remain as determined in the Second Amendment, however after February 2012, monthly and cumulative loss covenants would no longer be required.

As a result of the Third Amendment to the Credit Facility, effective March 29, 2012, the financial covenants and additional terms of the credit facility for periods after December 31, 2011 are as follows:

i)	an annual capital expenditure limit of $6.0 million for 2012.
ii)	an Availability Block of $3.0 million from January 1, 2012 to March 29, 2012 when the Third Amendment was signed,
iii)
after March 29, 2012 an Availability Block of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months.,

iv)
a $1.8 million 5 year equipment term loan, to be repaid in 60 equal monthly installments, included within the $15.0 million Credit Facility limit at an annual at an annual rate of interest charged on amounts outstanding of the LIBOR Rate (as defined in the Credit Facility) plus 4.0% was provided for and advanced on at the end of June, 2012,

v)
the assets of the Company included in the collateral supporting the Credit Facility was increased to include up to $1.8 million in value as determined by an independent appraisal of specific fulfillment equipment which amount of collateral is reduced by an amount equal to each of the monthly installments made on the Equipment Loan as those installments are paid; and

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

We were in compliance with all financial covenants of the Credit Facility at December 31, 2012 and February 28, 2013. We expect the Company’s existing cash on-hand, projected cash flows from operations and availability under the Credit Facility and our expected terms of a new credit facility after June 30, 2013 will satisfy our cash and financing needs for at least the next twelve months.

Since the Credit Facility matures on June 30, 2013, the Company has entered into discussions with several banks including Wells Fargo NA to secure a bank facility beyond that date.  As a result of those discussions, the Company expects to be able to secure a new facility at terms at least as favorable as the existing Credit Facility.

Contractual Obligations.  The Company’s primary long-term contractual commitments consist of operating leases and capital leases.  As of December 31, 2012, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  In addition, as of December 31, 2012, the Company did not participate in any guarantees of other entities’ obligations, structured finance arrangements, synthetic leases, repurchase obligations or similar commercial or financing commitments.

The following table sets forth the Company’s contractual commitments by period. For additional information, see Notes 4 and 5 to the Financial Statements (in 000’s).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$29,862	$10,010	$13,309	$4,882	$1,661
Equipment Loan	$1,620	$360	$1,080	$180	-
Capital Leases	$1,073	$493	$580	$-	$-
Line of Credit (1)	$-	$-	$-	$-	$-

(1)	The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the lender and allow the lender to declare any outstanding borrowing amounts to be immediately due and payable as a result of noncompliance with any of the covenants. Accordingly, in the event of noncompliance, these amounts could be accelerated. For additional information, including information regarding the interest related to the revolving line of credit, see Note 4 of the Consolidated Financial Statements.

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

Revenue Recognition. Innotrac derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Innotrac's fulfillment services operations record revenue at the conclusion of the material selection, packaging and upon completion of the shipping process. The shipping is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier.  Innotrac's contact center services business recognizes revenue according to written pricing agreements based on number of calls, minutes or hourly rate basis. All other revenues are recognized as services are rendered. As required by the consensus reached in ASC topic No. 605 – Revenue Recognition, 1)  revenues have been recorded net of the cost of the goods for all fee-for-service clients and 2)  the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue.  For two clients we purchase their product from our client’s vendor under agreements that require our clients to buy the product back from us at original cost when we ship the product to our client’s end consumer or after a period of time if the product has not been shipped from our fulfillment centers.  The value of these products is repaid to us at the same amount as we paid for them and no service fees are generated on the products.  We net the value of the purchase against the reimbursement from our customer with a resulting zero value in our reported revenue and costs of revenue.

Reserve for Uncollectible Accounts.  The Company makes estimates each reporting period associated with its reserve for uncollectible accounts.  These estimates are based on the aging of the receivables and known specific facts and circumstances.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2012 is $22.3 million.  This deferred tax asset was generated primarily by net operating loss carryforwards created in prior years and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has a net operating loss carryforward of $52.1 million at December 31, 2012 that expires between 2021 and 2032.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $20.3 million and $21.8 million has been recorded as of December 31, 2012 and 2011, respectively against net deferred tax assets. Income taxes associated with future earnings may be offset by a reduction in the valuation allowance in that future year.  For the year ended December 31, 2012, the deferred income tax provision of $1.5 million was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

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

In June 2011, the FASB issued ASU 2011-05, (Topic 220) - Comprehensive Income:  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company adopted these provisions in the first quarter of 2012 but has not presented a separate statement of comprehensive income since the Company has only immaterial other comprehensive income amounts. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 to Topic 220 - Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed above, so that entities have not been required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While this ASU is in effect, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company adopted these provisions in the first quarter of 2012. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

In February 2013, the FASB issued ASU 2013-02 to Topic 220 - Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in this ASU require additional disclosure on the face of financial statements or in the notes to the financial statements, depending on materiality, for amounts reclassified out of accumulated other comprehensive income by component.  This ASU supersedes certain presentation requirements of ASU No. 2011-05 and ASU 2011-12 to topic 220.  This amendment to this ASU was effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company adopted these provisions in the fourth quarter of 2012. Adoption of this provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments and does not currently plan to employ them in the future. During the year ended December 31, 2011, the Company did not transact any sales in foreign currency.  The first revenues recorded for Innotrac Europe occurred in the first quarter ended March 31, 2012.  The total value of revenues recorded for Innotrac Europe were less than 1.5% of the total revenue for the Company for the year ended December 31, 2012.  To the extent that the Company has borrowings outstanding under its credit facility the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 5 to the Consolidated Financial Statements, and the Company has no long-term purchase commitments.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Innotrac Corporation:

We have audited the accompanying consolidated balance sheets of Innotrac Corporation (a Georgia corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innotrac Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 28, 2013

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in 000’s)

	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$4,005	$3,283
Accounts receivable, net of allowance of $136 (2012) and $97 (2011)	23,216	16,977
Inventories, net	740	743
Prepaid expenses and other	1,107	1,066
Total current assets	29,068	22,069

Property and equipment:
Computers, machinery and equipment	42,877	39,425
Furniture, fixtures and leasehold improvements	10,055	8,557
	52,932	47,982
Less accumulated depreciation and amortization	(39,089)	(36,809)
	13,843	11,173

Other assets, net	1,281	1,100
Total assets	$44,192	$34,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,409	$7,914
Line of credit	-	-
Accrued salaries	2,854	1,669
Equipment lease payable	421	281
Accrued expenses and other Equipment loan	3,088 1,620	2,534 -
Total current liabilities	18,392	12,398

Noncurrent liabilities:
Deferred compensation	837	735
Equipment lease payable	544	251
Other noncurrent liabilities	963	1,142
Total noncurrent liabilities	2,344	2,128

Commitments and contingencies (see Notes 5 and 6)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized,
$0.10 par value, no shares outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value,
13,155,440 shares issued and outstanding 2012
13,035,440 shares issued and outstanding 2011	1,316	1,304
Additional paid-in capital	66,784	66,632
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(44,656)	(48,132)
Total Innotrac shareholders’ equity	23,442	19,801
Noncontrolling interest	14	15
Total equity	23,456	19,816
Total liabilities and equity	$44,192	$34,342
The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in 000’s, except per share data)

	Year Ended December 31,
	2012	2011

Service revenues	$94,006	$74,943
Freight revenues	13,688	9,741
Total revenues	107,694	84,684

Cost of service revenues	47,113	36,211
Freight expense	13,150	9,642
Selling, general and administrative	39,966	36,802
Depreciation and amortization	3,699	3,380
Total operating expenses	103,928	86,035
Operating income (loss)	3,766	(1,351)
Other expense:
Interest expense	292	186
Other (income) expense	(1)	3
Total other expense	291	189

Income (loss) before income taxes and noncontrolling interest in net loss	3,475	(1,540)
Income taxes	-	-
Net income (loss)	3,475	(1,540)
Noncontrolling interest in net loss	1	2
Net income (loss) attributable to Innotrac	$3,476	$(1,538)

Income (loss) per share:
Basic	$0.27	$(0.12)
Diluted	$0.27	$(0.12)

Weighted average shares outstanding:
Basic	13,063	12,940
Diluted	13,063	12,940

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and number of shares in 000's)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid – in Capital	Comprehensive Loss	Accumulated Deficit		Total Equity of Innotrac	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	12,861	$1,286	$66,609	$-	$	(46,596)	$21,299	$-	$21,299
Restricted stock compensation expense	174	18	21	-		-	39	-	39
Stock option compensation expense	-	-	2	-		-	2	-	2
Noncontrolling interest in subsidiary	-	-	-	-		2	2	17	19
Foreign currency translation adjustment in subsidiary	-	-	-	(3)		-	(3)	-	(3)
Net loss	-	-	-	-		(1,538)	(1,538)	(2)	(1,540)
Balance at December 31, 2011	13,035	$1,304	$66,632	$(3)		$(48,132)	$19,801	$15	$19,816
Restricted stock compensation expense	120	12	152	-		-	164	-	164
Foreign currency translation adjustment in subsidiary	-	-	-	1		-	1	-	1
Net income	-	-	-	-		3,476	3,476	(1)	3,475
Balance at December 31, 2012	13,155	$1,316	$66,784	$(2)		$(44,656)	$23,442	$14	$23,456

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in 000’s)

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$3,475	$(1,540)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	3,699	3,380
Provision for bad debts	49	43
Loss (gain) on disposal of fixed assets	4	(15)
Stock compensation expense-stock options	-	2
Stock compensation expense-restricted stock	164	39
Changes in operating assets and liabilities:
Accounts receivable, gross	(6,288)	(1,741)
Inventory	3	2,883
Prepaid expenses and other assets	(7)	116
Long-term assets	(68)	10
Accounts payable	2,275	1,649
Accrued expenses, accrued salaries and other	1,740	391
Long-term liabilities	(178)	532
Net cash provided by operating activities	4,868	5,749

Cash flows from investing activities:
Capital expenditures	(5,292)	(2,389)
Proceeds from disposition of assets	1	26
Net change in noncurrent assets and liabilities	(9)	(10)
Net cash used in investing activities	(5,300)	(2,373)

Cash flows from financing activities:
Net activity under line of credit	-	-
Borrowings on equipment loan	1,800	-
Payments on equipment loan	(180)	-
Capital lease payments	(429)	(314)
Contribution from noncontrolling interest	-	17
Loan commitment fees	(37)	(34)
Net cash provided by (used in) financing activities	1,154	(331)
Net increase in cash and cash equivalents	722	3,045

Cash and cash equivalents, beginning of period	3,283	238

Cash and cash equivalents, end of period	$4,005	$3,283

Supplemental cash flow disclosures:
Cash paid for interest	$207	$126
Cash paid for state income taxes	$8	$29
Non-cash investing and financing activities: Capital lease obligation for computer and warehouse equipment purchased	$862	$451
Capital expenditures in accounts payable	$219	$345

The accompanying notes are an integral part of these consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.  ORGANIZATION

Innotrac Corporation (“Innotrac” or the “Company”), a Georgia corporation, provides order processing, order fulfillment and customer support “contact” center services. The Company offers inventory management, inbound call center, pick/pack/ship services, order tracking, transaction processing and returns handling from its leased facilities in Atlanta, Georgia; Pueblo, Colorado; Reno, Nevada; Bolingbrook, Illinois; Hebron, Kentucky; Columbus Ohio and Groveport, Ohio.

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

Foreign Currency Translation.  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 -  Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment.  Foreign currency translation adjustments were immaterial during the years ended December 31, 2012 and 2011.

Gains and losses that result from foreign currency transactions are included in the “other expense” line in the consolidated statements of operations.  For the years ended December 31, 2012 and 2011, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Customer Concentration. Except for one major client, from whom 25% of total revenues were derived in 2012 and 26% of total revenues were derived in 2011, and two other smaller clients who represented 13% and 10% of total revenues in 2012 and 12% and 10% of total revenues in 2011, no other single customer provided more than 10% of revenues during these years.  As of December 31, 2012, these three clients represented approximately 20%, 8% and 10% of total accounts receivable. As of December 31, 2011 these three clients represented approximately 20%, 11% and 14% of total accounts receivable.  For both the years ended December 31, 2012 and 2011, our ten largest customers represented 77% of our total revenues.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs developed using the Company’s estimates and assumptions which reflect those that the market participants would use.

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying value of our cash, accounts receivable, accounts payable and other debt instruments approximates fair value because of the short maturity of these instruments.  The interest rate on the debt instruments is equal to the market rate for such instruments of similar duration and credit quality.

	As of December 31, 2012
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$837	$-	$-	$837

Total	$837	$-	$-	$837

	As of December 31, 2011
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$735	$-	$-	$735
Total	$735	$-	$-	$735

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

There were no significant transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the years ended December 31, 2012 and 2011.

All transfers, if any, are recognized by the Company at the end of each reporting period.

Transfers between Levels 1 and 2 generally relate to whether a market becomes active or inactive. Transfers between Levels 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurement in their entirety.

Inventories.  Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  Substantially all inventory at December 31, 2012 and 2011 is for the account of a single client who has indemnified the Company from substantially all risk associated with such inventory.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is determined using straight-line methods over the following estimated useful lives:

Computers and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	7-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease.  Depreciation and amortization expense for the years ended December 31, 2012 and 2011 for all property and equipment, including capital leases, was $3.7 million and $3.4 million respectively.  Computers, machinery and equipment include capital leases of $2.1 million and $1.3 million at December 31, 2012 and 2011, respectively.  Accumulated depreciation includes $798,000 at December 31, 2012 and $447,000 at December 31, 2011 related to capital leases.   Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment would be measured based on a projected cash flow model. If the projected undiscounted future cash flows for the asset are not in excess of the carrying value of the related asset, the impairment would be determined based upon the excess of the carrying value of the asset over the projected discounted future cash flows for the asset.  During the years ended December 31, 2012 and 2011, there was no impairment of long-lived assets.

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  A full valuation allowance has been recorded against deferred tax assets at December 31, 2012 and 2011 (see Note 7).

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

Recent Accounting Pronouncements.

In May 2011, the FASB issued ASU 2011-04 to Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS which provides guidance for required disclosure on fair value measurements, including a consistent meaning of the term “fair value”, thereby facilitating greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment was adopted prospectively in the quarter ended March 31, 2012 and did not have any impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, (Topic 220) - Comprehensive Income:  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company adopted these provisions in the first quarter of 2012 but has not presented a separate statement of comprehensive income since the Company has only immaterial other comprehensive income amounts. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 to Topic 220 - Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed above, so that entities have not been required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While this ASU amendment is in effect, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company adopted these provisions in the first quarter of 2012. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

In February 2013, the FASB issued ASU 2013-02 to Topic 220 - Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in this ASU require additional disclosure on the face of financial statements or in the notes to the financial statements, depending on materiality, for amounts reclassified out of accumulated other comprehensive income by component.  This ASU supersedes certain presentation requirements of ASU No. 2011-05 and ASU 2011-12 to topic 220.  This amendment to this ASU was effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company adopted these provisions in the fourth quarter of 2012. Adoption of this provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

3.           ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to our customers without requiring collateral.  The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.  Accounts receivable were composed of the following at December 31, 2012 and 2011 (in 000’s):

	2012	2011

Billed receivables	$22,292	$16,564
Unbilled receivables	1,060	510
	23,352	17,074
Less: Allowance for doubtful accounts	(136)	(97)
	$23,216	$16,977

Changes in the allowance for doubtful accounts were composed of the following during the twelve months ended December 31, 2012 and 2011 (in 000’s):

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in 000’s)
Allowance for doubtful accounts
Year ended December 31,
2012	$97	$49	$-	$(10)	$136
2011	$242	$43	$-	$(188)	$97

4.           FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wells Fargo, N.A., (the “Credit Facility”) which had a maximum borrowing limit of $15.0 million at December 31, 2012 and 2011.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Facility has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012 respectively.  The amended Credit Facility includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance on December 31, 2012 or December 31, 2011 under the Credit Facility.

Since the Credit Facility matures on June 30, 2013.  The Company has entered into discussions with several banks including Wells Fargo NA to secure a bank facility beyond that date.  As a result of those discussions, the Company expects to be able to secure a new facility at terms at least as favorable as the existing Credit Facility.

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

The 2009 Credit Facility contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, and as revised by the Second Amendment monthly and cumulative (loss) or profit limits for periods through the effective date of the Third Amendment.  The Second Amendment provided for a determination in March of 2012 of specific financial covenants based on the financial projections of the Company for the business periods following March 31, 2012.  The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of December 31, 2012, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, together “Eligible Collateral”, which totaled $17.8 million at December 31, 2012.  Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for letters of credit outstanding and general reserves be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.  The total collateral under the Credit Facility at December 31, 2012 amounted to $17.8 million, however borrowings were limited to the maximum borrowing limit of $15.0 million.  At December 31, 2012, there were no borrowings outstanding under the Credit Facility, however, the value of reserves and letters of credit outstanding totaled $2.8 million.  As a result, the Company had $12.2 million of borrowing availability under the Credit Facility at December 31, 2012.

As a result of the Third Amendment to the Credit Facility, effective March 29, 2012, the financial covenants and additional terms of the credit facility for periods after December 31, 2011 are as follows:

i)	an annual capital expenditure limit of $6.0 million for 2012,
ii)	an Availability Block of $3.0 million from January 1, 2012 to March 29, 2012 when the Third Amendment became effective,
iii)
after March 29, 2012 an Availability Block of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months,

iv)
a $1.8 million 5 year term loan, to be repaid in 60 equal monthly installments, included within the $15.0 million Credit Facility limit at an annual rate of interest charged on amounts outstanding of the LIBOR Rate (as defined in the Credit Facility) plus 4.0% was provided for and advanced on at the end of June, 2012,

v)
the assets of the Company included in the collateral supporting the Credit Facility was increased to include up to $1.8 million in value as determined by an independent appraisal of specific fulfillment equipment which amount of collateral is reduced by an amount equal to each of the monthly installments made on the Equipment Loan (Note 5) as those installments are paid; and

vi)	maximum monthly (loss) limits of ($382,000) for the months of January 2012 and February 2012, after which periods the maximum monthly (loss) covenant will be removed.

At December 31, 2012, the outstanding balance of the Equipment Loan and related collateral of fulfillment equipment was $1.6 million, and the Availability Block was $2.5 million.

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

For the year ended December 31, 2012, we recorded interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.3%.  The rate of interest being charged on the Credit Facility at December 31, 2012 was 3.2%.  The average daily borrowings outstanding on the Credit Facility for the years ended December 31, 2012 and 2011 were $218,000 and $228,000 respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the years ended December 31, 2012 and 2011 were $2.4 million and $2.3 million respectively.  For the year ended December 31, 2011, we recorded interest expense of $7,000 on the Credit Facility at a weighted average interest rate of 3.17%.  The Company also incurred unused Credit Facility fees of approximately $97,000 and $92,000 for the years ended December 31, 2012 and 2011, respectively.  Additionally, the Company reported $80,000 and $62,000 of amortized loan costs as interest expense during the year ended December 31, 2012 and 2011, respectively.

5.           EQUIPMENT LOAN AND LEASES

Equipment Loan.  Innotrac entered into a five year $1.8 million dollar equipment loan in June 2012.  The equipment loan as described in Note 4 Financing Obligations to these consolidated financial statements is within the $15.0 million borrowing limit of the Credit Facility and is collaterized by specifically identified fulfillment equipment as valued by an independent appraiser.  The Equipment Loan has a five year repayment term and will be paid back in 60 equal $30,000 monthly payments with an equal offsetting monthly reduction in the value of the selected fulfillment equipment included as collateral under the Credit Facility. This loan is subject to renewal with the Credit Facility at June 30, 2013 and as a result is classified as a current liability in the accompanying consolidated balance sheets.  Future payments under the Equipment loan as of December 31, 2012 are as follows:

Equipment Loan
2013	$360
2014	360
2015	360
2016	360
2017	180
Total payments due after December 31, 2012	$1,620

Equipment Leases.  Innotrac has entered into various capital leases for warehouse and computer equipment.  The amortization of these assets is included in depreciation and amortization expense.  Aggregate future minimum lease payments under these noncancellable capital leases as of December 31, 2012 are as follows (in 000’s):

Capital Leases
2013	$493
2014	436
2015	144
1,073
Less amounts representing interest and taxes	(108)
Present value of future minimum lease payments	965
Less current portion	(421)
Capital lease obligations, net of current portion	$544

Operating Leases.  Innotrac leases office and warehouse space and equipment under various operating leases. The primary office and warehouse operating leases provide for escalating payments over the lease term. Innotrac recognizes rent expense on a straight-line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases with original periods in excess of one year as of December 31, 2012 are as follows (in 000’s):

Operating Leases
2013	$10,010
2014	8,103
2015	5,206
2016	3.623
2017	1,259
Thereafter	1,661
Total minimum lease payments	$29,862

Rent expense under all operating leases totaled approximately $9.5 million during both years ended December 31, 2012 and 2011.

6.           COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

7.           INCOME TAXES

Details of the income tax benefit (provision) for the years ended December 31, 2012 and 2011 are as follows (in 000’s):

	2012	2011
Current tax expense	$-	$-
Deferred tax expense (benefit)	1,519	(536)
Change in valuation allowance	(1,519)	536
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in 000’s):

	2012	2011

Deferred tax assets:
Net operating loss carryforwards and credits	$18,955	$18,985
Allowance for doubtful accounts	49	35
Accruals	687	647
Goodwill	2,339	3,045
Other	295	241
Gross deferred tax assets	22,325	22,953
Less valuation allowance	(20,319)	(21,839)
Gross deferred tax assets net of valuation allowance	2,006	1,114

Deferred tax liabilities:
Depreciation	(2,006)	(1,114)
Gross deferred tax liabilities	(2,006)	(1,114)
Net deferred taxes	$-	$-

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of December 31, 2012 is approximately $22.3 million. This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years and the goodwill impairment charge of $25.2 million recorded in 2009.  Innotrac has a net operating loss carryforwards of $52.1 million at December 31, 2012 that expire between 2021 and 2032.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $20.3 million and $21.8 million has been recorded as of December 31, 2012 and 2011, respectively. Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the year ended December 31, 2012, the income tax provision of $1.5 million was offset by a corresponding decrease in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The tax years that are open for audit are 2001-2007, and 2009-2012.  There are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at December 31, 2012 and 2011.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of December 31, 2012 and 2011, we have no accrued interest or penalties related to uncertain tax positions.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Statutory federal income tax (benefit) expense	$1,181	$(531)
Expired state tax credits	31	-
State income taxes, net of federal effect	66	(42)
Permanent book-tax differences	48	28
Rate adjustment for change in state rate	61	-
State NOL true-up	136	-
Other	(4)	9
Valuation allowance for deferred tax assets	(1,519)	536
Income tax provision (benefit)	$-	$-

8.           EARNINGS PER SHARE

The following table shows the shares used  in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share, (in 000’s):

	2012	2011
Diluted earnings per share: Weighted average shares outstanding	13,063	12,940
Employee and director stock options	-	-
Weighted average shares assuming dilution	13,063	12,940

Options to purchase 351,000 shares of the Company’s common stock outstanding at December 31, 2012 and options to purchase 520,000 shares of the Company’s common stock at December 31, 2011 were not included in the computation of diluted EPS because their effect was anti-dilutive.

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we have included 820,637 restricted shares in our calculation of basic and diluted EPS for the year ended December 31, 2012.  For the year ended December 31, 2011, we included 700,637 of restricted shares in our calculation of basic and diluted EPS.

9.           EMPLOYEE RETIREMENT PLANS

Innotrac employees may participate in a 401(k) defined contribution plan. The plan covers all employees who have at least six months of service and are 18 years of age or older.  Participants may elect to defer up to 15% of compensation up to a maximum amount determined annually pursuant to IRS regulations.  Innotrac’s current policy is to provide matching employer contributions equal to 5% of contributions for less than four years of service and 10% of contributions for over four years of service.  Total matching contributions made to the plan and charged to expense by Innotrac for the years ended December 31, 2012 and 2011 were approximately $46,000 and $32,000, respectively.

The Company has an executive deferred compensation plan, a Rabbi Trust, for certain employees, as designated by the Company’s Board of Directors. Participants may elect to defer up to 30% of compensation. Innotrac’s policy is to provide matching employer contributions ranging from 20% to 100% of employee contributions based on years of service.  However, this match was suspended since 2008.  The Company invests all contributions in employee-directed marketable equity securities which are recorded at quoted market prices on the accompanying balance sheet (in other assets with an equal value in deferred compensation liability) and aggregated $837,000 and $735,000 at December 31, 2012 and 2011, respectively. The monies invested in the plan and held by the Rabbi Trust are subject to general creditors of the Company in the event of a Company bankruptcy filing.

10.           STOCK BASED COMPENSATION

Stock Options.  The Company has adopted three stock option plans: the 1997 Stock Option Plan (the “1997 Plan”), the 2000 Stock Option and Incentive Award Plan (the “2000 Plan”) and the 2010 Innotrac Stock Award Plan (the “2010 Plan” and the three plans together “The Plans”).  The Plans provide key employees, officers, directors, contractors and consultants an opportunity to own shares of common stock of the Company and to provide incentives for such persons to promote the financial success of the Company.  Awards under The Plans may be structured in a variety of ways, including as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, as amended, non-qualified stock options, restricted stock awards, and stock appreciation rights (“SARs”).  Incentive stock options may be granted only to full-time employees (including officers) of the Company.  Non-qualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors, contractors and consultants.  In November 2007, the 1997 Plan expired and in March 2010, the 2000 Plan expired.  The 2010 Plan provides for the issuance of an aggregate 1,200,000 shares of the Company’s Common Stock, plus any shares that are subject to outstanding grants under the terminated Innotrac Corporation 2000 Stock Option and Incentive Award Plan, which expire, are forfeited or otherwise terminate without delivery of shares. At December 31, 2012, there were 1,149,750 shares available to be issued under the 2010 Plan.

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

A summary of the options outstanding and exercisable by price range as of December 31, 2012 is as follows (shares in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.77 - $3.54	60	4.35	$2.70	60	$2.70	4.35
$3.54 - $5.31	291	2.53	4.56	291	4.56	2.53
	351	2.84	$4.24	351	$4.24	2.84

A summary of activity in the Company’s three stock option plans is as follows (shares in 000’s):

	Shares	Weighted Average Price
Outstanding at December 31, 2010	761	$4.08
Granted	-	-
Exercised	-	-
Expired	241	4.33
Forfeited	-	-
Outstanding at December 31, 2011	520	$3.97
Granted	-	-
Exercised	-	-
Expired	169	3.40
Forfeited	-	-
Outstanding and exercisable at December 31, 2012	351	$4.24

The Company did not issue any options during 2012 and 2011.  When the Company issues options, the Black-Sholes pricing model is used to value stock options at issuance date.  Stock option grants generally have a contractual term of 10 years.  No options vested during 2012, and the grant date fair value of options vesting in 2011 was $44,000.  The aggregate intrinsic value of stock options outstanding at December 31, 2012 was $21,000.  The Company recorded no expense related to stock options in 2012 due to all outstanding stock options having become fully vested in the second quarter of 2011.  We recognized approximately $2,000 of compensation expense relating to our stock option grants in 2011.  As of December 31, 2012, there was no amount of unrecognized compensation expense related to non-vested stock options.

Restricted Stock. Restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan. Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control or on specific vesting dates. On April 16, 2007, 265,956 shares of restricted stock were issued to certain executives under the terms provided in the 2000 Plan.  The grant date fair value of this award was $2.82 per share.  On March 29, 2010, 260,000 restricted shares were issued to certain executives and the Board of Directors under the terms provided in the 2010 Plan which plan was ratified on June 2, 2010 at the Company’s 2010 annual meeting.  The grant date fair value of this award was $1.64 per share.  On June 10, 2011, 310,000 shares of restricted stock were issued to certain executives and the Board of Directors under the terms provided in the 2010 Plan.  On August 31, 2012, 145,000 shares of restricted stock were issued to certain executive and the Board of Directors under the terms provided in the 2010 Plan.  The vesting period for all restricted shares issued prior to June 2012 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  Vesting for restricted shares issued to employees in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  The vesting period for restricted shares issued to Directors of the Company beginning in June 2012 follows the same schedule of 25% on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

A summary of restricted stock activity during the years ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	525,956	$2.24
Granted	310,000	1.70
Vested	(13,333)	1.70
Forfeited	(135,319)	2.54
Non-vested at December 31, 2011	687,304	2.09
Granted	145,000	1.50
Vested	(23,333)	2.63
Forfeited	(25,000)	1.70
Non-vested at December 31, 2012	783,971	$2.12

We recognized approximately $164,000 and $39,000 of compensation expense relating to our restricted stock grants in 2012 and 2011, respectively.  As of December 31, 2012, there was approximately $1.0 million of unrecognized compensation expense related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of 7.2 years.

11.           RELATED PARTY TRANSACTIONS

Policy on Related Party Transactions

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

Certain Related Party Transactions

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage.  The Company paid approximately $224,000 and $201,000 for the years ended December 31, 2012 and 2011, respectively.  In August 2012, the Company made $367,000 in improvements to the aircraft which will be depreciated over the ten year term of the lease.  Under the terms of the airplane lease between the Company and the Chairman and Chief Executive Officer, i) should the airplane not be made available for use as required by the Company, the Chief Executive Officer will reimburse the Company for the undepreciated portion of the improvements, and ii) if the Company should cancel the lease of the aircraft before its contract term ending in August 2022, the Company would not require the Chief Executive to reimburse the Company for the undepreciated portion of the improvements.

In 2003, the Company and the IPOF Group (consisting of IPOF Fund, LP and its general partner, David Dadante), which as of December 31, 2012 beneficially owned approximately 4.3 million shares of Common Stock, entered into an amended Agreement to permit the IPOF Group to acquire up to 40% of the Common Stock on the terms set forth in that Agreement without becoming an “Acquiring Person” under the Company’s Rights Agreement with SunTrust Bank.  The Agreement with the IPOF Group contains various restrictions on the IPOF’s Group right to vote and take certain other shareholder actions.  Among these restrictions, the IPOF Group agreed to vote all shares in excess of 15% proportionately with vote(s) cast by the other shareholders of the Company and not seek to place a representative on the Company’s Board or seek to remove any member of the Board.   The IPOF Group further acknowledged that it is an “affiliate,” as defined under applicable federal securities law.

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

The United States District Court in Cleveland, Ohio has appointed a receiver to identify and administer the assets of the IPOF Fund, L.P. and its general partner, Mr. David Dadante.  Based on information from the receiver, the Company understands that the Fund and Mr. Dadante own 4,321,777 shares of common stock of the Company, representing approximately 33.1% of the total shares outstanding, all of which are held as collateral in margin accounts maintained at several financial institutions.  The Company continues to engage in discussions from time to time with the receiver in an effort to cause the shares to be sold in a manner that causes as little disruption to the market for Company stock as possible.  The Federal Court has indefinitely restricted the financial institutions holding Company stock owned by the IPOF Fund and Mr. Dadante in margin accounts from selling any of these shares.  The court has permitted open market sales by the receiver as he may in his sole discretion determine to be consistent with his duty to maximize the value of the assets of IPOF Fund, and as warranted by market conditions.  The receiver has indicated to the Company that he does not intend to direct any open market sales during this period except in circumstances in which he believes that there would be no material adverse impact on the market price for the Company’s shares.

12.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(000’s, except per share data)	First	Second	Third	Fourth

2012 Quarters:
Revenues, net	$24,170	$22,946	$25,694	$34,884
Operating income (loss)	497	512	1,194	1,563
Net income (loss)	445	441	1,105	1,485
Net income (loss) per share-basic	0.03	0.03	0.08	0.11
Net income (loss) per share-diluted	0.03	0.03	0.08	0.11

2011 Quarters:
Revenues, net	$20,969	$18,614	$19.517	$25,584
Operating income (loss)	(480)	(768)	(446)	343
Net income (loss)	(526)	(816)	(490)	294
Net income (loss) per share-basic	(0.04)	(0.06)	(0.04)	0.02
Net income (loss) per share-diluted	$(0.04)	$(0.06)	$(0.04)	$0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012.   Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Accounting Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that assessment, the Chief Executive Officer and Accounting Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC for small companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 contained under the headings “Voting Securities and Principal Shareholders” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 contained under the headings “Board Matters” and “Related Person Transactions” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

The following financial statements and notes thereto are included in Item 8 of this Report.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012 and 2011
Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

101*
The following financial information from Innotrac Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii)  Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, and 2011 and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2013.

INNOTRAC CORPORATION

/s/ Scott D. Dorfman
Scott D. Dorfman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28th day of March, 2013.

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

Signature	Title
/s/ Scott D. Dorfman	Chairman of the Board, President and Chief Executive
Scott D. Dorfman	Officer (Principal Executive Officer)
/s/ Christine A. Herren	Chief Accounting Officer (Principal Accounting Officer)
Christine A. Herren
/s/ Thomas J. Marano	Director
Thomas J. Marano
/s/ Bruce V. Benator	Director
Bruce V. Benator
/s/ James W. Childs	Director
James W. Childs
/s/ Joel E. Marks	Director
Joel E. Marks