Form 10-Q
period 2013-03-31
INNOTRAC CORP
filed 2013-05-13
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 13, 2013

Common Stock $.10 par value per share	13,245,440 Shares (includes 910,637 restricted shares)

INNOTRAC CORPORATION

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements:	2

	Condensed Consolidated Balance Sheets at
	March 31, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24

Item 4.	Controls and Procedures	24

Part II. Other Information

Item 6.	Exhibits	25

Signatures		26

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$4,197	$4,005
Accounts receivable (net of allowance for doubtful accounts of $108 at March 31, 2013 and $136 at December 31, 2012)	20,001	23,216
Inventories, net	861	740
Prepaid expenses and other	1,139	1,107
Total current assets	26,198	29,068

Property and equipment:

Computers, machinery and equipment	43,812	42,877
Furniture, fixtures and leasehold improvements	10,137	10,055
	53,949	52,932
Less accumulated depreciation and amortization	(40,039)	(39,089)
	13,910	13,843

Other assets, net	1,347	1,281

Total assets	$41,455	$44,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,469	$10,409
Line of credit	-	-
Accrued salaries	1,862	2,854
Equipment lease payable	443	421
Accrued expenses and other	3,365	3,088
Equipment loan	1,530	1,620
Total current liabilities	14,669	18,392

Noncurrent liabilities:
Deferred compensation	894	837
Equipment lease payable, net	508	544
Other noncurrent liabilities	868	963
Total noncurrent liabilities	2,270	2,344

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,245,440 shares issued and outstanding at March 31, 2013 13,155,440 shares issued and outstanding at December 31, 2012	1,325	1,316
Additional paid-in capital	66,822	66,784
Accumulated other comprehensive loss	(3)	(2)
Accumulated deficit	(43,642)	(44,656)
Total Innotrac shareholders’ equity	24,502	23,442
Noncontrolling interest	14	14

Total equity	24,516	23,456

Total liabilities and equity	$41,455	$44,192

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Service revenues	$25,468	$21,320
Freight revenues	3,851	2,850
Total revenues	29,319	24,170

Cost of service revenues	12,617	10,334
Freight expense	3,696	2,765
Selling, general and administrative expenses	10,963	9,749
Depreciation and amortization	950	825
Total operating expenses	28,226	23,673
Operating income	1,093	497

Other expense (income):
Interest expense	78	53
Other (income) expense	1	(1)
Total other expense	79	52

Income before income taxes	1,014	445
Income taxes	-	-
Net income	1,014	445
Net income (loss) attributable to noncontrolling interest	-	-
Net income attributable to Innotrac	$1,014	$445

Earnings per share:

Basic	$0.08	$0.03

Diluted	$0.08	$0.03

Weighted average shares outstanding:

Basic	13,104	13,029

Diluted	13,111	13,029

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,014	$445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	950	825
Provision for bad debts	(29)	3
Stock compensation expense-restricted stock	47	31
Changes in operating assets and liabilities:
Accounts receivable, gross	3,244	837
Inventory	(121)	54
Prepaid expenses and other	(32)	(77)
Long-term assets	-	(87)
Accounts payable	(3,526)	(1,931)
Accrued expenses, accrued salaries and other	(716)	(429)
Long-term liabilities	(95)	(59)
Net cash provided by (used in) operating activities	736	(388)

Cash flows from investing activities:
Capital expenditures	(342)	(1,664)
Net change in noncurrent assets and liabilities	(9)	-
Net cash used in investing activities	(351)	(1,664)

Cash flows from financing activities:
Payments on Equipment Loan	(90)	-
Capital lease payments	(103)	(114)
Loan commitment fees	-	(15)
Net cash used in financing activities	(193)	(129)

Net increase (decrease) in cash and cash equivalents	192	(2,181)

Cash and cash equivalents, beginning of period	4,005	3,283
Cash and cash equivalents, end of period	$4,197	$1,102

Supplemental cash flow disclosures:

Cash paid for interest	$57	$37
Non-cash investing and financing activities:
Capital lease for equipment	$89	$369
Capital expenditures in accounts payable	$586	$847

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

1.         SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.  Certain of the Company’s more significant accounting policies are as follows:

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

Foreign Currency Translation.  The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with Accounting Standards Codification (“ACS”) topic No. 830-30 -  Translation of Financial Statements.  The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency.  Revenue and expenses of the subsidiary have been translated into U.S. Dollars at the average exchange rate prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment.  Foreign currency translation adjustments were immaterial during the quarters ended March 31, 2013 and 2012.

Gains and losses that result from foreign currency transactions are included in the “other expense” line in the consolidated statements of operations.  For the quarters ended March 31, 2013 and 2012, we incurred an immaterial amount of net foreign currency transaction gains and losses.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of March 31, 2013 and December 31, 2012 (see Note 4).

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
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

Stock-Based Compensation Plans. The Company records compensation expense in the financial statements based on the fair value of all share based payments to employees, including grants of employee stock options.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.  The Company recorded no expense related to stock options in the three months ended March 31, 2013 due to all outstanding stock options having become fully vested in the second quarter of 2011.  The Company has recorded compensation expense for the three months ended March 31, 2013 resulting from the Company having issued a total of 1,155,956 restricted shares since 2007 to non-employee directors and management of the Company of which 50,000 have vested to non-employee directors and 245,319 shares have been forfeited and cancelled.  With respect to restricted shares granted after June, 2011 to non-employee Directors, shares vest 25% on the 7th, 8th, 9th and 10th anniversary of the issuance date (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date . All other restricted shares vest 25% on the 7th, 8th, 9th and 10th anniversary of the grant date unless earlier vested upon a change in control of the Company.  Restricted shares are valued at the closing NASDAQ market price per share as of the grant date and expensed over the vesting term of the restricted share.  As a result, the Company recorded $47,000 and $31,000 in compensation expense for restricted shares for the three months ended March 31, 2013 and 2012, respectively. Included in the $47,000 for the three months ended March 31, 2013 was $76,000 of expense offset by ($29,000) of recaptured expense when issued restricted shares were forfeited upon the departure of an executive in January 2013.

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
March 31, 2013 and 2012
(Unaudited)

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

The carrying value of our cash, accounts receivable, accounts payable and other debt instruments approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of March 31, 2013, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

The Company’s assets measured at fair market value on a recurring basis are as follows:

	As of March 31, 2013 Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred Compensation plan assets held in Rabbi Trust (1)	$894	$-	$-	$894

Total	$894	$-	$-	$894

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

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

There were no significant transfers into and out of any level of the fair value hierarchy for assets measured at fair value for the three months ended March 31, 2013 or the year ended December 31, 2012.

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
March 31, 2013 and 2012
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

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility with Wells Fargo, N.A., (the “Credit Facility”) which has a maximum borrowing limit of $15.0 million.  The Credit Facility is used to fund the Company’s capital expenditures, operational working capital and seasonal working capital needs.  The Credit Facility was renewed on March 27, 2009 when the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Credit Facility”) with the Bank, setting forth the new terms of the Credit Facility.  The Credit Facility has been further amended by the First, Second and Third Amendments on May 14, 2010, March 30, 2011 and March 29, 2012, respectively.  The amended Credit Facility includes a maturity date of June 30, 2013 and continues the Bank’s security interest in all of the Company’s assets.  There was no outstanding balance on March 31, 2013 under the Credit Facility and the Company’s $1.8 million equipment loan (the “Equipment Loan”) had a balance of $1.5 million.

Since the Credit Facility matures on June 30, 2013, the Company has entered into discussions with several banks including Wells Fargo, N.A. to secure a bank facility beyond that date.  As a result of those discussions, the Company expects to be able to secure a new facility at terms at least as favorable as the existing Credit Facility.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

Interest on borrowings pursuant to the Credit Facility is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  The Company pays 0.75% on undrawn amounts under the Credit Facility.  In the event of a default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

The Credit Facility contains such financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including: a restriction on cash dividends, a change in ownership control covenant, a subjective material adverse change covenant and financial covenants.  The financial covenants include an annual capital expenditure limit, a minimum excess availability limit, and, as revised by the Second Amendment, monthly and cumulative (loss) or profit limits for periods through the effective date of the Third Amendment. The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, when the Company has a balance on its line of credit, it is classified as a current liability.  As of March 31, 2013, the Company was in compliance with all terms of the Credit Facility.

Although the maximum borrowing limit is $15.0 million, the Credit Facility limits borrowings to a specified percentage of eligible accounts receivable and inventory, together “Eligible Collateral”, which totaled $14.0 million at March 31, 2013.  At March 31, 2013, there were no borrowings outstanding under the Credit Facility; however, the reserves and letters of credit outstanding totaled $3.6 million.  As a result, the Company had $10.4 million of borrowing availability under the Credit Facility at March 31, 2013.

As a result of the Third Amendment to the Credit Facility, effective March 29, 2012, the financial covenants and additional terms of the credit facility for periods after December 31, 2011 are as follows:

1.	an annual capital expenditure limit of $6.0 million for 2012,
2.
after March 29, 2012, an excess availability block (“Availability Block”) of $4.0 million, which block will be reduced to $3.0 million when the twelve month trailing fixed charge ratio exceeds 1.1, and further reduced to $2.5 million when both the trailing twelve month fixed charge ratio has a) exceeded 1.2 for three consecutive months and b) is projected to exceed 1.2 for the immediately upcoming three consecutive months,

3.
a $1.8 million 5 year term loan, to be repaid in 60 equal monthly installments, included within the $15.0 million Credit Facility limit at an annual rate of interest charged on amounts outstanding of the LIBOR Rate (as defined in the Credit Facility) plus 4.0% was provided for and advanced on at the end of June, 2012,

4.
the assets of the Company included in the collateral supporting the Credit Facility was increased to include up to $1.8 million in value as determined by an independent appraisal of specific fulfillment equipment which amount of collateral is reduced by an amount equal to each of the monthly installments made on the Equipment Loan as those installments are paid; and

5.	no maximum monthly (loss) covenant after February 2012.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

For the quarter ended March 31, 2013, the Company recorded less than $1,000 of interest expense on the Credit Facility at a weighted average interest rate of 3.02%.  For the quarter ended March 31, 2012, the Company recorded interest expense of $3,000 on the Credit Facility at a weighted average interest rate of 3.35%. The rate of interest being charged on the Credit Facility at March 31, 2013 was 3.20%.  The Company also incurred unused Credit Facility fees of approximately $23,000 and $26,000 for the quarters ending March 31, 2013 and 2012, respectively, which is included in the total interest expense of $78,000 and $53,000 for the three months ended March 31, 2013 and 2012 respectively.

The Company has entered into various capital leases mainly for the purchase of fork lift trucks, computer technology equipment and computer software.  These capital leases have a term of 3 - 5 years.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $1.1 million at both March 31, 2013 and December 31, 2012.  For the three months ended March 31, 2013, the Company repaid $103,000 of principal outstanding and $17,000 of interest expense related to capital leases.  For the three months ended March 31, 2012, the Company repaid $114,000 of principal outstanding and $10,000 of interest expense related to capital leases.

3.         EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended March 31,
	2013	2012
Diluted earnings per share:

Weighted average shares outstanding	13,104	13,029
Employee and director stock options	7	-
Weighted average shares assuming dilution	13,111	13,029

Options to purchase 286,000 shares of the Company’s common stock outstanding at March 31, 2013 and options to purchase 351,000 shares of the Company’s common stock outstanding at March 31, 2012 were not included in the computation of diluted EPS because their effect was anti-dilutive.

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, 910,637 and 675,637 restricted shares have been included in the calculation of basic and diluted EPS for the quarters ended March 31, 2013 and 2012, respectively.  These restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan.  Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control or on specific vesting dates.  The vesting period for all restricted shares issued prior to June 2011 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  Vesting for restricted shares issued to employees in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  The vesting period for restricted shares issued to non-employee Directors of the Company beginning in June 2011 follows the same schedule of 25% vesting on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

4.         INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2013 and December 31, 2012 was approximately $21.8 million and $22.3 million, respectively.  This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $52.1 million at December 31, 2012 that expire between 2021 and 2032.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, collection of existing outstanding accounts receivable, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $19.8 million and $20.3 million has been recorded as of March 31, 2013 and December 31, 2012, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three months ended March 31, 2013, the deferred income tax expense of $480,000 was offset by a corresponding decrease in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

Additionally, ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at March 31, 2013 and December 31, 2012.

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of March 31, 2013 and December 31, 2012, we have no accrued interest or penalties related to uncertain tax positions.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

5.         COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There is no material pending legal proceeding to which the Company is a party to as of March 31, 2013.

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

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage and applied throughout the following year.  The Company paid approximately $57,000 and $48,000 related to this lease for the three months ended March 31, 2013 and 2012, respectively. In August 2012, the Company entered into a new ten year lease with respect to the aircraft. Under the terms of the airplane lease between the Company and the Chairman and Chief Executive Officer, i) should the airplane not be made available for use as required by the Company, the Chief Executive Officer will reimburse the Company for the undepreciated portion of certain improvements made in August, 2012, and ii) if the Company should cancel the lease of the aircraft before its contract term ending in August 2022, the Company would not require the Chief Executive to reimburse the Company for the undepreciated portion of the improvements.

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

Overview

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and headquartered in Atlanta, Georgia, is an eCommerce provider integrating digital technology, order processing, fulfillment and customer support “contact” center services to support global brands of large corporations that outsource these functions.  In order to perform these functions in-house, a company may be required to develop expensive, labor-intensive infrastructures, which may divert its resources and management’s focus from its core business. By assuming responsibility for these tasks, Innotrac strives to improve the quality of the non-core operations of our clients and to reduce their overall operating costs.

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

Innotrac’s core competencies include:

Fulfillment Services:

●	sophisticated warehouse management technology
●	automated shipping solutions
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping and freight optimization modeling for shipment cost reduction
●	product sourcing and procurement
●	packaging solutions
●	back-order management
●	returns management
●	eCommerce consulting and integration

Contact Center Services:

●	inbound customer support services

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	technical support and order status
●	returns and refunds processing
●	call center integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat
●	intuitive e-mail response

The Company provides a variety of services for a significant number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., Microsoft, AT&T, Beachbody, LLC and Thane International.  We take orders for our eCommerce, retail and direct marketing clients via the Internet, through customer service representatives at our Pueblo, Colorado call center or through direct electronic transmissions from our clients.  The orders are processed through one of our order management systems and then transmitted to one of our eight fulfillment centers located across the country, and are shipped to the end consumer or retail store locations, as applicable, typically within 24 hours of when the order is received.  Inventory is held on a consignment basis, with certain exceptions, and includes items such as clothing, brand name promotional accessories, books, electronics, small appliances, home accessories, sporting goods and toys.

The following table sets forth the percentage of service revenues generated by the Company’s various customer business verticals during 2013 and 2012:

	Three Months Ended March 31,
Business Line/Vertical	2013	2012
eCommerce/Direct-to-Consumer	78.8%	69.6%
Direct Marketing	12.6	19.0
B2B and Telecommunications	8.6	11.4
	100.0%	100.0%

Note: The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2013 and 2012 based on the predominant category of the client’s revenues for the year ended 2013.

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

Since 2011, Innotrac Europe GmbH, a joint venture with PVS Fulfillment-Services GmbH, has offered end-to-end fulfillment services in Europe.  Innotrac Europe provides a fast to market solution to our United States based clients who want to enter the European market.  Additionally, eCommerce providers and retailers in Europe have easy visibility to Innotrac’s capabilities through on the ground marketing and business development efforts employed by Innotrac Europe.

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

With facilities in Atlanta, Georgia; Pueblo, Colorado; Reno, Nevada; Bolingbrook, Illinois; Columbus, Ohio; Groveport, Ohio; and two facilities in Hebron, Kentucky, we offer a national footprint to our customers.  We are committed to deeper penetration within our existing business lines and continued diversification of our client base.  Our long-term goal is to focus on current market growth trends while spreading our business across a higher number of clients in diverse industries to provide stability during difficult economic periods and avoid the risks associated with high individual account concentration and seasonality. We will continue to seek new clients and may open additional facilities as needed to service our customers’ business needs.

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three months ended March 31, 2013 and 2012.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the accompanying condensed consolidated financial statements.

	Three Months Ended March 31,
	2013	2012

Service revenues	86.9%	88.2%
Freight revenues	13.1	11.8
Total Revenues	100.0%	100.0%

Cost of service revenues	43.0	42.8
Freight expense	12.6	11.5
Selling, general and administrative expenses	37.4	40.3
Depreciation and amortization	3.2	3.4
Operating income	3.8	2.0
Other expense, net	0.3	0.2
Income before income taxes	3.5	1.8
Income tax (provision) benefit	-	-
Net income (loss) attributable to noncontrolling interest	-	-
Net income	3.5%	1.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Service Revenues.  Net service revenues increased 19.5% to $25.5 million for the three months ended March 31, 2013 from $21.3 million for the three months ended March 31, 2012.  This increase was attributable to a $5.0 million increase in revenue from our eCommerce clients due to the addition of several new eCommerce clients and increases in volumes from existing clients offset by a $642,000 decrease in revenue from existing Direct Marketing clients due to a reduction in volume.

Freight Revenues. The Company’s freight revenues increased 35.1% to $3.9 million for the three months ended March 31, 2013 from $2.9 million for the three months ended March 31, 2012.  The $1.0 million increase in freight revenues is primarily attributable to new clients that utilize Company owned freight accounts.  Changes between reporting periods in freight revenue do not have a material impact on our operating profitability due to the Company’s lower margins on our freight business.

Cost of Service Revenues. Cost of service revenues increased 22.1% to $12.6 million for the three months ended March 31, 2013, compared to $10.3 million for the three months ended March 31, 2012.  Cost of service revenues as a percent of service revenues increased slightly to 49.5% from 48.5% mainly due to customer mix in the first quarter of 2013 when compared to the first quarter of 2012.

Freight Expense.  The Company’s freight expense increased 33.7% to $3.7 million for the three months ended March 31, 2013 compared to $2.8 million for the three months ended March 31, 2012 due to the increase in freight revenue as discussed above.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended March 31, 2013 increased 12.4% to $11.0 million compared to $9.7 million for the same period in 2012.  SG&A expenses as a percent of total revenues decreased to 37.4% from 40.3% for the comparable three months ended March 31, 2013 and 2012, respectively. The increase in SG&A expenses primarily resulted from a $398,000 increase in facility and facility management costs due to the addition of several new clients and an $816,000 net increase in all other SG&A costs, which includes increased sales commissions related to new clients, recruitment costs for open positions and information technology costs.  SG&A expenses as a percentage of total revenue decreased due to the Company maximizing its operating leverage through the growth in revenue from eCommerce clients.

Interest Expense. Interest expense for the three months ended March 31, 2013 and 2012 was $78,000 and $53,000, respectively.  Interest expense related to capital leases increased to $17,000 during the three months ended March 31, 2013 compared to $10,000 during the same quarter in 2012.  Interest expense related to the Equipment Loan was $16,000 for the three months ended March 31, 2013.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the profits from the three months ended March 31, 2013 and March 31, 2012 were offset by a respective corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three months ended in the respective periods.

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

Interest on borrowings outstanding under the Credit Facility, other than amounts advanced under the Equipment Loan, is payable monthly at specified rates of either, at the Company’s option, the Base Rate (as defined in the Credit Facility) plus between 2.00% and 2.50%, or the LIBOR Rate (as defined in the Credit Facility) plus between 3.00% and 3.50%, in each case with the applicable margin depending on the Company’s Average Excess Availability (as defined in the Credit Facility).  Interest on amounts advanced and outstanding under the Equipment Loan will be payable monthly at an annual interest rate of, at the Company’s option, either the Base Rate (as defined in the Credit Facility) plus 3.00% or the LIBOR Rate (as defined in the Credit Facility) plus 4.0%.  The Company pays a specified fee of 0.75% on undrawn amounts under the Credit Facility.  After an event of default, all loans will bear interest at the otherwise applicable rate plus 2.00% per annum.

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
a.	an annual capital expenditure limit of $3.5 million for 2013,
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

For the period ending March 31, 2013, the Company reported a twelve month trailing fixed charge ratio of greater than 1.2, resulting in the Availability Block being reduced to $2.5 million as provided by the Third Amendment. The Company expects the fixed charge ratio to remain above 1.2 for the remainder of 2013.

The provisions of the Credit Facility require that the Company maintain a lockbox arrangement with the Bank, and allows the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants.  Accordingly, in the event of noncompliance, the Company’s payment obligations with respect to such borrowings could be accelerated.  Therefore, amounts outstanding on the Company’s Credit Facility and any amount outstanding on the Equipment Loan, which is in the $15.0 million Credit Facility Limit, are classified as a current liabilities.  As of March 31, 2013 the Company was in compliance with all terms of the Credit Facility.

Under the terms of the Credit Facility, the maximum borrowing limit of $15.0 million is limited to borrowings at a specified percentage of eligible accounts receivable and inventory, plus up to $1.8 million appraised value of equipment.  As of March 31, 2013, there was $1.5 million advanced under the equipment loan.    Additionally, the terms of the Credit Facility provide that the amount borrowed and outstanding at any time combined with certain reserves for rental payments, letters of credit outstanding and an availability block be subtracted from the Credit Facility limit or the value of the total collateral to arrive at an amount of unused availability to borrow.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The total collateral, excluding the equipment value supporting the Equipment Loan, under the Credit Facility at March 31, 2013 amounted to $14.0 million.  Excluding the Equipment Loan, there were no amounts borrowed under the Credit Facility at March 31, 2013 however the value of the availability block and letters of credit outstanding at that date totaled $3.6 million.  As a result, the Company had $10.4 million of borrowing availability under the Credit Facility at March 31, 2013.

For the three months ended March 31, 2013 and March 31, 2012, we recorded $130 and $3,000 of interest expense on the Credit Facility, at a weighted average interest rate of 3.02% for the three months ended March 31, 2013 and a weighted average interest rate of 3.35% for the three months ended March 31, 2012.  The rate of interest being charged on the Credit Facility at March 31, 2013 was 3.20%.  The Company also incurred unused Credit Facility fees of approximately $23,000 and $26,000 for the three months ended March 31, 2013 and 2012 respectively, which unused Credit Facility fees are included in the total interest expense of $78,000 and $53,000 for the three months ended March 31, 2013 and 2012 respectively.

For the three months ended March 31, 2013, the Company generated cash from operating activities of $736,000 compared to using $388,000 of cash flow for operations in the same period of 2012.  The $1.1 million increase in cash generated by operating activities for the three months ended March 31, 2013 from the same period in 2012 was due primarily to an increase in net income of $0.6 million for the three months ended March 31, 2013 compared to the same period in 2012 and to the net change in all operating assets and liabilities using $1.2 million of cash during the three months ended March 31, 2013 compared to using $1.7 million during the same period in 2012.  The $0.5 million increase in cash provided by operating assets and liabilities for the three months ended March 31, 2013 compared to 2012 resulted mainly from the $3.2 million of cash provided by accounts receivable in 2013 compared to $837,000 in 2012 offset by a decrease in accounts payable and accruals of $4.2 million in the three months ended March 31, 2013 compared to $2.4 million in the three months ended March 31, 2012.  The $3.2 million increase in cash provided by accounts receivable was primarily due to a decrease in accounts receivable from the higher seasonal balance at December 31, 2012 as a result of collections.  The $4.2 million increase in cash used by accounts payable and accruals was due to the payment of vendor payables for temporary employees and other suppliers to support the increased volume during the seasonal fourth quarter of 2012.

During the three months ended March 31, 2013 and 2012, net cash used in investing activities consisted mainly of capital expenditures and were $0.4 million and $1.7 million respectively.  The $0.4 million of investing activities for the three months ended March 31, 2013 was mainly capital expenditures for all facilities which is comparable to the $0.6 million spent in the three months ending March 31, 2012 for capital expenditures excluding the new Groveport facility.  The $1.7 million of investing activities for the three months March 31, 2012 includes i) $1.1 million of purchased equipment for the build out of our new fulfillment center in Groveport, Ohio and ii) $0.6 million for all other capital expenditures.

As of March 31, 2013 and March 31, 2012, there were no borrowings under the line of credit.  The average daily borrowings outstanding on the Credit Facility for the three months ended March 31, 2013 and 2012 were $17,000 and $317,000, respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the three months ended March 31, 2013 and 2012 were $598,000 and $2.1 million, respectively.   During the three months ended March 31, 2013 and 2012, the Company repaid $103,000 and $114,000 of principal outstanding on capital leases respectively.  Additionally, during the three months ended March 31, 2012, the Company incurred $15,000 of loan commitment fees as a result of the Third Amendment to the Credit Agreement.  No loan commitment fees were incurred in the three months ending March 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company estimates that its cash and financing needs through at least the next twelve months will be met by available cash, additional cash flows from operations and availability under the Credit Facility.  Since the Credit Facility matures on June 30, 2013, the Company has entered into discussions with several banks including Wells Fargo, N.A. to secure a bank facility beyond that date.  As a result of those discussions, the Company expects to be able to secure a new facility at terms at least as favorable as the existing Credit Facility.  However, as set forth in the Company’s 2012 Annual Report on Form 10-K, if the Company is unable to negotiate a new credit facility, the Company’s liquidity could be adversely impacted.

Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Specific risks inherent in our application of these critical policies are described below.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Additional information concerning our accounting policies can be found in Note 1 to the condensed consolidated financial statements in this Form 10-Q and Note 2 to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.  The policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of March 31, 2013 and December 31, 2012 was approximately $21.8 million and $22.3 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $52.1 million at December 31, 2012 that expires between 2021 and 2033.

Innotrac’s ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $19.8 million and $20.3 million has been recorded as of March 31, 2013 and December 31, 2012, respectively.  Income taxes associated with future earnings will be offset by the utilization of the net operating loss carryforward resulting in a reduction in the valuation allowance.  For the three months ended March 31, 2013, the deferred tax expense of $480,000 was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can return to consistent profitability, and management determines that it will be able to utilize net operating losses prior to their expiration, then the valuation allowance can be reduced or eliminated.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Management believes the Company’s exposure to market risks (investments, interest rates and foreign currency) is immaterial.  Innotrac holds no market risk sensitive instruments for trading purposes.  At present, the Company does not employ any derivative financial instruments, and does not currently plan to employ them in the future.  The Company transacts an immaterial amount of sales in foreign currency.  To the extent that the Company has borrowings outstanding under its Credit Facility and Equipment Loan, the Company will have market risk relating to the amount of borrowings due to variable interest rates under the credit facility.  All of the Company’s lease obligations are fixed in nature as noted in Note 6 to the Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and the Company has no long-term purchase commitments.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101*
The following financial information from Innotrac Corporation’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three ended March 31, 2013 and 2012, (iii)  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: May 13, 2013	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: May 13, 2013	By:	/s/ Stephen Keaveney
Stephen Keaveney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)