Form 10-Q
period 2013-06-30
INNOTRAC CORP
filed 2013-08-13
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 13, 2013

Common Stock $.10 par value per share (1)	13,245,440 Shares (includes 910,637 restricted shares)

INNOTRAC CORPORATION

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements:	2

	Condensed Consolidated Balance Sheets at
	June 30, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended June 30, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Operations for the
	Six Months Ended June 30, 2013 and 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2013 and 2012 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 6.	Exhibits	22

Signatures		23

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation and subsidiary, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$4,382	$4,005
Accounts receivable (net of allowance for doubtful accounts of $134 at June 30, 2013 and $136 at December 31, 2012)	21,084	23,216
Inventories, net	820	740
Prepaid expenses and other	1,493	1,107
Total current assets	27,779	29,068

Property and equipment:

Computers, machinery and equipment	45,953	42,877
Furniture, fixtures and leasehold improvements	10,319	10,055
	56,272	52,932
Less accumulated depreciation and amortization	(40,994)	(39,089)
	15,278	13,843

Other assets, net	1,408	1,281

Total assets	$44,465	$44,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,261	$10,409
Line of credit	-	-
Accrued salaries	2,532	2,854
Equipment lease payable	446	421
Accrued expenses and other	3,594	3,088
Equipment loan	-	1,620
Total current liabilities	16,833	18,392

Noncurrent liabilities:
Deferred compensation	908	837
Equipment lease payable	389	544
Other noncurrent liabilities	786	963
Total noncurrent liabilities	2,083	2,344

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,245,440 shares issued and outstanding at June 30, 2013 13,155,440 shares issued and outstanding at December 31, 2012	1,325	1,316
Additional paid-in capital	66,876	66,784
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(42,664)	(44,656)
Total Innotrac shareholders’ equity	25,535	23,442
Noncontrolling interest	14	14

Total shareholders’ equity	25,549	23,456

Total liabilities and shareholders’ equity	$44,465	$44,192

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and 2012
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)

Service revenues	$25,997	$20,449
Freight revenues	3,275	2,497
Total revenues	29,272	22,946

Cost of service revenues	12,831	9,624
Freight expense	3,193	2,411
Selling, general and administrative expenses	11,209	9,508
Depreciation and amortization	955	891
Total operating expenses	28,188	22,434
Operating income	1,084	512

Other expense (income):
Interest expense	77	69
Other (income) expense	(1)	3
Total other expense	76	72

Income before income taxes	1,008	440
Income taxes	30	-
Net income	978	440
Net loss attributable to noncontrolling interest	-	1
Net income attributable to Innotrac	$978	$441

Earnings per share:

Basic	$0.07	$0.03

Diluted	$0.07	$0.03

Weighted average shares outstanding:

Basic	13,245	13,010

Diluted	13,263	13,010

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013 and 2012
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)

Service revenues	$51,465	$41,769
Freight revenues	7,126	5,347
Total revenues	58,591	47,116

Cost of service revenues	25,448	19,958
Freight expense	6,889	5,176
Selling, general and administrative expenses	22,172	19,257
Depreciation and amortization	1,905	1,716
Total operating expenses	56,414	46,107
Operating income	2,177	1,009

Other expense (income):
Interest expense	155	122
Other expense	-	2
Total other expense	155	124

Income before income taxes	2,022	885
Income taxes	30	-
Net income	1,992	885
Net loss attributable to noncontrolling interest	-	1
Net income attributable to Innotrac	$1,992	$886

Earnings per share:

Basic	$0.15	$0.07

Diluted	$0.15	$0.07

Weighted average shares outstanding:

Basic	13,175	13,020

Diluted	13,188	13,020

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,992	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,905	1,716
Provision for bad debts	(1)	5
Stock compensation expense-restricted stock	102	68
Changes in operating assets and liabilities:
Accounts receivable, gross	2,133	1,243
Inventory	(80)	138
Prepaid expenses and other	(342)	(294)
Long-term assets	41	(68)
Accounts payable	(1,503)	(2,499)
Accrued expenses, accrued salaries and other	183	157
Long-term liabilities	(178)	(105)
Net cash provided by operating activities	4,252	1,246

Cash flows from investing activities:
Capital expenditures	(1,896)	(3,753)
Net change in noncurrent assets and liabilities	(9)	-
Net cash used in investing activities	(1,905)	(3,753)

Cash flows from financing activities:
Borrowings on equipment loan	-	1,800
Payments on equipment loan	(1,620)	-
Capital lease payments	(219)	(216)
Loan commitment fees	(131)	(37)
Net cash (used in) provided by financing activities	(1,970)	1,547

Net increase (decrease) in cash and cash equivalents	377	(960)

Cash and cash equivalents, beginning of period	4,005	3,283
Cash and cash equivalents, end of period	$4,382	$2,323

Supplemental cash flow disclosures:

Cash paid for interest	$123	$83
Non-cash investing and financing activities:
Capital lease for warehouse and computer equipment	$89	$862
Capital expenditures in accounts payable	$1,355	$216

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and based near Atlanta, Georgia, is a best-in-class commerce provider integrating digital technology, fulfillment, contact center and business intelligence solutions to support global brands.  Innotrac’s fulfillment, order management and contact center solutions are integrated with all major web platforms, and seamlessly integrate with any required partner technologies.  The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and one call center spanning all time zones across the continental United States.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the deferred tax asset as of June 30, 2013 and December 31, 2012 (see Note 4).

Revenue Recognition.  Innotrac derives its revenue primarily from three sources: (1) fulfillment operations (2) the delivery of call center services integrated with our fulfillment operations and (3) delivering technology solutions and integration services to its clients.  Innotrac’s fulfillment services operations record revenue at the conclusion of the material selection, packaging and upon completion of the shipping process.  The shipping process is considered complete after transfer to an independent freight carrier and receipt of a bill of lading or shipping manifest from that carrier.  Innotrac’s call center service revenue is recognized according to written pricing agreements based on the number of calls, minutes or hourly rates when those calls and time rated services occur.  All other revenues are recognized as services are rendered.  As required by the consensus reached in ASC topic No. 605 – Revenue Recognition, 1)  revenues have been recorded net of the cost of the goods for all fee-for-service clients and 2)  the Company records reimbursements received from customers for out-of pocket expenses, primarily freight and postage fees, as revenue and the associated expense as cost of revenue. The Company purchases product for two clients from vendors under agreements that require our clients to buy the product back from us at original cost when product is shipped to our client’s end consumer or after a period of time if the product has not been shipped from our fulfillment centers.  The value of these products is paid to Innotrac at the same value paid and no service fees are generated on the product.  The value of the purchase is netted against the reimbursement from our customer with a resulting zero value in our reported revenue and costs of revenue.

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

Level 3: Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the market participants would use.

ASC topic No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying value of our cash, accounts receivable, accounts payable and other debt instruments approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of June 30, 2013, and because of its short term nature. The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

The Company’s assets measured at fair market value on a recurring basis are as follows:

	As of June 30, 2013
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation plan assets held in Rabbi Trust (1)	$908	$—	$—	$908

Total	$908	$—	$—	$908

	As of December 31, 2012
	Fair Value Measurements Using (in 000’s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Deferred Compensation plan assets held in Rabbi Trust (1)	$837	$—	$—	$837

Total	$837	$—	$—	$837

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

There were no significant transfers into and out of any level of the fair value hierarchy for assets measured at fair value for the three months ended June 30, 2013 or the year ended December 31, 2012.

All transfers, if any, are recognized by the Company at the end of each reporting period.

Transfers between Levels 1 and 2 generally relate to whether a market becomes active or inactive. Transfers between Levels 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurement in their entirety.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

Recent Accounting Pronouncements

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

The Company has a revolving credit facility (the “Credit Facility”) with SunTrust Bank (the “Bank”) which has a maximum borrowing limit of $25 million, which includes a $5 million stand-by letter of credit subfacility.  The Credit Facility is used to fund the Company’s capital expenditures and working capital.  The Credit Facility was entered into on June 13, 2013, replacing the previous bank facilities held with Wells Fargo, N.A.  The Credit Facility has a maturity date of June 14, 2016 and the Bank maintains a first priority security interest in substantially all of the Company’s assets.

Interest on borrowings pursuant to the Credit Facility is payable monthly at the LIBOR Rate plus between 1.50% and 2.50% per annum, depending on the Company’s Senior Leverage Ratio (as defined in the Credit Facility).  In an event of default, the Bank has the right to charge interest at the otherwise applicable rate plus 2.00% per annum.  In addition, we pay the Bank a quarterly commitment fee calculated based upon average daily undrawn availability under the Credit Facility multiplied by an applicable percentage ranging between 0.25% and 0.50% per annum depending on the Company’s Senior Leverage Ratio (as defined in the Credit Facility), and we pay the Bank certain letter of credit fees relating to issued and outstanding letters of credit as specified in the Credit Facility.

The Credit Facility contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind, which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant and financial covenants.  The Credit Facility includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.05 to 1.00, limit capital expenditures, maintain a Minimum Adjusted EBITDA of at least $5,000,000, and a Maximum Senior Leverage Ratio of either 2.5 to 1.00 or 3.0 to 1.00, based on the Company’s trailing EBITDA.   The provisions of the Credit Facility allow the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. As of June 30, 2013, the Company was in compliance with all terms of the Credit Facility.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

For the three months ended June 30, 2013, interest expense was $2,000 on bank facilities at a weighted average interest rate of 1.68%.  The rate of interest on the bank facility at June 30, 2013 was 1.5%.  For the three months ended June 30, 2012, interest expense was $4,000 on the bank facility at a weighted average interest rate of 3.26%.  The Company also incurred unused bank facility fees of approximately $22,000 and $25,000 for the three months ended June 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $77,000 and $69,000 for the three months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, interest expense was $2,000 on the bank facility at a weighted average interest rate of 1.75%.  For the six months ended June 30, 2012, interest expense was $7,000 on the bank facility at a weighted average interest rate of 3.29%.  The Company also incurred unused bank facility fees of approximately $45,000 and $51,000 for the six months ended June 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $155,000 and $122,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company has entered into various capital leases mainly for the purchase of forklift trucks, computer technology equipment and computer software.  These capital leases have a term of 3 - 5 years.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $920,000 and $1.1 million at June 30, 2013 and December 31, 2012, respectively.  For the three months ended June 30, 2013, the Company repaid $116,000 of principal outstanding and $16,000 of interest expense related to capital leases.  For the three months ended June 30, 2012, the Company repaid $103,000 of principal outstanding and $17,000 of interest expense related to capital leases.  For the six months ended June 30, 2013, the Company repaid $219,000 of principal outstanding and $34,000 of interest expense related to capital leases.  For the six months ended June 30, 2012, the Company repaid $216,000 of principal outstanding and $27,000 of interest expense related to capital leases.

3.	EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Diluted earnings per share:

Weighted average shares outstanding	13,245	13,010	13,175	13,020
Employee and director stock options	18	-	13	-
Weighted average shares assuming dilution	13,263	13,010	13,188	13,020

Options to purchase 286,000 shares of the Company’s common stock for the three and six months ended June 30, 2013 and options to purchase 351,000 shares of the Company’s common stock for the three and six months ended June 30, 2012 were not included in the computation of diluted EPS because their effect was anti-dilutive.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.   As a result, 910,637 of restricted shares are included in our calculation of basic and diluted EPS for the three and six months ended June 30, 2013 and 675,637 for the three and six months ended June 30, 2012.    These restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan.  Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control or on specific vesting dates.  The vesting period for all restricted shares issued prior to June 2011 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  Vesting for restricted shares issued to employees beginning in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  The vesting period for restricted shares issued to non-employee Directors of the Company beginning in June 2011 follows the same schedule of 25% vesting on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

4.	INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if the Company considers it is more likely than not that deferred tax assets will not be realized.  Innotrac’s gross deferred tax asset as of June 30, 2013 and December 31, 2012 was approximately $21.7 million and $22.3 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $52.1 million at December 31, 2012 that expire between 2021 and 2032.

Innotrac’s ability to generate taxable income from future operations is dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond management’s control.  These factors, combined with losses in recent years, create uncertainty about the ultimate realization of the gross deferred tax asset in future years.  Therefore, a valuation allowance of approximately $19.5 million and $20.3 million has been recorded as of June 30, 2013 and December 31, 2012, respectively.  Income taxes associated with future earnings may be offset by a reduction in the valuation allowance.  For the three and six months ended June 30, 2013, the deferred income tax expense of $367,000 and $848,000, respectively, was offset by a corresponding decrease in the deferred tax asset valuation allowance.  When and if the Company can return to consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company has recognized tax benefits from all tax positions, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at June 30, 2013 and December 31, 2012.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of June 30, 2013, there is no accrued interest or penalties related to uncertain tax positions.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party to as of June 30, 2013.

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

The Company leases a single engine aircraft from a company wholly-owned by the Chairman and Chief Executive Officer, pursuant to an agreement that provides for the Company to pay for approximately 86% of all expenses associated with this aircraft.  This allocation is determined annually based on actual business usage and applied throughout the following year.  The Company paid approximately $53,000 and $60,000 related to this lease for the three months ended June 30, 2013 and 2012, respectively.  The Company paid approximately $110,000 and $108,000 for use of the airplane for the six months ended June 30, 2013 and 2012, respectively.  In August 2012, the Company and the Chairman entered into a new ten-year lease with respect to the aircraft, under the terms of which i) should the airplane not be made available for use as required by the Company, the Chief Executive Officer will reimburse the Company for the undepreciated portion of certain improvements made in August, 2012, and ii) if the Company should cancel the lease of the aircraft before its contract term ending in August 2022, the Company would not require the Chief Executive Officer to reimburse the Company for the undepreciated portion of the improvements.  As of June 30, 2013 the undepreciated portion of these improvements amounted to $336,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain certain forward-looking statements that are subject to conditions that are beyond the control of the Company.  Actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, the Company’s reliance on a small number of major clients; risks associated with the terms and pricing of our contracts;  the effect on the Company of economic downturns; risks associated with the fluctuations in volumes from our clients; risks associated with upgrading, customizing, migrating or supporting existing technology; risks associated with competition; and other factors discussed in more detail in “Item 1A – Risk Factors” in our Annual Report on Form 10-K.  There is no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and based near Atlanta, Georgia, is a best-in-class commerce provider integrating digital technology, fulfillment, contact center and business intelligence solutions to support global brands.  Innotrac’s fulfillment, order management and contact center solutions are integrated with all major web platforms, and seamlessly integrate with any required partner technologies.  The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and one call center spanning all time zones across the continental United States.

More and more people are purchasing goods over the Internet.  Retailers are re-defining their business models to present their merchandise to consumers through a number of different channels:

●     retail outlets
●     catalogs and call centers
●     the Internet through a computer browser
●     mobile devices

Innotrac is positioned to integrate its systems to the best of breed eCommerce, web platform and ERP providers to enable clients to execute their omni-channel retail strategies.  This allows clients to have access to their entire inventory held in retail outlets and fulfillments centers through each channel enabling a greater selection to their Consumers. Sales can be completed by in-store purchases, shipping from fulfillment centers, shipping from the stores and shipping from fulfillment centers to stores for customer pickup.  This helps our clients maximize their sales by matching maximum inventory selection to their customers consistently through all available channels.

Innotrac provides complete integration capabilities between a client’s order entry systems, Internet shopping carts, PCI Level 1 compliant credit card processors and product supply sources.  Our warehouse management systems provide real time reporting on order fulfillment, stock availability and freight carrier shipment tracking. Our technology integration strategy provides the ability to quickly develop client specific gateways between the major providers of website design hosting services while providing EDI reporting to client based management systems.   The Company provides clients with a number of data discovery tools and real time business intelligence through apps that can be accessed via desktops, mobile devices and tablets.

Our core competencies include:

Fulfillment Services:
●	sophisticated warehouse management technology

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	integration to leading ERP and Web Platforms
●	automated shipping solutions with freight optimization
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping and freight optimization modeling for shipment cost reduction
●	packaging solutions
●	back-order management
●	returns management
●	kitting, lot tracking and gift wrapping
●	inventory optimization
●	continuity and drop ship management
●	eCommerce consulting and integration

Contact Center Services:
●	inbound customer support services
●	seamless order and payment processing
●	technical support and order status
●	returns and refunds processing
●	call center integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat
●	e-mail response

The Company provides services for a number of eCommerce, retail, and direct marketing companies such as Target.com, a division of Target Corporation, Ann Taylor Retail, Inc., Microsoft, Beachbody, LLC, Groupon and Charlotte Russe.  Customer service representatives at our Pueblo, Colorado call center take customer orders, or orders are received via the Internet or direct electronic transmissions from our clients.  The Company provides services, including customer and distributor communication programs, retailer product rework/finishing services and supplier/retailer compliance reporting for business-to-business (“B2B”) clients including NAPA, The Walt Disney Company, and Spanx.

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line/Vertical	2013	2012	2013	2012
eCommerce / Direct to Consumer	81.7%	74.1%	80.2%	71.8%
Direct Marketing	9.8	15.2	11.2	17.1
Telecommunications products	5.9	8.6	6.2	8.9
Business-to-Business (“B2B”)	2.6	2.1	2.4	2.2
	100.0%	100.0%	100.0%	100.0%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited summary operating data, expressed as a percentage of revenues, for the three and six months ended June 30, 2013 and 2012.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

Service Revenue and Cost of Service Revenue:

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service Revenues	$26.0	$20.4	$51.5	$41.8
Cost of Service Revenues	12.8	9.6	25.4	20.0
Service Gross Profit	$13.2	$10.8	$26.0	$21.8
Service Gross Margin	50.6%	52.9%	50.6%	52.2%

Net service revenues increased 27.1% to $26.0 million for the three months ended June 30, 2013 from $20.4 million for the three months ended June 30, 2012.  This $5.6 million increase was attributable to a $3.8 million increase in revenue from new eCommerce clients; a $2.1 million increase in revenue relating to existing eCommerce clients; and an increase in revenue of $218,000 from existing B2B clients; offset by a $253,000 decrease in revenue from our existing telecommunications clients and a $365,000 decrease in revenue from our existing Direct Marketing clients.

Net service revenues increased 23.2% to $51.5 million for the six months ended June 30, 2013 from $41.8 million for the six months ended June 30, 2012.  This $9.7 million increase was attributable to $8.9 million in new revenue from new eCommerce clients; a $2.0 million increase in revenue relating to existing eCommerce clients; and a $295,000 increase in revenue from our existing B2B clients; offset by a $1.0 million decrease in revenue from our existing Direct Marketing clients and a $528,000 decrease in revenue from our existing telecommunications clients.

Cost of service revenues increased 33.3% to $12.8 million for the three months ended June 30, 2013, compared to $9.6 million for the three months ended June 30, 2012.  Cost of service revenues as a percent of service revenues increased to 49.4% from 47.1% due to the combined effect of a change in the mix of revenues by client and new client activity using a higher percentage of temporary labor.

Cost of service revenues increased 27.5% to $25.4 million for the six months ended June 30, 2013, compared to $20.0 million for the six months ended June 30, 2012.  Cost of service revenues as a percent of service revenues increased to 49.4% from 47.8% due to the combined effect of a change in the mix of revenues by client and new client activity using a higher percentage of temporary labor.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freight Revenues and Freight Expenses.

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Freight Revenue	$3.3	$2.5	$7.1	$5.4
Freight Expenses	3.2	2.4	6.9	5.2
Freight Gross Profit	$0.1	$0.1	$0.2	$0.2
Freight Gross Margin	2.5%	3.4%	3.3%	3.2%

The Company’s freight revenues increased 31.2% to $3.3 million for the three months ended June 30, 2013 from $2.5 million for the three months ended June 30, 2012. The Company’s freight revenues increased 33.3% to $7.1 million for the six months ended June 30, 2013 from $5.4 million in the six months ended June 30, 2012.  The $778,000 increase in freight revenues for the three month period ended June 30, 2013 and the $1.8 million increase for the six month period ended June 30, 2013 is attributable to the Company’s overall revenue growth, and in particular, growth from clients choosing to use Innotrac’s freight procurement.

The Company’s freight expense increased 32.4% to $3.2 million for the three months ended June 30, 2013 compared to $2.4 million for the three months ended June 30, 2012. The Company’s freight expense increased 33.1% to $6.9 million for the six months ended June 30, 2013 compared to $5.2 million for the six months ended June 30, 2012.  Freight costs for both the three month and six month period ended June 30, 2013 increased due to the increase in freight revenue as discussed above.  The gross margin on freight revenue was consistent for the six months ended June 30, 2013.  The gross margin on freight for the three months ended June 30, 2013 was lower because of a reduction in freight usage by one of the Company’s large Direct Marketing clients who had a slightly higher freight margin than other clients who utilize Innotrac’s freight services.

Selling, General and Administrative Expenses

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
SG&A	$11.2	$9.5	$22.2	$19.3
SG&A as a % of Revenue	38.3%	41.4%	37.8%	40.9%

SG&A expenses for the three months ended June 30, 2013 increased to $11.2 million, or 38.3% of total revenues, compared to $9.5 million, or 41.4% of total revenues, for the same period in 2012. The increase in SG&A expenses primarily resulted from a $615,000 increase in facility, facility security and facility management costs due to the addition of several new clients, a $144,000 increase in sales and marketing costs due to sales commissions related to adding new customers and increased marketing expenditure for trade shows and advertising, and $941,000 of other general and administrative expenses relating to general corporate expenditures, primarily related to the growth of the business and certain client related expenditures.

SG&A expenses for the six months ended June 30, 2013 increased to $22.2 million, or 37.8% of total revenues, compared to $19.3 million, or 40.9% of total revenues, for the same period in 2012.  The increase in SG&A expenses primarily resulted from a $1.0 million increase in facility, facility security and facility management costs due to the addition of several new clients and a $1.9 million increase in all other SG&A costs, including increased sales and marketing costs, severance costs, accrued bonuses, donations, advisory fees, and customer related costs.   SG&A expenses as a percentage of total revenue decreased due to the operating leverage in the business, as service revenue increases do not require a corresponding increase in SG&A expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense:

Interest expense for the three months ended June 30, 2013 and 2012 was $77,000 and $69,000, respectively. Interest expense related to capital leases decreased slightly to $16,000 during the three months ended June 30, 2013 compared to $17,000 during the same quarter in 2012.  Interest expense for the six months ended June 30, 2013 and 2012 was $155,000 and $122,000, respectively. Interest expense related to capital leases increased to $34,000 during the six months ended June 30, 2013 compared to $27,000 during the same period in 2012.   Unused bank facility fees totaled $22,000 and $45,000 for the six month and three month periods ended June 30, 2013, compared to $25,000 and $51,000 for the comparable periods in 2012.

Income Taxes:

The Company’s effective tax rate for the three and six months ended June 30, 2013 and 2012 was 0%.  A valuation allowance continues to be recorded against the Company’s net deferred tax assets as historical losses have created uncertainty about the realization of tax benefits in future years.  Income taxes associated with the profits from the three and six months ended June 30, 2013 and 2012 were offset by a corresponding decrease of the valuation allowance resulting in an effective tax rate of 0% for the three and six months ended in the respective periods.  During the three and six months ended June 30, 2013, the Company recorded a $30,000 tax expenses related to alternative minimum tax liability.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with SunTrust Bank (the “Bank”) with has a maximum borrowing limit of $25 million, which includes a $5 million stand-by letter of credit subfacility.  The Credit Facility is used to fund the Company’s capital expenditures and working capital.  The Credit Facility was entered into on June 13, 2013, replacing the previous bank facilities held with Wells Fargo, N.A.  The Credit Facility has a maturity date of June 14, 2016 and the Bank maintains a first priority security interest in substantially all of the Company’s assets.

Interest on borrowings pursuant to the Credit Facility is payable monthly at the LIBOR Rate plus between 1.50% and 2.50% per annum, depending on the Company’s Senior Leverage Ratio (as defined in the Credit Facility).  In an event of default, the Bank has the right to charge interest at the otherwise applicable rate plus 2.00% per annum. In addition, we pay the Bank a quarterly commitment fee calculated based upon average daily undrawn availability under the Credit Facility multiplied by an applicable percentage ranging between 0.25% and 0.50% per annum depending on the Company’s Senior Leverage Ratio (as defined in the Credit Facility), and we pay the Bank certain letter of credit fees relating to issued and outstanding letters of credit as specified in the Credit Facility.

The Credit Facility contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind, which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant and financial covenants.  The Credit Facility includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.05 to 1.00, limit capital expenditures, maintain a Minimum Adjusted EBITDA of at least $5,000,000, and a Maximum Senior Leverage Ratio of either 2.5 to 1.00 or 3.0 to 1.00, based on the Company’s trailing EBITDA.     The provisions of the Credit Facility allow the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. As of June 30, 2013, the Company was in compliance with all terms of the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2013, interest expense was $2,000 on bank facilities at a weighted average interest rate of 1.68%.  The rate of interest on the bank facility at June 30, 2013 was 1.5%.  For the three months ended June 30, 2012, interest expense was $4,000 on the bank facility at a weighted average interest rate of 3.26%.  The Company also incurred unused bank facility fees of approximately $22,000 and $25,000 for the three months ended June 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $77,000 and $69,000 for the three months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, interest expense was $2,000 on the bank facility at a weighted average interest rate of 1.75%.  For the six months ended June 30, 2012, interest expense was $7,000 on the bank facility at a weighted average interest rate of 3.29%.  The Company also incurred unused bank facility fees of approximately $45,000 and $51,000 for the six months ended June 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $155,000 and $122,000 for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, the Company generated cash from operating activities of $4.3 million compared to generating $1.2 million of cash from operating activities in the same period of 2012.  The $3.0 million increase in cash generated by operating activities for the six months ended June 30, 2013 from the same period in 2012 was due primarily to an increase in net income of $1.1 in the 2013 period and to the net change in all operating assets and liabilities providing $254,000 of cash during the six months ended June 30, 2013 compared to using $1.4 million during the same period in 2012.  The $1.7 million increase in cash provided by operating assets and liabilities for the six months ended June 30, 2013 compared to 2012 resulted mainly from the $2.1 million of cash provided by accounts receivable in 2013 compared to $1.2 in 2012, offset by a decrease in accounts payable and accruals of $1.3 million in the six months ended June 30, 2013 compared to $2.3 million in the six months ended June 30, 2012.  The $890,000 increase in cash provided by accounts receivable was primarily due to a decrease in accounts receivable from the higher seasonal balance at December 31, 2012 as a result of collections.  The $1.0 million decrease in cash used by accounts payable and accruals was due to the increase in vendor payables for temporary employees and other suppliers to support the increased volume during 2013.

During the six months ended June 30, 2013 and 2012, net cash used in investing activities consisted mainly of capital expenditures and were $1.9 million and $3.8 million, respectively.  The $1.9 million of investing activities for the six months ended June 30, 2013 includes additional purchases required to expand within existing facilities to service new clients.  The $3.8 million of investing activities for the six months June 30, 2012 includes i) $2.9 million of purchased equipment for the build out of our new fulfillment center in Groveport, Ohio and ii) $884,000 for all other capital expenditures.

As of June 30, 2013 and 2012, there were no borrowings under the line of credit.  The average daily borrowings outstanding on the Credit Facility for the six months ended June 30, 2013 and 2012 were $203,000 and $415,000, respectively.  The maximum borrowing outstanding on the Credit Facility for any one day during the six months ended June 30, 2013 and 2012 were $2.7 million and $2.4 million, respectively.   During the six months ended June 30, 2013 and 2012, the Company repaid $219,000 and $216,000, respectively, of principal outstanding on capital leases.  Additionally, during the six months ended June 30, 2013, the Company incurred $131,000 of loan commitment fees as a result of the new credit facility with SunTrust. During the six months ended June 30, 2012, the Company incurred $37,000 of loan commitment fees as a result of the Third and Second Amendments to the Credit Agreement with Wells Fargo, N.A.

The Company estimates that its cash and financing needs for at least the next twelve months will be met by cash on hand, cash flows from operations and availability under the Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities law, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibits:

10.6*   Revolving Credit Agreement by and between the Registrant, the Lenders from time to time a party thereto, and SunTrust Bank dated June 13, 2013.

31.1*   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2*   Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1*   Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2*   Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101*
The following financial information from Innotrac Corporation’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii)  Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date:	August 13, 2013	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 13, 2013	By:	/s/ Stephen G. Keaveney
Stephen G. Keaveney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

