Form 10-Q
period 2013-09-30
INNOTRAC CORP
filed 2013-11-14
CIK 1051114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Outstanding at November 5, 2013

Common Stock $.10 par value per share (1)	13,245,440 Shares (includes 910,637 restricted shares)

INNOTRAC CORPORATION

INDEX

Page

Part I. Financial Information

Item 1.	Financial Statements:	2

Condensed Consolidated Balance Sheets at
September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations for the
Three Months Ended September 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Operations for the
Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Part I – Financial Information

Item 1 – Financial Statements
The following condensed consolidated financial statements of Innotrac Corporation, a Georgia corporation (“Innotrac” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments are of a normal and recurring nature, except those specified as otherwise, and include those necessary for a fair presentation of the financial information for the interim periods reported.  Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, which is available on our website at www.innotrac.com.

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	September 30, 2013	December 31, 2012
	(unaudited)

Current assets:
Cash and cash equivalents	$3,450	$4,005
Accounts receivable (net of allowance for doubtful accounts of $134 at September 30, 2013 and $136 at December 31, 2012)	20,084	23,216
Inventories, net	704	740
Deferred income taxes	639	-
Prepaid expenses and other	1,277	1,107
Total current assets	26,154	29,068

Property and equipment:

Computers, machinery and equipment	48,495	42,877
Furniture, fixtures and leasehold improvements	10,405	10,055
	58,900	52,932
Less accumulated depreciation and amortization	(41,990)	(39,089)
	16,910	13,843

Deferred income taxes	16,569	-
Other assets, net	1,459	1,281

Total assets	$61,092	$44,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,957	$10,409
Line of credit	-	-
Accrued salaries	1,828	2,854
Equipment lease payable	652	421
Accrued expenses and other	3,742	3,088
Equipment loan (See Note 2)	-	1,620
Total current liabilities	14,179	18,392

Noncurrent liabilities:
Deferred compensation	969	837
Equipment lease payable	1,188	544
Other noncurrent liabilities	697	963
Total noncurrent liabilities	2,854	2,344

Commitments and contingencies (see Note 5)	-	-

Shareholders’ equity:
Preferred stock: 10,000,000 shares authorized, $0.10 par value, no shares issued or outstanding	-	-
Common stock: 50,000,000 shares authorized, $0.10 par value, 13,245,440 shares issued and outstanding at September 30, 2013 13,155,440 shares issued and outstanding at December 31, 2012	1,325	1,316
Additional paid-in capital	66,930	66,784
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(24,207)	(44,656)
Total Innotrac shareholders’ equity	44,046	23,442
Noncontrolling interest	13	14

Total equity	44,059	23,456

Total liabilities and equity	$61,092	$44,192

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)

Service revenues	$26,410	$22,088
Freight revenues	3,345	3,606
Total revenues	29,755	25,694

Cost of service revenues	13,391	10,368
Freight expense	3,240	3,463
Selling, general and administrative expenses	10,816	9,674
Depreciation and amortization	996	995
Total operating expenses	28,443	24,500
Operating income	1,312	1,194

Other expense (income):
Interest expense	41	90
Other (income) expense	(1)	(2)
Total other expense	40	88

Income before income taxes	1,272	1,106
Income tax benefit	(17,184)	-
Net income	18,456	1,106
Net income attributable to noncontrolling interest	1	(1)
Net income attributable to Innotrac	$18,457	$1,105

Earnings per share:

Basic	$1.39	$0.08

Diluted	$1.39	$0.08

Weighted average shares outstanding:

Basic	13,245	13,058

Diluted	13,267	13,058

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)

Service revenues	$77,875	$63,857
Freight revenues	10,471	8,953
Total revenues	88,346	72,810

Cost of service revenues	38,839	30,326
Freight expense	10,129	8,639
Selling, general and administrative expenses	32,988	28,931
Depreciation and amortization	2,901	2,711
Total operating expenses	84,857	70,607
Operating income	3,489	2,203

Other expense (income):
Interest expense	196	212
Other (income) expense	(1)	-
Total other expense	195	212

Income before income taxes	3,294	1,991
Income tax benefit	(17,154)	-
Net income	20,448	1,991
Net income attributable to noncontrolling interest	1	-
Net income attributable to Innotrac	$20,449	$1,991

Earnings per share:

Basic	$1.55	$0.15

Diluted	$1.55	$0.15

Weighted average shares outstanding:

Basic	13,199	13,033

Diluted	13,215	13,033

See notes to condensed consolidated financial statements.

Financial Statements-Continued

INNOTRAC CORPORATION and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$20,448	$1,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,901	2,711
Provision for bad debts	3	18
Deferred income taxes	(17,208)	-
Stock compensation expense-restricted stock	155	124
Changes in operating assets and liabilities:
Accounts receivable, gross	3,129	(1,611)
Inventory	36	160
Prepaid expenses and other	(126)	(230)
Other long-term assets	52	(69)
Accounts payable	(3,929)	(1,661)
Accrued expenses, accrued salaries and other	(372)	396
Other long-term liabilities	(266)	(91)
Net cash provided by operating activities	4,823	1,738

Cash flows from investing activities:
Capital expenditures	(3,291)	(4,703)
Proceeds from disposition of assets	-	1
Net change in noncurrent assets and liabilities	(10)	(9)
Net cash used in investing activities	(3,301)	(4,711)

Cash flows from financing activities:
Borrowings on equipment loan	-	1,800
Payments on equipment loan	(1,620)	(90)
Capital lease payments	(326)	(321)
Loan commitment fees	(131)	(37)
Net cash (used in) provided by financing activities	(2,077)	1,352

Net decrease in cash and cash equivalents	(555)	(1,621)

Cash and cash equivalents, beginning of period	4,005	3,283
Cash and cash equivalents, end of period	$3,450	$1,662

Supplemental cash flow disclosures:

Cash paid for interest	$151	$148
Non-cash investing and financing activities:
Capital lease for warehouse and computer equipment	$1,201	$862
Capital expenditures in accounts payable	$1,477	$287

See notes to condensed consolidated financial statements.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

1.         THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Innotrac Corporation (“Innotrac” or the “Company”), founded in 1984 and based near Atlanta, Georgia, is a best-in-class commerce provider integrating digital technology, fulfillment, contact center and business intelligence solutions to support global brands.  Innotrac’s fulfillment, order management and contact center solutions are integrated with all major web platforms, and are integrated with partner technologies.  The Company employs sophisticated order processing and warehouse management technology and operates eight fulfillment centers and one call center spanning all time zones across the continental United States.

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

Accounting for Income Taxes.  Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance was recorded against the net deferred tax asset as of December 31, 2012.  At September 30, 2013, the Company reversed the majority of the valuation allowance in the amount of $17.2 million, leaving a balance of $1.9 million (see Note 4).

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

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

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

The carrying value of our cash, accounts receivable and accounts payable approximate their fair value, principally due to the short-term maturities of these instruments.  Our debt instruments approximates fair value since our debt instrument consists of a revolving credit line, which under certain conditions can mature within one year of September 30, 2013, and because of its short term nature.  The interest rate is equal to the market rate for such instruments of similar duration and credit quality.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

The Company’s assets measured at fair market value on a recurring basis are as follows:

	As of September 30, 2013
	Fair Value Measurements Using
	(in 000’s)
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable	Inputs
Description	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total

Deferred Compensation plan assets held in Rabbi Trust (1)	$969	$-	$-	$969

Total	$969	$-	$-	$969

	As of December 31, 2012
	Fair Value Measurements Using
	(in 000’s)
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable	Inputs
Description	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total

Deferred Compensation plan assets held in Rabbi Trust (1)	$837	$-	$-	$837

Total	$837	$-	$-	$837

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

There were no significant transfers into and out of any level of the fair value hierarchy for assets measured at fair value for the three and nine months ended September 30, 2013 or the year ended December 31, 2012.

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

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 to Topic 220 – Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments to the Codification in this ASU require additional disclosure on the face of financial statements or in the notes to the financial statements, depending on materiality, for amounts reclassified out of accumulated other comprehensive income by component.  This ASU supersedes certain presentation requirements of ASU No. 2011-05 and ASU 2011-12 to Topic 220.  This amendment to this ASU was effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company adopted these provisions in the fourth quarter of 2012. Adoption of this provisions did not have a material impact on the Company’s consolidated financial statements since the Company has only immaterial other comprehensive income amounts.

In July 2013, the FASB issued ASU 2013-11 to Topic 740 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendment to the Codification in this ASU requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This ASU is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

2.         FINANCING OBLIGATIONS

The Company has a revolving credit facility (the “Credit Facility”) with SunTrust Bank (the “Bank”) which has a maximum borrowing limit of $25 million, which includes a $5 million stand-by letter of credit subfacility.  The Credit Facility is used to fund the Company’s capital expenditures, potential acquisitions and working capital.  The Company entered into the Credit Facility on June 13, 2013, replacing the previous bank facilities held with Wells Fargo, N.A.  The Credit Facility has a maturity date of June 14, 2016 and the Bank maintains a first priority security interest in substantially all of the Company’s assets.

Interest on borrowings pursuant to the Credit Facility is payable monthly at the LIBOR Rate plus between 1.50% and 2.50% per annum, depending on the Company’s Senior Leverage Ratio (as defined in the Credit Facility).  In an event of default, the Bank has the right to charge interest at the otherwise applicable rate plus 2.00% per annum.  The facility carries a quarterly commitment fee calculated based upon average daily undrawn availability under the Credit Facility multiplied by an applicable percentage ranging between 0.25% and 0.50% per annum depending on the Company’s Senior Leverage Ratio (as defined in the Credit Facility), and letter of credit fees are payable for issued and outstanding letters of credit as specified in the Credit Facility.

The Credit Facility contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind, which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, a restriction on cash dividends, a change in ownership control covenant and financial covenants.  The Credit Facility includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.05 to 1.00, limit capital expenditures, maintain a Minimum Adjusted EBITDA of at least $5,000,000, and a Maximum Senior Leverage Ratio of either 2.5 to 1.00 or 3.0 to 1.00, based on the Company’s trailing EBITDA.   The provisions of the Credit Facility allow the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. As of September 30, 2013, the Company was in compliance with all terms of the Credit Facility.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

For the three months ended September 30, 2013, interest expense was $2,000 on bank facilities at a weighted average interest rate of 2.69%.  There were no borrowings on the facility at September 30, 2013, but the applicable rate of interest on any borrowing at September 30, 2013 would have been 1.68%.  For the three months ended September 30, 2012, interest expense was less than $1,000 on the bank facility at a weighted average interest rate of 3.27%.  The Company also incurred unused bank facility fees of approximately $15,000 and $23,000 for the three months ended September 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $41,000 and $90,000 for the three months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, interest expense was $3,000 on the bank facility at a weighted average interest rate of 2.09%.  For the nine months ended September 30, 2012, interest expense was $7,000 on the bank facility at a weighted average interest rate of 3.28%.  The Company also incurred unused bank facility fees of approximately $60,000 and $75,000 for the nine months ended September 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $196,000 and $212,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company has entered into capital leases for the purchase of forklift trucks, conveyors, racking, computer technology equipment and computer software.  These capital leases have a term of 3 - 5 years.  The amortization of these assets is included in depreciation expense.  The total amount of remaining lease payments to be paid on capital leases, including interest and taxes, was $2.0 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively.  For the three months ended September 30, 2013, the Company repaid $106,000 of principal outstanding and $14,000 of interest expense related to capital leases.  For the three months ended September 30, 2012, the Company repaid $105,000 of principal outstanding and $25,000 of interest expense related to capital leases.  For the nine months ended September 30, 2013, the Company repaid $326,000 of principal outstanding and $48,000 of interest expense related to capital leases.  For the nine months ended September 30, 2012, the Company repaid $321,000 of principal outstanding and $52,000 of interest expense related to capital leases.

3.         EARNINGS PER SHARE

The following table shows the shares (in thousands) used in computing diluted earnings per share (“EPS”) in accordance with ASC topic No. 260 – Earnings per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted earnings per share:

Weighted average shares outstanding	13,245	13,058	13,199	13,033
Employee and director stock options	22	-	16	-
Weighted average shares assuming dilution	13,267	13,058	13,215	13,033

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

Options outstanding to purchase 286,000 shares of the Company’s common stock for the three and nine months ended September 30, 2013 and 351,000 shares for the three and nine months ended September 30, 2012 were not included in the computation of diluted EPS because their effect was anti-dilutive.

On January 1, 2009 the Company adopted an update to ASC topic No. 260, which requires the inclusion of all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, 910,637 of restricted shares are included in our calculation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 820,637 for the three and nine months ended September 30, 2012.    These restricted shares were issued under the Innotrac Corporation 2000 Stock Option and Incentive Award Plan and the Innotrac Corporation 2010 Stock Award Plan.  Both plans provide for immediate voting rights, forfeiture of unvested shares if a grantee’s employment or service with the Company ends for any reason (other than a change in control, as defined in the plan), and vesting of shares upon the earlier of a change in control or on specific vesting dates.  The vesting period for all restricted shares issued prior to June 2011 is 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  Vesting for restricted shares issued to employees beginning in June 2011 follow the same schedule of 25% on each of the 7th, 8th, 9th and 10th anniversary of the issuance date, or earlier upon a change in control.  The vesting period for restricted shares issued to non-employee Directors of the Company beginning in June 2011 follows the same schedule of 25% vesting on each of the 7th, 8th, 9th, and 10th anniversary (or earlier upon a change in control), unless the Director’s service with the Company terminates other than for cause prior to all shares vesting, in which case shares vest one third on the date of issuance and one third on each of the 1st and 2nd anniversary of the issuance date.

4.         INCOME TAXES

Innotrac utilizes the liability method of accounting for income taxes in accordance with ASC topic No. 740 – Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Management assesses the ability to realize the benefit of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. We recorded a valuation allowance against the Company’s net deferred tax assets as of December 31, 2012, 2011 and 2010 because operating losses at the time created uncertainty about the realization of deferred tax assets in future years.  During the period ended September 30, 2013, we released $17.2 million of our valuation allowance related to our deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards, which we determined it is more likely than not we will be able to utilize due to the expected generation of sufficient taxable income in the future. All of the $17.2 million valuation allowance release was recorded as an income tax benefit in the Condensed Consolidated Statements of Operations. As a result, the Company’s effective tax rate for the three and nine months ended September 30, 2013 was ($1,350.9%) and (520.8%), respectively.  The valuation allowance remaining at September 30, 2013 is $1.9 million, which primarily relates to a reserve against state and local taxes, where there is sufficient uncertainty as to whether we will be able to utilize this deferred tax asset in the future to necessitate maintaining an allowance.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized.  Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date.  The weight given to the evidence is commensurate with the extent to which it can be objectively verified.  In the evaluation as of September 30, 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:

 Positive evidence

●	The cumulative net income for the last twelve quarters;
●	The significant growth in revenues and earnings the Company has experienced over the past eight quarters;
●	The implementation and providing services to several new customers and the healthy sales pipeline with several large customers who are close to the point of contract negotiation;

Negative evidence

●	The loss of one large customer in the third quarter ended September 30, 2013;
●	The contract renewal of certain customer’s contracts in 2014;

The determination of when to adjust the valuation allowance requires significant judgment on the part of management.  Although realization is not assured, management concluded that it is more likely than not that the majority of deferred tax assets at September 30, 2013 will be realized in the ordinary course of operations.  Therefore a valuation allowance related to $17.2 million of deferred tax assets was determined to be unnecessary.

The Company did not generate any cash flow from the income tax benefit recorded to the Condensed Consolidated Statements of Operations in the period ended September 30, 2013, nor did this income tax benefit have any impact on business operations during the period.

Innotrac’s gross deferred tax asset as of September 30, 2013 and December 31, 2012 was approximately $21.5 million and $22.3 million, respectively.   This deferred tax asset was generated primarily by net operating loss carryforwards created by net losses in prior years.  Innotrac has Federal net operating loss carryforwards of $52.4 million at December 31, 2012 that expire between 2020 and 2032.

ASC topic No. 740 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon audit, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any net operating loss carryforwards as a result of ASC topic No. 740 and there are no unrecognized tax benefits and no related ASC topic No. 740 tax liabilities at September 30, 2013.

INNOTRAC CORPORATION and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

The Company generally recognizes interest and/or penalties related to income tax matters in general and administrative expenses.  As of September 30, 2013, we have no accrued interest or penalties related to uncertain tax positions.

5.        COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  There are no material pending legal proceedings to which the Company is a party to as of September 30, 2013.

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

The Company leases a single engine aircraft from a related party company owned by the Chairman/CEO.  The Company paid approximately $53,000 and $58,000 related to this lease for the three months ended September 30, 2013 and 2012, respectively.  The Company paid approximately $162,000 and $166,000 related to this lease for the nine months ended September 30, 2013 and 2012, respectively.  The Company incurred expenses of $367,000 related to improvements to the aircraft in 2012 and will depreciate this amount over the life of the lease.  In August 2012, the Company and the Chairman/CEO entered into a new ten-year lease with respect to the aircraft, under the terms of which i) should the airplane not be made available for use as required by the Company, the Chief Executive Officer will reimburse the Company for the undepreciated portion of certain improvements made in August, 2012, and ii) if the Company should cancel the lease of the aircraft before its contract term ending in August 2022, the Company would not require the Chief Executive Officer to reimburse the Company for the undepreciated portion of the improvements.  As of September 30, 2013 the undepreciated portion of these improvements amounted to $327,000.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our core competencies include:

Fulfillment Services:
●	sophisticated warehouse management technology
●	integration to leading ERP and Web Platforms
●	automated shipping solutions with freight optimization
●	real-time inventory tracking and order status
●	purchasing and inventory management
●	channel development
●	zone skipping and freight optimization modeling for shipment cost reduction
●	packaging solutions
●	back-order management
●	returns management
●	kitting, lot tracking and gift wrapping
●	inventory optimization
●	continuity and drop ship management
●	eCommerce consulting and integration

Contact Center Services:
●	inbound customer support services
●	seamless order and payment processing
●	technical support and order status
●	returns and refunds processing
●	call center integrated into fulfillment platform
●	cross-sell/up-sell services
●	collaborative chat
●	e-mail response

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

Business Mix – Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line/Vertical	2013	2012	2013	2012
eCommerce / Direct-to-Consumer	84.4%	75.2%	81.6%	73.0%
Direct Marketing	10.4	14.6	11.0	16.2
Modems & Telecommunications products	3.2	8.1	5.2	8.6
Business-to-Business (“B2B”)	2.0	2.1	2.2	2.2
	100.0%	100.0%	100.0%	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note: The above table is compiled by presenting the total of any individual client in a single Business Line/Vertical consistently in the years 2013 and 2012 based on the predominant category of the client’s revenues for the year ended December 31, 2012.

Since 2011, Innotrac Europe Gmbh, a joint venture with PVS Fulfillment Services GmbH, has offered end to end fulfillment services in Europe.  Innotrac Europe provides a fast to market solution to our United States based clients who want to enter the European market.  Additionally, eCommerce providers and retailers in Europe have easy visibility to Innotrac’s capabilities through on the ground marketing and business development efforts employed by Innotrac Europe.  Innotrac Europe’s operations and revenue were not material to the Company for the three or nine months ended September 30, 2013.

Results of Operations

The following tables set forth unaudited summary operating data, expressed as a percentage of revenues, for the three and nine months ended September 30, 2013 and 2012.  The data has been prepared on the same basis as the annual financial statements.  In the opinion of management, it reflects normal and recurring adjustments necessary for a fair presentation of the information for the periods presented.  Operating results for any period are not necessarily indicative of results for any future period.

The financial information provided below has been rounded in order to simplify its presentation.  However, the percentages below are calculated using the detailed information contained in the condensed consolidated financial statements.

Service Revenue and Cost of Service Revenue:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service Revenues	$26.4	$22.1	$77.9	$63.9
Cost of Service Revenues	13.4	10.4	38.8	30.3
Service Gross Profit	$13.0	$11.7	$39.1	$33.6
Service Gross Margin	49.3%	53.1%	50.1%	52.5%

Net service revenues increased 19.5% to $26.4 million for the three months ended September 30, 2013 from $22.1 million for the three months ended September 30, 2012.  This $4.3 million increase was attributable to a $3.4 million increase in revenue from new eCommerce clients; a $2.6 million increase in revenue relating to existing eCommerce clients; offset by a $1.2 million decrease in revenue from our telecommunications clients due to the loss of a client and a $407,000 decrease in revenue from our existing Direct Marketing clients due to reduced volume from existing clients.

Net service revenues increased 21.9% to $77.9 million for the nine months ended September 30, 2013 from $63.9 million for the nine months ended September 30, 2012.  This $14.0 million increase was attributable to $12.1 million in new revenue from new eCommerce clients; a $4.9 million increase in revenue relating to existing eCommerce clients; and a $334,000 increase in revenue from our existing B2B clients; offset by a $1.7 million decrease in revenue from our telecommunications clients due to the loss of a client and a $1.4 million decrease in revenue from our existing Direct Marketing clients due to reduced volume from existing clients.

Cost of service revenues increased 28.8% to $13.4 million for the three months ended September 30, 2013, compared to $10.4 million for the three months ended September 30, 2012.  Gross profit from service revenue as a percent of service revenues decreased to 49.3% from 53.1% due to the combined effect of a change in the mix of revenues by client and new client activity using a higher percentage of temporary labor.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of service revenues increased 28.1% to $38.8 million for the nine months ended September 30, 2013, compared to $30.3 million for the nine months ended September 30, 2012.  Gross profit from service revenue as a percent of service revenues decreased to 50.1% from 52.5% due to the combined effect of a change in the mix of revenues by client and new client activity using a higher percentage of temporary labor.

Freight Revenues and Freight Expenses.

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Freight Revenue	$3.3	$3.6	$10.4	$8.9
Freight Expenses	3.2	3.5	10.1	8.6
Freight Gross Profit	$0.1	$0.1	$0.3	$0.3
Freight Gross Margin	3.1%	4.0%	3.3%	3.5%

The Company’s freight revenues decreased 8.3% to $3.3 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012. The Company’s freight revenues increased 15.6% to $10.4 million for the nine months ended September 30, 2013 from $8.9 million for the nine months ended September 30, 2012.  The $300,000 decrease in freight revenues for the three month period ended September 30, 2013 compared to the three month period ending September 30, 2012 was due to one of the Company’s larger customers deciding to purchase freight direct rather than through Innotrac in 2013.  The $1.5 million increase for the nine month period ended September 30, 2013 is attributable to the Company’s overall revenue growth, and in particular, growth from clients choosing to use Innotrac’s freight procurement.

The Company’s freight expense decreased 8.6% to $3.2 million for the three months ended September 30, 2013 compared to $3.5 million for the three months ended September 30, 2012 in line with the corresponding decrease in freight revenue. The Company’s freight expense increased 17.4% to $10.1 million for the nine months ended September 30, 2013 compared to $8.6 million for the nine months ended September 30, 2012 in line with the corresponding increase in freight revenue as described above. The gross margin on freight for the three months ended September 30, 2013 was lower because of a customer deciding to purchase freight direct rather than through Innotrac, resulting in a change in the mix of freight margin which varies by carrier type. The gross margin on freight revenue was consistent for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
SG&A	$10.8	$9.7	$33.0	$28.9
SG&A as a % of Revenue	36.4%	37.7%	37.3%	39.7%

SG&A expenses for the three months ended September 30, 2013 increased to $10.8 million, or 36.4% of total revenues, compared to $9.7 million, or 37.7% of total revenues, for the same period in 2012. The increase in SG&A expenses primarily resulted from a $789,000 increase in facility, equipment, facility security and facility management costs due to the addition of several new clients, a $56,000 increase in sales and marketing costs due to sales commissions related to adding new customers and increased marketing expenditure for trade shows and advertising, and $297,000 of other general and administrative expenses relating to general corporate expenditures, primarily related to the growth of the business and certain client related expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SG&A expenses for the nine months ended September 30, 2013 increased to $33.0 million, or 37.3% of total revenues, compared to $28.9 million, or 39.7% of total revenues, for the same period in 2012.  The increase in SG&A expenses primarily resulted from a $1.8 million increase in facility, equipment, facility security and facility management costs due to the addition of several new clients and a $2.2 million increase in all other SG&A costs, including increased sales and marketing costs, severance costs, accrued bonuses, donations, advisory fees, and customer related costs.

Interest Expense:

Interest expense for the three months ended September 30, 2013 and 2012 was $41,000 and $90,000, respectively. Interest expense related to capital leases decreased to $14,000 during the three months ended September 30, 2013 compared to $25,000 during the same quarter in 2012.  Interest expense for the nine months ended September 30, 2013 and 2012 was $196,000 and $212,000, respectively. Interest expense related to capital leases decreased to $48,000 during the nine months ended September 30, 2013 compared to $52,000 during the same period in 2012.   Unused bank facility fees totaled $15,000 and $60,000 for the three month and nine month periods ended September 30, 2013, compared to $23,000 and $75,000 for the comparable periods in 2012.

Income Taxes:

We recorded a valuation allowance against the Company’s net deferred tax assets as of December 31, 2012, 2011 and 2010 because operating losses at that time created uncertainty about the realization of deferred tax assets in future years.  During the three months ended September 30, 2013, the Company released $17.2 million of the valuation allowance recorded in prior periods because it was determined that it is more likely than not that the tax benefits would be utilized by the generation of taxable income in the future.  The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 0% as a result of a valuation allowance recorded against the Company’s net deferred tax assets.  During the three and nine months ended September 30, 2013, the Company recorded $24,000 and $54,000 in tax expenses related to alternative minimum tax liability, respectively.

Liquidity and Capital Resources

The Company has a revolving credit facility (the “Credit Facility”) with SunTrust Bank (the “Bank”) with a maximum borrowing limit of $25 million, which includes a $5 million stand-by letter of credit subfacility.  The Credit Facility is used to fund the Company’s capital expenditures and working capital.  The Credit Facility was entered into on June 13, 2013, replacing the previous bank facilities held with Wells Fargo, N.A.  The Credit Facility has a maturity date of June 14, 2016 and the Bank maintains a first priority security interest in substantially all of the Company’s assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Credit Facility contains financial, affirmative and negative covenants by the Company as are usual and customary for financings of this kind, which can result in the acceleration of the maturity of amounts borrowed under the Credit Facility, including, without limitation, a restriction on cash dividends, a change in ownership control covenant and financial covenants.  The Credit Facility includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.05 to 1.00, limit capital expenditures, maintain a Minimum Adjusted EBITDA of at least $5,000,000, and a Maximum Senior Leverage Ratio of either 2.5 to 1.00 or 3.0 to 1.00, based on the Company’s trailing EBITDA. The provisions of the Credit Facility allow the Bank to declare any outstanding borrowings to be immediately due and payable as a result of noncompliance with any of the covenants. As of September 30, 2013, the Company was in compliance with all terms of the Credit Facility.

For the three months ended September 30, 2013, interest expense was $2,000 on bank facilities at a weighted average interest rate of 2.69%.  The rate of interest on the bank facility at September 30, 2013 was 1.68%.  For the three months ended September 30, 2012, interest expense was less than $1,000 on the bank facility at a weighted average interest rate of 3.27%.  The Company also incurred unused bank facility fees of approximately $15,000 and $23,000 for the three months ended September 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $41,000 and $90,000 for the three months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, interest expense was $3,000 on the bank facility at a weighted average interest rate of 2.09%.  For the nine months ended September 30, 2012, interest expense was $7,000 on the bank facility at a weighted average interest rate of 3.28%.  The Company also incurred unused bank facility fees of approximately $60,000 and $75,000 for the nine months ended September 30, 2013 and 2012, respectively, which unused bank facility fees are included in the total interest expense of $196,000 and $212,000 for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, the Company generated cash from operating activities of $4.8 million compared to generating $1.7 million of cash from operating activities in the same period of 2012.  The $3.1 million increase in cash generated by operating activities for the nine months ended September 30, 2013 from the same period in 2012 was due primarily to an increase in net income of $18.5 million in the 2013 period, offset by a $17.2 million change in deferred income taxes resulting from the reversal of a deferred tax valuation allowance, and to the net change in all operating assets and liabilities using $1.5 million of cash during the nine months ended September 30, 2013 compared to using $3.1 million during the same period in 2012.  The $1.6 million increase in cash provided by operating assets and liabilities for the nine months ended September 30, 2013 compared to 2012 resulted mainly from the $3.1 million of cash provided by accounts receivable in 2013 compared to using $1.6 million in 2012, offset by a decrease in accounts payable and accruals of $4.3 million in the nine months ended September 30, 2013 compared to $1.3 million in the nine months ended September 30, 2012.  The $4.7 million increase in cash provided by accounts receivable was primarily due to a decrease in accounts receivable from the higher seasonal balance at December 31, 2012 as a result of collections.  The $3.0 million decrease in cash used by accounts payable and accruals was due to the increase in vendor payables for temporary employees and other suppliers to support the increased volume during 2013.

During the nine months ended September 30, 2013 and 2012, net cash used in investing activities consisted mainly of capital expenditures and were $3.3 million and $4.7 million, respectively.  The $3.3 million of investing activities for the nine months ended September 30, 2013 includes additional purchases required to expand within existing facilities to service new clients.  The $4.7 million of investing activities for the nine months September 30, 2012 includes i) $3.2 million of purchased equipment for the build out of our new fulfillment center in Groveport, Ohio and ii) $1.5 million for all other capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2013 and 2012, there were no borrowings under the line of credit.  The average daily borrowings outstanding on the Credit Facility for the nine months ended September 30, 2013 and 2012 were $213,000 and $278,000, respectively. The maximum borrowing outstanding on the Credit Facility for any one day during the nine months ended September 30, 2013 and 2012 were $2.7 million and $2.4 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company repaid $326,000 and $321,000, respectively, of principal outstanding on capital leases.  Additionally, during the nine months ended September 30, 2013, the Company incurred $131,000 of loan commitment fees as a result of the new credit facility with SunTrust. During the nine months ended September 30, 2012, the Company incurred $37,000 of loan commitment fees as a result of the Third and Second Amendments to the Credit Agreement with Wells Fargo, N.A.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibits:

10.1*	Employment Agreement, dated April 5, 2010, between the Company and Larry Hanger.

10.2*	Employment Agreement, dated April 22, 2010, between the Company and Robert Toner.

10.3*	Form of Indemnification Agreement.

10.4*	Deferred Compensation Plan Trust Agreement, dated March 28, 2007, between the Company and the undersigned banking institution, as Trustee.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d – 14(a).

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d – 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101*	The following financial information from Innotrac Corporation’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements

*          Filed herewith
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOTRAC CORPORATION
(Registrant)

Date: November 14, 2013	By:	/s/ Scott D. Dorfman
Scott D. Dorfman
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Stephen G. Keaveney
Stephen G. Keaveney
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

